Form 10QSB
period 1996-03-31
US 1 INDUSTRIES INC
filed 1996-05-14
CIK 351498

FORM 10-QSB

________________________________________________


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 1996.

Commission File No.  1-8129.


US 1 INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)


          Indiana                                           95-3585609
(State of Incorporation)                      (IRS Employer Identification No.)



   1000 Colfax, Gary, Indiana                                 46406
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (219) 944-6116

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___


As of April 26, 1996, 9,829,336 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    15

Part I


Item 1. FINANCIAL STATEMENTS.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

ASSETS
                                                     March 31,     December 31,
                                                         1996           1995
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $   144,775    $    53,602
   Restricted cash - former officer defense fund         43,501         43,315
   Account receivable--trade less allowance for
     doubtful accounts of $50,000 and $150,139        1,605,422      1,525,626
   Other receivables less valuation allowance
     of $200,000                                        237,731        144,561
   Deposits                                             172,058        172,180
   Prepaid expenses                                     115,046        133,437
                                                    ------------   ------------
      Total current assets                            2,318,533      2,072,721
                                                    ------------   ------------
FIXED ASSETS:
   Equipment                                             15,828         15,828
   Less accumulated depreciation and amortization        (6,202)        (5,730)
                                                    ------------   ------------
      Net fixed assets                                    9,626         10,098
                                                    ------------   ------------
ASSETS HELD FOR SALE:
   Land                                               1,215,000      1,215,000
   Valuation allowance                               (1,011,000)    (1,011,000)
                                                    ------------   ------------
      Net assets held for sale                          204,000        204,000
                                                    ------------   ------------
TOTAL ASSETS                                        $ 2,532,159    $ 2,286,819
                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                      March 31,    December 31,
                                                         1996          1995
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 3,022,414    $ 2,929,321
   Accrued expenses                                     237,962        252,269
   Short-term debt                                    2,021,315      1,822,519
   Insurance and claims                                 218,929        209,678
   Accrued interest                                      35,206         43,529
   Accrued compensation                                  36,712         41,291
   Estimated fuel and other taxes                       129,690        163,027
                                                     -----------    -----------
      Total current liabilities                       5,702,228      5,461,634
                                                     -----------    -----------
LONG-TERM DEBT                                          472,294        515,767

NEGATIVE EQUITY IN PARTNERSHIP INVESTMENT               458,968        458,968

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          547,112        547,112

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding 9,829,336.     40,489,296     40,489,296
   Accumulated deficit                              (45,137,739)   (45,185,958)
                                                    ------------    ----------
      Total shareholders' equity (deficiency)        (4,648,443)    (4,696,662)
                                                    ------------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,532,159    $ 2,286,819
                                                    ============   ===========


The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                     1996            1995

OPERATING REVENUES                              $ 3,646,991     $ 4,035,773
                                                -----------     -----------
OPERATING EXPENSES:
   Purchased transportation                       2,735,985       3,132,109
   Insurance and claims                             125,048         120,158
   Salaries, wages, and other                       121,461         119,534
   Commissions                                      328,912         342,818
   Operating supplies and expense                   185,200         157,629
   Operating taxes and licenses                      35,267          56,474
   Communications and utilities                      16,843          18,326
   Rents                                             13,000          11,500
   Depreciation and amortization                        471             360
                                                ------------    ------------
     Total operating expenses                     3,562,187       3,958,908
                                                ------------    ------------
OPERATING INCOME                                     84,804         133,124
                                                ------------    ------------
NON-OPERATING INCOME (EXPENSE):
   Interest income                                      445           9,155
   Interest expense                                 (67,480)        (45,113)
   Other income                                      30,450          27,099
                                                ------------    ------------
     Total non-operating (expense)                  (36,585)         (8,859)
                                                ------------    ------------

INCOME FROM CONTINUING OPERATIONS                    48,219         124,265

DICONTINUED OPERATIONS:
   Net loss from LRS Transportation                                (228,311)
                                                ------------    ------------

NET INCOME (LOSS)                               $    48,219     $  (104,046)
                                                ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
   Earnings (loss) from continued operations    $      0.00     $       .01
   Discontinued operations                                             (.02)
                                                ------------    ------------
   Earnings (loss)                              $      0.00     $      (.01)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          9,829,336       9,829,336
                                                ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)

                                                   Three Months Ended March 31,
                                                           1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                       $  48,219    $(104,046)
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                               472       13,435
  Changes in operating assets and liabilities:
    Accounts receivable - trade                           (79,796)    (313,105)
    Other receivables                                     (93,170)       3,699
    Prepaid assets                                         18,391      (79,222)
    Deposits                                                  122       66,394
    Accounts payable                                       93,093      298,975
    Accrued expenses                                      (14,307)
    Accrued interest                                       (8,323)
    Insurance and claims                                    9,251      (84,244)
    Other accrued compensation                             (4,579)      16,716
    Fuel and other taxes                                  (33,337)    (181,186)
    Other                                                    (186)
                                                        ----------   ----------
   Net Cash used for operating activities                 (64,150)    (362,584)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of L.R.S. Transportation                                    (50,000)
  Additions to property and equipment                                  (16,127)
  Distributions in excess of investment in joint venture                11,500
                                                        ----------   ----------

   Net cash used for investing activities                              (54,627)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                      27,866      157,639
  Proceed from other loans                                             200,000
  Proceeds from other related party loans                 127,457         (587)
  Proceeds from issuance of preferred stock                              4,425
                                                        ----------   ----------
   Net cash provided from financing activities            155,323      361,477
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       91,173      (55,734)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             53,602      124,250
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 144,775    $  68,516
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-

Cash paid during period for interest                    $  75,803    $  43,471
                                                        ==========   ==========

See accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. BASIS OF PRESENTATION

The accompanying consolidated condensed balance sheet as of March 31, 1996 and the consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant revenue declines since 1992, cumulative losses, and negative cash flows during the three-year period ended December 31, 1995. At March 31, 1996 and 1995, the Company's current liabilities exceeded its current assets by $3.4 million and $3.3 million, respectively. At March 31, 1996 the shareholder deficit was $4.6 million. While there have been improved results from continuing operations and a significant decrease in operating costs, the Company's recurring shareholders' deficiency, pending litigation, and negative cash flows, and inability to remain in compliance with financial covenants with its lenders, continue to raise substantial doubt about its ability to continue as a going concern.

The new management of the Company evaluated the Company's current financial condition and determined that, in order for the Company to continue as a going concern, the Company should take certain actions, including the reduction of operating expenses, improvement or replacement of its current management information systems, obtaining concessions from the Company's creditors, and reestablishing good relations with its agents, owner/operators and other
vendors.   To accomplish this, new management immediately implemented stringent cost controls, made significant reductions in the Company's work force, and commenced discussions with lessors of real estate and equipment and other trade creditors, to terminate their leases and/or compromise the Company's obligations. These measures allowed the Company to generate sufficient cash flows to meet its obligations on a timely basis and return the Company to profitable operations. Management has refinanced its line of credit through May 1997 (see Note 5), however, the Company remains in violation of certain financial covenants. It is management's expectation that continuation of these efforts during 1996 and into the future will restore the Company to a solid financial standing. However, there is no assurance that this can be accomplished.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


3.  RESTATEMENT OF OLD TRADE PAYABLES

During 1995, the Company had taken into income certain old trade payables that the Company believed it would never have to pay. However, under Generally Accepted Accounting Principles such payables cannot be taken into income until legally released either judicially or by the creditor. Accordingly, these amounts were reinstated as accounts payable during the fourth quarter of 1995. To reflect this restatement for the three months ended March 31, 1995, income from continuing operations has been reduced by approximately $227,000 ($0.02 per share) from those amounts which were previously.


4.  RELATED PARTY TRANSACTIONS

During 1995, the Company leased a portion of their staff and management from K&A, Inc., an employee leasing company owned by the Company's President and a general partner of August Investment Partnership ("AIP"). Total charges from K&A during the three months ended March 31, 1995 were $42,000. Fees for certain other leased employees were charged by AIP and by the Company's primary insurance provider for $3,365 for the three months ended March 31, 1995. These amounts have been classified as salaries, wages, and other in the accompanying consolidated statements of operations. These employees are now employed by the Company. Services provided to related party companies amounting to approximately $87,000 are included in revenue for the three months ended March 31, 1996.

	The Company's primary insurance provider ("AIFE") is managed by a Gener Partner of AIP. These policies were in place before AIP provided management to the Company. The terms and conditions of the policies have not changed. AIFE converted outstanding accounts payable at December 31, 1994 and premium and deductibles from LRS into a note payable during 1995. The balance of these notes was $269,027 and $280,070 at March 31, 1996 and December 31, 1995,respectively, as disclosed in Note 6.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


5.  SHORT-TERM DEBT

Short-term debt at March 31, 1996 and December 31, 1995 consists of:

	                                      March 31,        December 31,
	                                         1996               1995
	                                     ----------         ----------
Line of credit                             $1,121,082         $1,093,216
Current portion of long-term debt              46,733             14,303

Due to Landair                                200,000            200,000
Due to August Investment Partnership          100,000            100,000
Due to Antonson/Kibler                        553,500            415,000
                                           ----------         ----------
Total                                      $2,021,315         $1,822,519
                                           ==========         ==========

In May 1995, the Company replaced its previously existing revolving line of credit with a new revolving line of credit agreement under which the Company may borrow up to a maximum of $3,000,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.50% at March 31, 1996 and December 31, 1995) plus 3.25%. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets. The agreement expires in May 1997.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of March 31, 1996 and December 31, 1995, the Company continues to be in violation of the minimum net worth, additional indebtedness, and debt service coverage ratio covenants. As a result, the lender may declare the commitment terminated and demand payment. Management does not expect the lender to terminate the agreement and expects the violations to be waived during 1996.

Due to Landair--Mortgage note payable to seller of L.R.S. Transportation, Inc., interest at 8.5% until January 10, 1996 and at the prime rate published on January 10, 1996 thereafter, due in two installments of $100,000 each on January 10, 1996 and 1997. The Company has not made the January 1996 payment and intends to dispute liability based on misrepresentations by the sellers (see Note 8).

Other--Three additional loans were extended to the Company during 1995 and 1994. The President and the General Partner of AIP also extended a loan to the Company in the amount of $553,500. The interest rate on this loan approximates the prime rate (8.50%) at March 31, 1996 and December 31, 1995. AIP loaned the Company $100,000 during the quarter ended September 30, 1995. The interest rate on this loan is the prime rate plus .75% (9.25%) at March 31, 1996 and December 31, 1995.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


6.  LONG-TERM DEBT

Long-term debt at March 31, 1996 and December 31, 1995 consists of:

                                                     March 31,   December 31,
                                                       1996          1995
                                                     ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                       $250,000      $250,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                   $269,027       280,070
                                                     --------       --------
     Total debt                                       519,027       530,070
Less current portion                                   46,733        14,303
                                                     --------       --------
Total long-term debt                                 $472,294       $515,767
                                                     ========       ========

7.  DISCONTINUED OPERATIONS

On January 11, 1995, the Company purchased certain assets of the less-than-truckload (LTL) refrigerated operations of Landair Services, Inc. The Company formed the wholly owned subsidiary, L.R.S. Transportation, Inc. (LRS), which included these operations. The acquisition was made for $50,000 in cash and a $200,000 promissory note payable in two installments of $100,000 each on January 10, 1996 and 1997 to Landair Services, Inc. Interest on the installment note will be 8.5% until January 10, 1996 and at the prime rate published on January 10, 1996 thereafter. Collateral for the note consists of unimproved land owned by the Company located in Texas.

The acquisition was accounted for using the purchase method of accounting. Identifiable intangible assets of $100,000, consisting of contracts, documents, and proprietary rights, and goodwill of $150,000 arising from the transaction each were recorded and scheduled to be amortized over five years using the straight line method. Results of operations of LRS have been consolidated into US1 from the date of acquisition, January 11, 1995.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

After sustaining substantial losses through July 1995, the Board of Directors approved shutting down the operations of LRS effective August 15, 1995. For the time LRS was operating, the Company considered it a separate segment. This business was distinguished from the Company's other businesses in that LRS was under separate management in a separate location with separate accounting, leased its own terminals and trucks necessary to operate the business and hired drivers as employees. The LRS freight consisted of refrigerated partial loads. Trucks were assigned routes to make intermittent deliveries. The Company's other remaining operations involve the use of independent sales agents who in turn contract with independent owner operators to haul freight to the desired destination. This business does not own any trucks or terminals and does not have any drivers on the payroll. Further, this business generally hauls non-refrigerated full loads that are arranged by independent sales agents. The Company's primary role is to provide administrative services to billing, collection, safety, permits, licensing and disbursement.

After evaluating the criteria contained in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" the loss on disposal and results of operations related to LRS have been classified on the accompanying 1995 consolidated statements of operations under the caption of "Discontinued operations." No separate segment disclosure is made in 1995 due to the purchase and discontinuation of LRS during the year.

As of December 31, 1995, LRS remaining liabilities were approximately $1.5 million. Of this amount $520,000 are loans payable to related parties as discussed in footnotes 5 and 6. Also included in this amount is approximately $530,000 due to the seller of LRS for the financing of the purchase price, back rent, and early termination fees on leased assets used by LRS prior to its closure. Reference is made to footnote 8 for disclosure of related litigation.


8.  COMMITMENTS  AND CONTINGENCIES

Over the past few years, the Company has had a significant number of lawsuits instituted or threatened against it as a result of its poor financial condition and its inability to meet certain financial obligations. For the most part, these suits have been settled through cash payments of a reduced amount or through the institution of payment plans. The undisputed claims that have not been settled are reflected as liabilities in the Company's financial statements and are included in accrued expenses in the accompanying consolidated balance sheets. The litigation that is currently pending (for which the Company believes it has accrued adequate reserves) includes:

Farrell v. Transcon Incorporated. This matter is a wrongful termination and misrepresentation claim brought by Mr. Farrell in Los Angeles Superior Court on July 8, 1993 alleging damages of $1.0 million. In addition to the wrongful termination action, Mr. Farrell has filed a workers' compensation claim, which is pending before the California Workers' Compensation Appeals Board. The Company's workers' compensation insurance carrier has settled with Mr. Farrell on the workers' compensation portion of the suit. The action in the Superior Court has been scheduled for 1996.

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Landair Transport, Inc. v. US 1 Industries, Inc. and LRS Transportation. On March 15, 1996, Landair Transportation filed suit in U.S. District Court for $623,414 against the Company for breach of contract arising out of an asset purchase agreement, related promissory note, and leases. The Company disputes this claim based on misrepresentations made by the plaintiffs.


Paltrans. On March 27, 1996, the mortgage holder on the property owned by the Paltrans partnership filed to put the property into receivership effective immediately. It is the Company's position that it is liable on the $3.0 million dollar mortgage only to the extent of the value of the property. The mortgage holder feels the Company is liable for the entirety of the short fall which could approximate $1.0 million.

The Company believes it has adequately reserved for the above claims, however, additional liability is possible and the ultimate disposition of these claims may have a material adverse effect to the Company's results of operations, cash flows and financial position.

The Company carries insurance for public liability and property damage, and cargo loss and damage through various programs. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Results of Operations

The financial statements and related notes contained elsewhere in this Form 10-Q and in the Company's Form 10-K for its fiscal year ended December 31, 1995 are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Period 1996 Compared to 1995

The Company's operating revenues decreased from $4.04 million for the first quarter of 1995 to $3.65 million for the same period in 1996. The Company's operating revenues are generated principally from its truckload carrier, Keystone, which generates sales through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The decrease in operating revenues resulted from the general decline in available freight and the transition in replacing an agent in the Detroit area during the first quarter of 1996.

Total operating expenses decreased from $3.96 million for the first quarter of 1995 to $3.56 million for the same period in 1996. The largest component of operating expenses is purchased transportation, which generally varies in proportion to operating revenues at approximately 77% . Purchased transportation decreased from $3.13 million in 1995 to $2.74 million in 1996. Commissions, decreased slightly from $.34 million for 1995 to $.32 in 1996. Commissions generally vary in proportion to operating revenues. Insurance and claims did not change between the periods, remaining at $.1 million for 1995 and 1996. Insurance and claims also generally vary in proportion to operating revenues, although they also depend on claims experience. The remaining operating expenses remained substantially constant between 1995 and 1996 at $0.2 million.

Non-operating expense increased from $9 thousand for the first quarter of 1995 to $36 thousand for the first quarter of 1996 and consists primarily of interest expense. Interest expense varies in proportion to the Company's outstanding interest-bearing indebtedness which increased during 1995 as the result of the LRS losses.

The LRS discontinued operations resulted in a loss of $.2 million which affected the overall operating results for the first quarter of 1995. Overall operating results for the first quarter of 1996 increased to $48 thousand from a loss of $.1 million. The remaining difference in overall operating results of approximately $80 thousand was do to the overall reduction in revenue.


Future Prospects

The Company's management remains optimistic about its future prospects. Revenue in the first quarter of 1996 increased over revenue in the fourth quarter of 1995. Management expects second quarter 1996 sales to exceed those from the second quarter of 1995. The addition of an agent recruiter has aided the Company. The current business plan calls for the addition of agent recruiters over the next year. These additions should increase the Company's revenue to more profitable levels. The Company's future depends on its ability to resolve many remaining situations including cash flow problems, declining sales, and numerous lawsuits.


Liquidity and Capital Resources

As of March 31, 1996, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.6 million and its current liabilities of $5.7 million exceeded its current assets by $3.4 million. As described above, the Company has experienced significant revenue declines, operating losses in prior years and losses from discontinued operations leaving the Company in its current position. The Company's borrowing from the partners of AIP and the Company's president to alleviate the current cash shortages has enabled the Company to continue in operation. While the Company's current situation is not good, current growth plans are designed to grow the Company while remaining profitable which should enable it to improve its liquidity position.

The Company continues to suffer from a negative cash flow from operations although the negative cash flow improved from a negative of $.4 million during the first quarter of 1995 to only $.06 million during the same period of 1996. A positive cash flow for the quarter ended March 31, 1996 was provided by borrowing from the Company's president and a partner of AIP.

The Company's principal source of outside liquidity is its $3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's eligible accounts receivable. At March 31, 1996, the outstanding borrowings were $2.0 million, which essentially was the entire amount that the Company was eligible to borrow. The line of credit expires on May 31, 1997. The Company is currently in violation of several covenants of the lender. Relief from these covenants is expected from the lender. Additional liquidity has been provided by loans from AIP and the Company's president.

Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that the favorable compromise of the Company's various lawsuits and an increase in operating performance remain essential to its long-term survival. Unfortunately, there can be no assurance that these goals will be achieved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

	See footnote 8 to the unaudited financial statements included herein.

Item 6(b).  Reports on Form 8-K

     No Reports on Form 8-K have been filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



US 1 Industries, Inc.




Michael E. Kibler

President




James C. Day

Chief Financial Officer

May 14, 1996