Form 10QSB
period 1996-06-30
US 1 INDUSTRIES INC
filed 1996-08-13
CIK 351498

FORM 10-QSB

________________________________________________


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended June 30, 1996.

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
Yes _X_  No ___


As of August 12, 1996, 9,829,336 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    13


Part I


Item 1. FINANCIAL STATEMENTS.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995



ASSETS

                                                      June 30,     December 31,
                                                         1996           1995
                                                     (Unaudited)

CURRENT ASSETS:
   Cash                                             $    58,499    $    53,602
   Restricted cash - former officer defense fund         43,843         43,315
   Account receivable--trade less allowance for
     doubtful accounts of $120,000 and $150,139       1,708,582      1,525,626
   Other receivables less valuation allowance
     of $200,000                                        501,018        144,561
   Deposits                                             171,630        172,180
   Prepaid expenses                                     161,018        133,437
                                                    ------------   ------------
      Total current assets                            2,644,590      2,072,721
                                                    ------------   ------------
FIXED ASSETS:
   Equipment                                             15,828         15,828
   Less accumulated depreciation and amortization        (6,672)        (5,730)
                                                    ------------   ------------
      Net fixed assets                                    9,156         10,098
                                                    ------------   ------------
ASSETS HELD FOR SALE:
   Land                                               1,215,000      1,215,000
   Valuation allowance                               (1,011,000)    (1,011,000)
                                                    ------------   ------------
      Net assets held for sale                          204,000        204,000
                                                    ------------   ------------
TOTAL ASSETS                                        $ 2,857,746    $ 2,286,819
                                                    ============   ============







The accompanying notes are an integral part of the consolidated financial statements.





US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                       June 30,    December 31,
                                                         1996          1995
                                                     (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                                 $ 2,997,187    $ 2,929,321
   Accrued expenses                                     246,609        252,269
   Short-term debt                                    2,154,322      1,822,519
   Insurance and claims                                 262,226        209,678
   Accrued interest                                      39,974         43,529
   Accrued compensation                                  35,708         41,291
   Estimated fuel and other taxes                       182,619        163,027
                                                     -----------    -----------
      Total current liabilities                       5,918,645      5,461,634
                                                     -----------    -----------
LONG-TERM DEBT                                          459,733        515,767

NEGATIVE EQUITY IN PARTNERSHIP INVESTMENT               458,968        458,968

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          547,112        547,112

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding 9,829,336.     40,489,296     40,489,296
   Accumulated deficit                              (45,016,008)   (45,185,958)
                                                    ------------    ----------
      Total shareholders' equity (deficiency)        (4,526,712)    (4,696,662)
                                                    ------------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,857,746    $ 2,286,819
                                                    ============   ===========


The accompanying notes are an integral part of the consolidated financial statements.




US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                              Three Months Ended            Six Months Ended
                                              1996          1995            1996         1995

OPERATING REVENUES                        $ 4,096,404   $ 3,530,038     $ 7,743,395   $ 7,622,070
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                 3,078,289     2,731,990       5,814,274     5,864,099
   Insurance and claims                       137,536       126,441         262,584       246,599
   Salaries, wages, and other                 186,472        30,875         307,933       150,409
   Commissions                                398,773       325,759         727,685       668,577
   Operating supplies and expense              75,795       165,842         260,995       323,471
   Operating taxes and licenses                33,297       124,383          68,564       180,857
   Communications and utilities                15,542        21,515          32,385        39,841
   Rents                                        4,767        16,750          17,767        28,250
   Depreciation and amortization                  470           361             941           721
                                          ------------  ------------    ------------   -----------
     Total operating expenses               3,930,941     3,543,916       7,493,128     7,502,824
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                              165,463       (13,878)        250,267       119,246
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                             16,543         5,604          16,988        14,759
   Interest expense                           (84,643)      (53,755)       (152,123)      (98,868)
   Other income                                24,364        31,084          54,814        58,163
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)            (43,736)      (17,067)        (80,321)      (25,946)
                                          ------------  ------------    ------------   -----------

INCOME FROM CONTINUING OPERATIONS             121,727       (30,945)        169,946        93,300

DISCONTINUED OPERATIONS:
   Net loss from LRS Transportation                        (212,529)                     (440,840)
                                          ------------  ------------     -----------   -----------

NET INCOME (LOSS)                         $   121,727   $  (243,474)    $   169,946   $  (347,540)
                                          ============  ============    ============  ============

EARNINGS (LOSS) PER COMMON SHARE:
   Earnings (loss) from continued
        operations                        $      0.02   $       .01     $      0.02   $       .01
   Discontinued operations                                     (.02)                         (.02)
                                          ------------  ------------    ------------  ------------
   Earnings (loss)                        $      0.02   $      (.01)    $      0.02   $      (.01)
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES    9,829,336     9,829,336       9,829,336     9,829,336
                                          ============  ============    ============  ============

The accompanying notes are an integral part of the consolidated financial statements.


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                                                      Six Months Ended June 30,
                                                           1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                       $ 169,946    $(347,540)
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                               942        1,896
  Changes in operating assets and liabilities:
    Accounts receivable - trade                          (182,956)    (253,389)
    Other receivables                                    (356,457)      32,559
    Prepaid assets                                        (27,581)    (144,392)
    Deposits                                                  550       66,531
    Accounts payable                                       67,866      357,794
    Accrued expenses                                       (5,660)
    Accrued interest                                       (3,555)
    Insurance and claims                                   52,548      (90,731)
    Other accrued compensation                             (5,583)      21,727
    Fuel and other taxes                                   19,592     (116,793)
    Other                                                    (524)      22,505
                                                        ----------   ----------
   Net Cash used for operating activities                (270,872)    (449,833)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of L.R.S. Transportation                                    (50,000)
  Additions to property and equipment                                  (19,729)
  Distributions in excess of investment in joint venture                23,172
                                                        ----------   ----------

   Net cash used for investing activities                              (46,557)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                     158,306      281,901
  Proceeds from other related party loans                 117,463      230,000
  Proceeds from issuance of preferred stock                              4,425
                                                        ----------   ----------
   Net cash provided from financing activities            275,769      516,326
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        4,897       19,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             53,602      124,250
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  58,499    $ 144,186
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-

Cash paid during period for interest                    $ 155,678    $  94,781
                                                        ==========   ==========

See accompanying notes are an integral part of the consolidated financial statements.


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


1. BASIS OF PRESENTATION

The accompanying consolidated condensed balance sheet as of June 30, 1996 and the consolidated condensed statements of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant revenue declines since 1992, cumulative losses, and negative cash flows during the three-year period ended December 31, 1995. At June 30, 1996 and 1995, the Company's current liabilities exceeded its current assets by $3.3 million and $3.4 million, respectively. At June 30, 1996, the shareholder deficit was $4.5 million. While there have been improved results from continuing operations and a significant decrease in operating costs, the Company's recurring shareholders' deficiency, pending litigation, and negative cash flows, and inability to remain in compliance with financial covenants with its lenders, continue to raise substantial doubt about its ability to continue as a going concern.


3.  RESTATEMENT OF OLD TRADE PAYABLES

During 1995, the Company took into income certain old trade payables that the Company believed it would never have to pay. However, these amounts were reinstated as accounts payable during the fourth quarter of 1995. To reflect this reinstatement for the six months ended June 30, 1995, income from continuing operations has been reduced by approximately $329,847 ($0.03 per share) from the amount which was previously reported.


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4.  RELATED PARTY TRANSACTIONS

During 1995, the Company leased a portion of their staff and management from K&A, Inc., an employee leasing company owned by the Company's President and a general partner of August Investment Partnership ("AIP"). Total fees for certain other leased employees charged by K&A, by AIP, and by the Company's primary insurance provider during the six months ended June 30, 1995 were $107,335. These amounts have been classified as salaries, wages, and other in the accompanying consolidated statements of operations. These employees are now employed by the Company. Services provided to related party companies amounting to approximately $122,841 are included in revenue for the six months ended June 30, 1996.

	The Company's primary insurance provider ("AIFE") is managed by a General Partner of AIP. These policies were in place before AIP provided management to the Company. The terms and conditions of the policies have not changed. AIFE converted outstanding accounts payable at December 31, 1994 and premium and deductibles from LRS into a note payable during 1995. The balance of these notes was $257,733 and $280,070 at June 30, 1996 and December 31, 1995,respectively, as disclosed in Note 6.


5.  SHORT-TERM DEBT

Short-term debt at June 30, 1996 and December 31, 1995 consists of:

	                                      June 31,         December 31,
	                                         1996               1995
	                                     ----------         ----------
Line of credit                             $1,251,522         $1,093,216
Current portion of long-term debt              48,000             14,303

Due to Landair                                200,000            200,000
Due to August Investment Partnership          100,000            100,000
Due to Antonson/Kibler                        554,800            415,000
	                                     ----------         ----------
Total                                      $2,154,322         $1,822,519
	                                     ==========         ==========

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


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


6.  LONG-TERM DEBT

Long-term debt at June 30, 1996 and December 31, 1995 consists of:

                                                     June 31,    December 31,
                                                       1996          1995
                                                     ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                       $250,000       $250,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                   $257,733        280,070
                                                     --------       --------
     Total debt                                       507,733        530,070
Less current portion                                   48,000         14,303
                                                     --------       --------
Total long-term debt                                 $459,733       $515,767
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

On August 15, 1995, LRS ceased operations. As of December 31, 1995, LRS remaining liabilities were approximately $1.5 million. Of this amount $520,000 are loans payable to related parties as discussed in footnotes 5 and 6. Also included in this amount is approximately $530,000 due to the seller of LRS for the financing of the purchase price, back rent, and early termination fees on leased assets used by LRS prior to its closure. Reference is made to footnote 8 for disclosure of related litigation.


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


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

Farrell v. Transcon Incorporated. This matter is a wrongful termination and misrepresentation claim brought by Mr. Farrell in Los Angeles Superior Court on July 8, 1993 alleging damages of $1.0 million. In addition to the wrongful termination action, Mr. Farrell has filed a workers' compensation claim, which is pending before the California Workers' Compensation Appeals Board. The Company's workers' compensation insurance carrier has settled with Mr. Farrell on the workers' compensation portion of the suit. The remaining charges were settled during the second quarter of 1996 for $132,000. This payment is due to be paid in September 1996 when the reserve set up for the former officers is scheduled to be returned to the Company.

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

US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)



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


Period 1996 Compared to 1995

The Company's operating revenues increased from $7.6 million for the period ended June 30, 1995 to $7.7 million for the same period in 1996. The Company's operating revenues are generated principally from its truckload carrier, Keystone, which generates sales through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the increase in agents working for the company replacing the loss of an agent in the Detroit area.

Total operating expenses remained virtually the same from 1995 to 1996 remaining at $7.5 million dollars. The largest component of operating expenses is purchased transportation, which generally varies in proportion to operating revenues at approximately 77%. Commissions generally vary in proportion to operating revenues. Insurance and claims also generally vary in proportion to operating revenues, although they also depend on claims experience.

Non-operating expenses remained the same from 1995 and 1996 except interest expense with increased from .09 million for the six months ended June 30, 1995 to $.15 million for the same period in 1996. Interest expense varies in proportion to the Company's outstanding interest-bearing indebtedness which increased during 1995 as the result of the LRS losses.

The LRS discontinued operations resulted in a loss of $.44 million which affected the overall operating results for the first quarter of 1995. Overall operating results for the period ended June 30, 1996 increased to $.17 million from a loss of $.35 million. The remaining difference in overall operating results of approximately $80 thousand was do to the overall decrease in expenses during 1996 over 1995 and the slight increase in revenue.



Future Prospects

The Company's management is pleased with recent results - second quarter results were better than either the prior quarter or the comparable quarter during the prior year - and is continuing to implement various plans to increase revenue and improve operating results. However, its financial condition remains tenuous and AIP and its partners have expressed their desire not to further finance the operations of the Company. As a result, the Company is looking for new sources of financing and exploring alternative options in order to address its cash needs and to boost its operating performance.


Liquidity and Capital Resources

As of June 30, 1996, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.5 million and its current liabilities of $5.9 million exceeded its current assets by $3.3 million. As described above, the Company has currently begun increasing sales but previous significant revenue declines, operating losses in prior years and losses from discontinued operations leaving the Company in its current position. The Company's borrowing from the partners of AIP and the Company's president to alleviate the current cash shortages has enabled the Company to continue in operation. While the Company's current situation is not good, current growth plans are designed to grow the Company while remaining profitable which should enable it to improve its liquidity position.

The Company continues to suffer from a poor cash flow from operations although the cash flow improved from a negative of $.05 million during the six months ended June 30, 1995 to a positive of $.005 million during the same period of 1996. A positive cash flow for the period ended June 30, 1996 was provided by operating profits and loans from related parties.

The Company's principal source of outside liquidity is its $3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's eligible accounts receivable. At June 30, 1996, the outstanding borrowings were $2.15 million, which essentially was the entire amount that the Company was eligible to borrow. The line of credit expires on May 31, 1997. The Company is currently in violation of several covenants of the lender. The lender is expected to continue to lend to the Company and is currently preparing to lend to other subsidiaries of the Company in the third quarter of 1996. Additional liquidity has been provided by loans from AIP and the Company's president.

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

August 12, 1996