Form 10QSB/A
period 1996-06-30
US 1 INDUSTRIES INC
filed 1996-08-19
CIK 351498

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
Yes _X_  No ___


As of August 12, 1996, 9,829,336 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    13

EARNINGS (LOSS) PER COMMON SHARE:
   Earnings (loss) from continued
        operations                        $      0.01   $               $      0.02   $       .01
   Discontinued operations                                     (.02)                         (.05)
                                          ------------  ------------    ------------  ------------
   Earnings (loss)                        $      0.01   $      (.02)    $      0.02   $      (.04)
                                          ============  ============    ============  ============


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



US 1 Industries, Inc.




Michael E. Kibler

President


James C. Day

Chief Financial Officer

August 19, 1996