Form 10QSB
period 1996-09-30
US 1 INDUSTRIES INC
filed 1996-11-13
CIK 351498

FORM 10-QSB

________________________________________________


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 1996.

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


As of October 31, 1996, 9,829,336 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    15


Part I


Item 1. FINANCIAL STATEMENTS.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995



ASSETS

                                                   September 30,   December 31,
                                                         1996           1995
                                                     (Unaudited)

CURRENT ASSETS:
   Cash                                             $   467,506    $    53,602
   Restricted cash - former officer defense fund          5,448         43,315
   Accounts receivable--trade less allowance for
     doubtful accounts of $150,000 and $150,139       1,619,842      1,525,626
   Other receivables                                    288,639        144,561
   Deposits                                             155,299        172,180
   Prepaid expenses                                     135,701        133,437
                                                    ------------   ------------
      Total current assets                            2,672,435      2,072,721
                                                    ------------   ------------
FIXED ASSETS:
   Equipment                                             15,828         15,828
   Less accumulated depreciation and amortization        (7,143)        (5,730)
                                                    ------------   ------------
      Net fixed assets                                    8,685         10,098
                                                    ------------   ------------
ASSETS HELD FOR SALE:
   Land                                               1,215,000      1,215,000
   Valuation allowance                               (1,011,000)    (1,011,000)
                                                    ------------   ------------
      Net assets held for sale                          204,000        204,000
                                                    ------------   ------------
TOTAL ASSETS                                        $ 2,885,120    $ 2,286,819
                                                    ============   ============







The accompanying notes are an integral part of the consolidated condensed financial statements.





US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                    September 30,  December 31,
                                                         1996          1995
                                                     (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                                 $ 3,230,349    $ 2,929,321
   Accrued expenses                                     119,222        252,269
   Short-term debt                                    2,151,600      1,822,519
   Insurance and claims                                 261,729        209,678
   Accrued interest                                      40,015         43,529
   Accrued compensation                                  22,476         41,291
   Estimated fuel and other taxes                       220,252        163,027
                                                     -----------    -----------
      Total current liabilities                       6,045,643      5,461,634
                                                     -----------    -----------
LONG-TERM DEBT                                          448,183        515,767

NEGATIVE EQUITY IN PARTNERSHIP INVESTMENT                              458,968

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares no par value;
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          547,112        547,112

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares,
     no par value; shares outstanding 9,829,336      40,489,296     40,489,296
   Accumulated deficit                              (44,645,114)   (45,185,958)
                                                    ------------    ----------
      Total shareholders' equity (deficiency)        (4,155,818)    (4,696,662)
                                                    ------------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,885,120    $ 2,286,819
                                                    ============   ===========


The accompanying notes are an integral part of the consolidated condensed financial statements.




US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

                                              Three Months Ended            Nine Months Ended
                                              1996          1995            1996         1995

OPERATING REVENUES                        $ 3,990,436   $ 3,783,870     $11,733,831   $11,405,940
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                 3,049,586     2,777,333       8,863,860     8,641,432
   Insurance and claims                       216,722       179,692         479,306       426,291
   Salaries, wages, and other                 154,407       240,718         462,340       391,127
   Commissions                                311,708       270,228       1,039,393       938,805
   Operating supplies and expense             263,916       167,527         524,911       490,998
   Operating taxes and licenses                (2,040)       68,383          66,524       249,240
   Communications and utilities                16,839        13,750          49,224        53,591
   Rents                                       11,500        11,500          29,267        39,750
   Depreciation and amortization                  471           361           1,412         1,082
                                          ------------  ------------    ------------   -----------
     Total operating expenses               4,023,109     3,729,492      11,516,237    11,232,316
                                          ------------  ------------    ------------   -----------
OPERATING INCOME (LOSS)                       (32,673)       54,378         217,594       173,624
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                              1,710         5,494          18,698        20,253
   Interest expense                           (65,039)      (41,064)       (217,162)     (139,932)
   Gain on sale of land                                     560,870                       560,870
   Other income                                 7,932        15,013          62,746        73,176
                                          ------------  ------------    ------------   -----------
     Total non-operating income               (55,397)      540,313        (135,718)      514,367
                                          ------------  ------------    ------------   -----------

INCOME FROM CONTINUING OPERATIONS             (88,070)      594,691          81,876       687,991

DISCONTINUED OPERATIONS:
   Net loss from LRS Transportation                        (758,675)                   (1,199,515)
   Loss on disposition of LRS                              (329,085)                     (329,085)
                                          ------------  ------------     -----------   -----------

NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                        (88,070)     (493,069)         81,876      (840,609)
                                          ------------  ------------     -----------   -----------

EXTRAORDINARY ITEM:
   Gain on debt forgiveness on
    termination of Paltrans Partnership       458,968                       458,968
                                          ------------  ------------     -----------   -----------

NET INCOME (LOSS)                         $   370,898   $  (493,069)    $   540,844   $  (840,609)
                                          ============  ============    ============  ============

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                  $     (0.01)  $       .06     $      0.01   $       .07
   Discontinued operations                                     (.11)                         (.16)
   Extraordinary item                            0.05                          0.05
                                          ------------  ------------    ------------  ------------
   Net earnings (loss)                    $      0.04   $      (.05)    $      0.06   $      (.09)
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES    9,829,336     9,829,336       9,829,336     9,829,336
                                          ============  ============    ============  ============

The accompanying notes are an integral part of the consolidated condensed financial statements.



US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations            $ 540,844   $1,075,473
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                             1,413        1,082
  Gain on the sale of property                                        (560,870)
  Extraordinary item                                     (458,968)
  Changes in operating assets and liabilities:
    Accounts receivable - trade                           (94,216)     330,333
    Other receivables                                    (144,078)      42,524
    Prepaid assets                                         (2,264)     (55,223)
    Deposits                                               16,881       75,195
    Accounts payable                                      301,028       29,764
    Accrued expenses                                     (133,047)
    Accrued interest                                       (3,514)
    Insurance and claims                                   52,051     (145,925)
    Other accrued compensation                            (18,815)     (36,637)
    Fuel and other taxes                                   57,225     (489,807)
    Other                                                  37,867
                                                        ----------   ----------
   Net cash flows from (used for) continuing operations   152,407      265,904
Net loss from discontinued operations                               (1,528,600)
Adjustments to reconcile net income (loss) to net
  cash provided from discontinued operations:
  Depreciation and amortization                                         33,333
  Write off of goodwill and other assets                               216,667
                                                        ----------   ----------
  Net cash flows from operating activities                152,407   (1,012,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                                       560,870
  Purchase of L.R.S. Transportation                                    (50,000)
  Additions to property and equipment                                  (14,552)
  Distributions in excess of investment in joint venture                35,672
                                                        ----------   ----------

   Net cash used for investing activities                              531,990
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                     155,584     (208,700)
  Proceeds from other related party loans                 105,913      814,716
  Acquisition of L.R.S. Transportation, Inc.                          (200,000)
  Proceeds from issuance of preferred stock                              4,425
                                                        ----------   ----------
   Net cash provided from financing activities            261,497      410,441
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      413,904      (70,260)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             53,602      124,250
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 467,506    $  53,990
                                                        ==========   ==========


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-

Cash paid during period for interest                    $ 220,676    $ 184,974
                                                        ==========   ==========




See accompanying notes are an integral part of the consolidated condensed financial statements.


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


1. BASIS OF PRESENTATION

The accompanying consolidated condensed balance sheet as of September 30, 1996 and the consolidated condensed statements of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant revenue declines since 1992, cumulative losses, and negative cash flows during the three-year period ended December 31, 1995. At September 30, 1996 and 1995, the Company's current liabilities exceeded its current assets by $3.4 million and $3.4 million, respectively. At September 30, 1996, the shareholder deficit was $4.2 million. While there have been improved results from continuing operations and a significant decrease in operating costs, the Company's recurring shareholders' deficiency, pending litigation, negative cash flows, and inability to remain in compliance with financial covenants with its lenders continue to raise substantial doubt about its ability to continue as a going concern.


3.  RESTATEMENT OF OLD TRADE PAYABLES

During 1995, the Company took into income certain old trade payables that the Company believed it would never have to pay. However, these amounts were reinstated as accounts payable during the fourth quarter of 1995. To reflect this reinstatement for the nine months ended September 30, 1995, income from continuing operations has been reduced by approximately $387,482 ($0.04 per share) from the amount which was previously reported.


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4.  RELATED PARTY TRANSACTIONS

During 1995, the Company leased a portion of their staff and management from K&A, Inc., an employee leasing company owned by the Company's President and a general partner of August Investment Partnership ("AIP"). Total fees for certain other leased employees charged by K&A, by AIP, and by the Company's primary insurance provider during the nine months ended September 30, 1995 were $147,094. These amounts have been classified as salaries, wages, and other in the accompanying consolidated statements of operations. These employees are now employed by the Company. Services provided to related party companies amounting to approximately $157,647 are included in revenue for the nine months ended September 30, 1996.

	The Company's primary insurance provider ("AIFE") is managed by a Gener Partner of AIP. These policies were in place before AIP provided management to the Company. The terms and conditions of the policies have not changed significantly. AIFE converted outstanding accounts payable at December 31, 1994 and premium and deductibles from LRS into a note payable during 1995. The balance of these notes was $246,183 and $280,070 at September 30, 1996 and December 31, 1995,respectively, as disclosed in Note 6.


5.  SHORT-TERM DEBT

Short-term debt at September 30, 1996 and December 31, 1995 consisted of:

     	                                    September 30,      December 31,
	                                              1996               1995
     	                                     ----------         ----------
Line of credit                             $1,248,800         $1,093,216
Current portion of long-term debt              48,000             14,303

Due to Landair                                200,000            200,000
Due to August Investment Partnership          100,000            100,000
Due to Antonson/Kibler                        554,800            415,000
     	                                     ----------         ----------
Total                                      $2,151,600         $1,822,519
	                                          ==========         ==========

Due to Landair--Mortgage note payable to seller of L.R.S. Transportation, Inc., interest at 8.5% until January 10, 1996 and at the prime rate published on January 10, 1996 thereafter, due in two installments of $100,000 each on January 10, 1996 and 1997. The Company has not made the January 1996 payment. See Note 8 and 10 regarding pending litigation and subsequent settlement with regards to this liability.


US 1 INDUSTRIES, INC. AND  SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


6.  LONG-TERM DEBT

Long-term debt at September 30, 1996 and December 31, 1995 consists of:

                                                   September 30, December 31,
                                                       1996          1995
                                                     ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                       $250,000       $250,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                    246,183        280,070
                                                     --------       --------
     Total debt                                       496,183        530,070
Less current portion                                   48,000         14,303
                                                     --------       --------
Total long-term debt                                 $448,183       $515,767
                                                     ========       ========

7.  DISCONTINUED OPERATIONS

On January 11, 1995, the Company purchased certain assets of the less-than-truckload (LTL) refrigerated operations of Landair Services, Inc. The Company formed the wholly owned subsidiary, L.R.S. Transportation, Inc. (LRS), which included these operations. The acquisition was made for $50,000 in cash and a $200,000 promissory note payable in two installments of $100,000 each on January 10, 1996 and 1997 to Landair Services, Inc. Interest on the installment note was 8.5% through January 10, 1996 and at the prime rate published on January 10, 1996 thereafter. Collateral for the note consists of unimproved land in Texas owned by the Company.

On August 15, 1995, LRS ceased operations. As of December 31, 1995, LRS remaining liabilities were approximately $1.5 million. Of this amount $520,000 are loans payable to related parties as discussed in footnotes 5 and 6. Also included in this amount is approximately $530,000 due to the seller of LRS for the financing of the purchase price, back rent, and early termination fees on leased assets used by LRS prior to its closure. Reference is made to footnotes 8 and 10 for disclosure of related litigation and subsequent events.


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

Landair Transport, Inc. v. US 1 Industries, Inc. and LRS Transportation. On March 15, 1996, Landair Transportation filed suit in U.S. District Court for $623,414 against the Company for breach of contract arising out of an asset purchase agreement, related promissory note, and leases. This suit has been settled out of court as of October 15, 1996. See footnote 10 Subsequent Events.

Paltrans. On March 27, 1996, the mortgage holder on the property owned by the Paltrans partnership, of which the Company is a general partner, filed to put the property into receivership. This matter was settled during the quarter ended September 30, 1996. The mortgage holder has taken title to the property and the Company has no further liability in the matter. As a result, the Company has recorded into income its negative equity in partnership investment of $458,968.

There has been no material change in the status of the remaining litigation since that reported in the form 10-K for December 31, 1995. The Company believes it has adequately reserved for its potential claims, however, additional liability is possible and the ultimate disposition of open litigation may have a material adverse effect to the Company's results of operations, cash flows and financial position.

The Company carries insurance for public liability and property damage, and cargo loss and damage through various programs. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

9.   EXTRAORDINARY INCOME

The Company recorded as extraordinary income the forgiveness of debt by the mortgage holder on the property formerly owned by the Paltrans partnership. This property was foreclosed on in the third quarter relieving the Company of any recourse with regards to its mortgage.


10.  SUBSEQENT EVENTS

Landair has agreed to accept as payment in full for the Company's liabilities for the financing of the purchase price, back rent, and early termination fees on leased assets used by LRS prior to its closure, a payment of $175,000 due and payable by December 31, 1996 and the title to the Company's property in Dallas. The Company will realize income in the fourth quarter of approximately $155,000 from this settlement.



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


Three Month Period 1996 Compared to 1995

The Company's operating revenues increased from $3.8 million for the period ended September 30, 1995 to $4.0 million for the same period in 1996. The Company's operating revenues are generated principally from its truckload carrier, Keystone, which generates sales through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the increase in the number of agents working for the Company.

Total operating expenses increased from $3.7 million in 1995 to $4.0 in 1996. The largest component of operating expenses is purchased transportation, which generally varies in proportion to operating revenues at approximately 76%. Commissions generally vary in proportion to operating revenues. Insurance and claims also generally vary in proportion to operating revenues, although they also depend on claims experience. Taxes and license expense in 1996 has decreased over 1995 because the Company has not had to absorb the cost of unused plates due to the general increase in the number of trucks during the year and certain tax refunds received in 1996.

Non-operating income and (expenses) decreased from an income of $0.50 million in 1995 to an expense of $0.06 million in 1996. Interest expense increased from $.04 million for the three months ended September 30, 1995 to $.07 million for the same period in 1996. Interest expense varies in proportion to the Company's outstanding interest-bearing indebtedness which increased during 1995 as the result of the LRS losses. In 1995, the Company sold properties for a gain of $0.6 million.

In 1996, the Company reported an extraordinary income on the closure of it interest in the Paltrans Partnership of $0.5 million.

The LRS discontinued operations resulted in a loss of $1.1 million which affected the overall operating results for the third quarter of 1995. Overall operating results for the three month period ended September 30, 1996 increased to $0.4 million from a loss of $0.5 million. The remaining difference in overall operating results of approximately $0.2 million was do to the overall increase in expenses during 1996 over 1995.


Nine Month Period 1996 Compared to 1995

The Company's operating revenues increased from $11.4 million for the nine month period ended September 30, 1995 to $11.7 million for the same period in 1996. The Company's operating revenues are generated principally from its truckload carrier, Keystone, which generates sales through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the increase in the number of agents working for the Company.

Total operating expenses increased from $11.2 million in 1995 to $11.5 million in 1996. The largest component of operating expenses is purchased transportation, which generally varies in proportion to operating revenues at approximately 76%. Commissions generally vary in proportion to operating revenues. Insurance and claims also generally vary in proportion to operating revenues, although they also depend on claims experience. Taxes and license expense in 1996 has decreased over 1995 because the Company has not had to absorb the cost of unused plates due to the general increase in the number of trucks during the year and certain tax refunds received in 1996.

Non-operating income/(expense) decreased from an income of $0.5 million in 1995 to an expense of $0.14 million in 1996. Interest expense increased from $.1 million for the nine months ended September 30, 1995 to $.2 million for the same period in 1996. Interest expense varies in proportion to the Company's outstanding interest-bearing indebtedness which increased during 1995 as the result of the LRS losses. In 1995 the Company had an income from the sale of properties of $0.56 million.

In 1996, the Company reported an extraordinary income on the closure of it interest in the Paltrans Partnership of $0.5 million.

The LRS discontinued operations resulted in a loss of $1.5 million, which affected the overall operating results for the nine month period ended September 30, 1995. Overall operating results for the nine month period ended September 30, 1996 increased to $.54 million from a loss of $.84 million. The remaining difference in overall operating results of approximately $0.15 million was do to the decrease in non-operating income between 1996 and 1995.


Future Prospects

The Company's management is pleased with recent results - third quarter sales were better than the comparable quarter during the prior year and almost exceeding second quarter results - and is continuing to implement various plans to increase revenue and improve operating results. Its financial condition, although tenuous, has stabilized with the settlement of a majority of its lawsuits. However, the Company needs a capital infusion in the fourth quarter to pay for its settlements, needs improved sales from its addition of various agent recruiters, and needs a reworked amendment to the Company's financing agreement for 1997 results to improve.




Liquidity and Capital Resources

As of September 30, 1996, the Company's financial position remained precarious. The Company had a deficit in shareholders' equity of $4.2 million and its current liabilities of $6.0 million exceeded its current assets by $3.4 million. As described above, the Company has currently begun increasing sales but previous significant revenue declines, operating losses in prior years and losses from discontinued operations leave the Company in its current position. The Company's borrowing from the partners of AIP and the Company's president to alleviate the current cash shortages has enabled the Company to continue in operation. While the Company's current situation is not good, current growth plans are designed to expand sales for the Company while remaining profitable, which should enable the Company to improve its liquidity position.

The Company continues to suffer from a poor cash flow from operations although the cash flow improved from a negative of $.07 million during the nine months ended September 30, 1995 to a positive of $.41 million during the same period of 1996. A positive cash flow for the period ended September 30, 1996 was provided by operating profits.

The Company's principal source of outside liquidity is its $3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's eligible accounts receivable. At September 30, 1996, the outstanding borrowings were $1.2 million, which essentially was the entire amount that Keystone was eligible to borrow. The line of credit expires on May 31, 1997. Because of the loss sustained at LRS, Keystone is currently in violation of several covenants of the lender. Management has been notified by the lender that it is their intention to evaluate the current situation rather than take immediate action. The Company is currently negotiating an amendment to change the covenants and to allow borrowing by other subsidiaries of the Company. Additional liquidity has been provided by loans from AIP and the Company's president and is expected from common stock issuance during the fourth quarter.

Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that an increase in operating performance and sales remain essential to its long-term survival. Unfortunately, there can be no assurance that these goals will be achieved.

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

November 12, 1996