Form 10KSB
period 1996-12-31
US 1 INDUSTRIES INC
filed 1997-04-07
CIK 351498

FORM 10-KSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the fiscal year ended December 31, 1996.
    OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    Commission File No.  1-8129.

    US 1 INDUSTRIES, INC.
    (Exact name of  registrant as specified in its charter)

Indiana                                              95-3585609
(State of Incorporation)            (I.R.S. Employer Identification No.)


1000 Colfax, Gary, Indiana                             46406
(Address of principal executive offices)            (Zip Code)
Registrant's telephone number, including area code: (219) 944-6116

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
Title of each class                          on which registered
Common Stock, no par value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

On March 21, 1997, there were 10,573,780 shares of registrant's common stock were outstanding, and the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $2,235,041. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 29, 1997, are incorporated by reference into
Part III.

    					  PART 1

Item 1.		Business.

	The registrant, US 1 Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "US 1" or the "Company"), through its subsidiaries is an interstate trucking company operating in 48 states and in Ontario and Quebec, Canada. The Company's business consists of a truckload operation for which the Company obtains substantially all of its business through independent sales agents who then contract with independent truckers to haul the freight to the desired destination.

	US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of Indiana. The Company's principal subsidiaries consist of Blue and Grey Transport, Inc., an Indiana corporation ("BGT"), Blue and Grey Brokers, Inc., an Indiana corporation ("BGB"), Carolina National Logistics, Inc., an Indiana corporation ("CNL"), Carolina National Transportation, Inc., an Indiana corporation
("CNT"), Gulf Line Brokerage, Inc., an Indiana Corporation ("GLB"), Gulf Line Transportation, Inc., an Indiana Corporation ("GLT"), Keystone Lines, a California corporation ("Keystone"), and TC Services, Inc., a California corporation ("TCS"). BGT, BGB, CNL, CNT, GLB, GLT, and Keystone operate under authority granted by the Interstate Commerce Commission (the "ICC") and are subject to regulation of the ICC, the United States Department of Transportation (the "DOT"), and various state agencies.

	During 1994 Trailblazer Transportation, a Texas corporation and wholly owned subsidiary of Keystone ceased operations. Trailblazer filed for protection under the U.S. bankruptcy code on December 30,1996. LRS Transportation, an Indiana corporation and wholly owned subsidiary of Keystone Lines began operations in 1995, when it purchased the less-than-truckload ("LTL") refrigerated division of Landair Services Inc. LRS ceased operations during the third quarter of 1995 after sustaining substantial losses. Reference is made to Note 15 of the notes to the consolidated financial statements regarding the discontinuance of LRS during 1995.

Change in Management and Restructuring

	In September 1993, an investor group including three of the Company's current officers and directors agreed to acquire a substantial stock interest in the Company through August Investment Partnership, a general partnership ("AIP"), and assumed day-to-day management control of the Company. In December 1993, the Company's shareholders approved AIP's investment, the change of the Company's name, an increase in its capitalization and its re-incorporation in Indiana. The Company completed the re-incorporation in February 1995.

Operations

	The Company carries virtually all forms of freight transported by truck, except bulk goods and hazardous materials, including specialized trucking services such as refrigerated and flatbed transportation.









	The Company pays its independent contractors and sales agents a percentage of the revenue received from customers for the delivery of goods. The expenses related to transporting the freight from shipper to consignee are the responsibility of the independent contractors. Consequently, short-term fluctuations in operating activity have less of an impact on this component of the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the cost of maintaining drivers and equipment. Like other truck transportation companies, however, US 1's revenues are affected by seasonal weather conditions that may make driving difficult and by seasonal shutdowns of shippers.

	Having substantially reduced its overhead and expenses through efforts initiated by the new management team, the Company undertook plans in late 1994 to gradually expand its operations with employee drivers and leased equipment through strategic acquisitions of truck transportation businesses, including less-than-truckload operations, while continuing its efforts to grow its existing truckload operations through the addition of new independent contractors and sales agents. The entry into the less-than-truckload refrigerated truck transportation business in 1995 was unsuccessful. The Company's management now realizes that its main asset is an efficient system for handling permits, safety, billing and collections of revenue billed through agents using owner operators and will be focusing on this area for improved profitability during 1997.

	The Company's principal focus during the first half of 1996 was growing the Company through expansion of agents. Although recent results have reflected a decline in revenue, the Company expects the hiring of various agent recruiters in the second half of 1996 to provide growth in the core trucking (i.e. Keystone) operation in 1997. In addition, Gulf Line Transportation was started in December 1996 and Carolina National Transportation was begun in January of 1997. Both are the direct result of agent recruiters hired in 1996 and are expected to have a positive future impact on the Company.


Marketing and Customers

	The Company obtains substantially all of its business through independent sales agents. The sales agents have facilities and personnel to monitor and coordinate shipments and to dispatch independent contractors who own and operate their own trucks for freight transportation. The Company pays sales agents and contractors commissions immediately upon delivery of shipments.

	Approximately 83% of the Company's revenues from its trucking operations are allocated to the payment of independent contractors and sales agents. The Company requires sales agents to pay a minimum of 75% of revenues to independent contractors.

	During 1996, the Company utilized the services of approximately 60 sales agents, two of which each accounted for 15% of the Company's total revenues in 1996; no other agent accounted for more than 10% of revenue. In 1995, one agent accounted for 25% of the total companies revenue. This agent was replaced in January 1996. There was little apparent loss in revenue until the fourth quarter of 1996 when the revenue fell off substantially as the replacement agent experienced difficulty obtaining drivers. The Company shipped freight for approximately 700 customers in 1996, none of which accounted for more than of 10% of the Company's total revenues.






	The independent contractors used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear all costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership or operation of the vehicle, licenses, and permits. The Company requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT and the ICC. The Company also monitors independent contractors' "self-policing activities," which include, among other things, random drug testing, reporting hours of service of drivers, maintenance of vehicles, and reporting violations of state, federal and local laws.

Employees

	At December 31, 1996, the Company had thirty-two full-time employees. Of these employees, thirteen were salaried and the rest were paid hourly. The Company's employees are not covered by a collective bargaining agreement. The Company provides services to other related party companies owned by the partners of August Investment Partnership.


Competition

	The trucking industry is highly competitive. The Company competes for customers primarily with other nationwide carriers, some of which have company-owned equipment and company drivers, and many, if not most, of which have greater volume and financial resources. The Company also competes with private carriage conducted by existing and potential customers. In addition, the Company competes with providers of rail transport.

	The Company also faces competition for the services of independent trucking contractors and sales agents. Sales agents routinely do business with a number of carriers on an ongoing basis. The Company has attempted to develop a strong sales agent network by maintaining a policy of prompt payment upon delivery of goods.

	Competition is based on several factors; principally cost, timely availability of equipment and quality of service. In that regard, the Company's business in 1996 and 1995 was impacted negatively by its financial condition and difficulties in retaining independent contractors and agents.


Insurance

	The Company insures the trucks with automobile liability insurance coverage of up to $1 million per occurrence with a $5,000 deductible. The Company has cargo insurance coverage of $200,000 per occurrence ($400,000 for catastrophes) with a $10,000 deductible. The Company also maintains a commercial general liability policy with a limit of $1,000,000 per occurrence and no deductible.

Regulation

	The Company is a common and contract motor carrier regulated by the ICC, the DOT and various state agencies. Prior to 1980, the ICC strictly regulated the trucking industry as to entry of new operators, rates charged, routes driven and types of freight hauled. The Motor Carrier Act of 1980 (the "Act") commenced a period of deregulation that has continued to the present. The Act increased competition by easing barriers to entry into the trucking industry, such as proof of public convenience and necessity. The Act also made rates more competitive and greatly reduced ICC regulation of the industry.

	Like all interstate motor carriers, the Company is subject to the safety requirements prescribed by the DOT, including regulations effective in 1992 that instituted drug-testing procedures and a uniform commercial driver license. The Company is in substantial compliance with these regulations, although it has recently been fined for hours of service violations and was under an enforcement policy during 1995 to assure owner-operator compliance with the hours of service regulations. These restrictions have been lifted for 1996. However, because of a conditional safety rating, the Company is still being monitored by the DOT.

	In 1990, the Company was granted authority from Canadian authorities to haul truckload freight between all points in the provinces of Ontario and Quebec and the United States. The Company is therefore also subject to Canadian regulation, which is not dissimilar to regulation in the states. Environmental Regulation

	Federal regulations require tractor manufacturers to certify that new tractors meet certain federal emissions standards. The Company verifies that the trucks that it leases and those that its independent contractors use have received such certificates.

	The Company owns a property in Phoenix, Arizona that was formerly leased to Transcon Lines ("Lines") as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Otherwise, the Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 The statements contained in Item 1 (Description of Business) and Item 6 (Management Discussion and Analysis or Plan of Operation) are not historical facts and may contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, without limitation, no historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.


Item 2.		Properties

	In 1993, the Company consolidated the administrative offices formerly located in Los Angeles and Orange, California, at its new headquarters at 1000 Colfax, Gary, Indiana. The Company leases its headquarters for $2,200 per month from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, a partner in August Investment Partnership ("AIP") and a shareholder and director of August Investment Corporation ("AIC") also a general partner of AIP. Reference is made to Note 5 of the notes to the consolidated financial statements for discussion regarding the sale of certain properties during 1995.


Item 3.		Legal Proceedings

Reference is made to Note 12 of the notes to the consolidated financial statements for discussion regarding pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

	No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.


Item 4A.  Executive Officers of the Registrant.

Name and Age			Office and Experience
Michael E. Kibler, 56	      Mr. Kibler is President and Chief Executive
                              Officer of the Company and has held these positions since September 13, 1993. He also has been President of Enterprise Truck Lines, Inc., an interstate trucking company engaging in operations similar to the Company's, since 1972.
                              Mr. Kibler is also a director of American Inter-
                              Fidelity Exchange, an insurance recipical located in Indiana that is the subject of an Order of Rehabilitation by the Indiana Department of Insurance. Mr. Kibler has served as a Director of the Company since 1993.

James C. Day, 48	      Mr. Day is Vice President, Treasurer and
                              Assistant Secretary of the Company, positions he has held since September 13, 1993. Mr. Day also has been Controller of K & A, Inc., a firm providing support services to the Company and certain other trucking companies since November
                              1992. Mr. Day is a certified public accountant.
                              Prior to Joining K & A, Inc., he was President of
                              Custom Business Systems, Inc., a software company, from June 1990 to October 1992, and from August 1988 to May 1990 he was Chief Financial
                              Officer of Floor Covering Associates, Inc.  Mr.
                              Day has served as a director of the Company since
                              1993.

Richard Courtney, 55	      Mr. Courtney has served as Vice President,
                              Secretary, and Controller of the Company since
                              September, 1993. Since 1982, Mr. Courtney has been the Controller of Eastern Refrigerated
                              Express, Inc. Mr. Courtney has served as a director of the Company since 1994.












PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

	Shares of Common Stock of the Company are listed and traded on the New York Stock Exchange under the symbol USO. The Company does not currently meet the requirements for continued listing on the NYSE and could be de-listed should the NYSE so elect. The Company is hopeful, however, that its reorganization efforts will enable it to meet those requirements in the future.

	The following table sets forth for the period indicated the high and low sales prices per share of the Common Stock as reported on the New York Stock Exchange Composite Tape:


Calendar Year		High		     Low

1996
First Quarter           13/16                9/16
Second Quarter           9/16                5/16
Third Quarter            7/8                 5/16
Fourth Quarter          11/16                5/16

1995
First Quarter          1 1/8                13/16
Second Quarter         1                     5/8
Third Quarter           13/16                1/2
Fourth Quarter          11/16                9/32


	As of March 7, 1997, there were 3,432 holders of record of Common Stock.

	The Company has not paid any cash dividends on its Common Stock. Management does not anticipate paying any dividends on the Common Stock in the foreseeable future, and the Company's credit agreement currently prohibits the payment of dividends.

The following equity sales during the fourth quarter of 1996 were not registered under the Securities Act of 1933 since they qualify as private offerings under Section 4(2) of that Act. The Company's president, Michael Kibler, purchased 166,666 shares of common stock for $75,000. Harold Antonson, a partner in August Investment Partnership, purchased 211,111 shares of common stock for $95,000. Eastern Refrigerated Express, a company owned by the partners of AIP, purchased 366,667 shares of common stock for $165,000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

	The financial statements and related notes contained elsewhere in this Form 10-KSB are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

1996 Compared to 1995

	The Company's operating revenues from continuing operations increased from $14.9 million in 1995 to $15.4 million in 1996. The Company's operating revenues were generated principally by independent sales agents who originate truckload shipments. These shipments are then transported by independent trucking contractors, using their own equipment. The increase is due to additional agents added during the year but may not fully reflect the long term implications of the down turn in business in December 1996 as discussed below in "Future Prospects."

	Total operating expenses increased from $14.7 million in 1995 to $15.6 million in 1996. The largest component of operating expenses is purchased transportation. Purchased transportation generally varies in proportion to operating revenues at approximately 77% of revenues. Purchased transportation increased from $11.3 million in 1995 to $11.7 million in 1996. Commissions increased from $1.3 million in 1995 to $1.5 million in 1996, similarly vary in proportion to operating revenues. Insurance and claims, which increased from $0.5 million in 1995 to $0.6 million in 1996, vary in proportion to operating revenues, although they also depend on claims experience. The remaining operating expenses increased from $1.6 million in 1995 to $1.8 million in 1996 primarily as a result of the increase in wages and communication expenses.

	The Company had other expense of approximately $0.2 million in 1996 as compared to an income of $0.5 million in 1995. Interest, the largest ongoing component of non-operating income and expense, varies in proportion to the Company's outstanding interest-bearing indebtedness. Interest expense increased from $0.2 million in 1995 to $0.3 million in 1996, primarily due to the increased debt used to finance the LRS losses. The Company recognized a gain from the sale of real estate of $0.6 million in 1995. No similar gain was recognized in 1996.

	In 1995, the Company recognized a loss from discontinued operations of $1.5 million when it closed LRS Transportation and recorded income of $0.2 in 1996 on the settlement of the suit with Landair Transportation. A extraordinary gain on the discontinuation of the Paltrans Partnership of $0.5 million was also recognized in 1996.

	Overall, the Company's net results improved to a profit of $0.3 million in 1996 as compared to a loss of $0.8 million in 1995. The difference is principally a result of the closure of LRS and the gain on the closure of the Paltrans Partnership.


Future Prospects

	The Company's management remains optimistic about its future prospects although several remaining hurdles must be successfully cleared. These hurdles include adding revenue to the Company's core trucking operations, raising capital to offset current losses and to improve its financial condition, and renewing or replacing its revolving credit agreement.



	The Company was able to reverse the trend of declining revenues in its core trucking business as 1996 revenues slightly exceeded 1995 revenues. However, revenues for December 1996 through February 1997 show significant reductions relative to the prior year, without regard to Carolina National, which is described below. The fourth quarter 1996 has shown and the first quarter of 1997 is expected to show significant losses from operations. A significant sales increase, beyond any increase provided by Carolina National, will be required in the remainder of 1997 to achieve profitability for the year. The Company believes that the key to increasing revenue is increasing
the number of agents.   The Company continues to seek additional agents through
the use of incentives and agent recruiters.

	During 1997, the Company established two subsidiaries, Carolina National Logistics and Carolina National Transportation, in Charleston, South Carolina. These subsidiaries are managed by Martin Chitty, an experienced transportation executive. Revenue from these subsidiaries has grown rapidly. These subsidiaries are expected to be profitable by the second quarter of 1997 based on our current revenue growth rate. In December 1996, the Company established Gulf Line Transportation and Gulf Line Brokerage. These subsidiaries are managed by Al Saland, operating out of Houston, Texas. The future profitability of Gulf Line in undeterminable.

	The Company's future depends heavily on raising the capital to fund operations until revenue grows and generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows will enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. In recent years, substantially all of the equity capital that the Company has needed was provided by AIP and is affiliates. AIP and its affiliates have advised the Company that their interest in providing, and ability to provide, additional capital is limited. As a consequence, the Company is exploring other options to raise capital, including a rights offering and various other potential transactions. There can be no assurances, however, that the Company can raise the necessary capital to assure its long-term viability.

	Since May 1995 FINOVA has provided the Company an accounts receivable based credit facility. This facility expires in May 1997. The Company is hopeful that it can continue its relationship with FINOVA at that time, but if it cannot, will be dependent upon obtaining an alternative credit facility. The inability to obtain a new credit facility with FINOVA or another lender, will directly impact the Company's ability to remain in operation.

Liquidity and Capital Resources

	As of December 31, 1996, the Company's financial position remained poor. The Company had a net deficit in shareholders' equity of $4.2 million and its current liabilities of $5.1 million exceeded its current assets by $3.0 million. The Company's negative cash flow in recent months has required the Company to rely on stockholder capital contributions of $335,000 in the fourth quarter of 1996 and $321,000 in the first quarter of 1997 to maintain cash flows sufficient to pay its current obligations. Through May of 1997, it is anticipated that the Company will require an additional capital contribution of $250,000. The Company anticipates cash flow in the second quarter of 1997 to be provided from operating revenues, primarily from CNL and CNT. After the second quarter, revenues are expected to provide the required cash flow to keep the Company reasonably current in its obligations.







	Cash flows during 1996 came primarily from additional capital contributions. Cash flows from operations improved from a negative cash flow of $1.2 million in 1995 to a negative cash flow of $0.4 million in 1996. The negative cash flow in 1995 was primarily the result of losses at LRS. Cash flows from investing activities decreased from $0.6 million in 1995 to $0.1 million in 1996 due to the lack of property sales in 1996. Cash flows from financing decreased from 1995 to 1996 by $0.3 million due to decreased borrowing from AIFE, AIP, and Landair.

	The Company's principal source of liquidity is its $3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's and Gulf Line's eligible accounts receivable. At December 31, 1996, the outstanding borrowings were $1.1 million, essentially the entire amount the Company was eligible to borrow. The line of credit expires on May 31, 1997. Reference is made to Note 7 of the consolidated financial statements for discussion regarding the Company's violation of certain debt covenants. The Company is currently negotiating a three year extension to its current agreement with FINOVA which would increase its line of credit to $5 million.

	Related party loans from AIP and Messrs. Kibler and Antonson has provided the Company short term financing of $266,500 in 1995 and long term financing of $250,000 in 1995.

	Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that an increase in operating performance and an infusion of new capital are essential to its long-term survival. There is no assurance that these goals will be achieved.

	The Company is not a party to any Superfund litigation and otherwise does not have any known environmental claims against it. However, the Company does have one property where soil contamination problems existed or are known to exist currently. The Company has preliminarily evaluated its potential liability at this site and believes that it has reserved appropriately for it's remediation or that the fair market value of the property exceeds its net book value by an amount in excess of any remediation cost. There can be no assurance, however, that the cost of remediation would not exceed the expected amounts. The remediation is on hold until financing can be found.


Inflation

	Changes in freight rates charged by the Company to its customers are generally reflected in the cost of purchased transportation and commissions paid by the Company to independent contractors and agents, respectively. Therefore, management believes that future operating results of the Company will be affected primarily by changes in volume of business. However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates and cost of purchased transportation may fluctuate, affecting the Company's profitability.


Impact From Not Yet Effective Accounting Rules

	Reference is made to Note 2 of the consolidated financial statements.

Item 7.  Financial Statements and Supplementary Data.















To the Shareholders and
Board of Directors of US 1 Industries, Inc.

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced operating losses and negative cash flows in recent years, has a net capital deficiency, and is not in compliance with financial covenants regarding its line of credit needed for working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Coopers & Lybrand L.L.P.


Chicago, Illinois
April 4, 1997






US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS

                               			          1996         1995
                                                    ------------ ------------
CURRENT ASSETS:
   Cash                                             $   225,541  $    53,602
   Restricted cash - (former officer defense fund)                    43,315
   Accounts receivable-trade, less allowance for
     doubtful accounts of $50,000 and $150,139        1,501,947    1,525,626
   Other receivable, less valuation allowance
     of $0 and $200,000                                 136,648	   144,561
   Deposits                                             153,892	   172,180
   Prepaid expenses                                     116,476      133,437
                                                    ------------ ------------
      Total current assets                            2,134,504    2,072,721
                                                    ------------ ------------
FIXED ASSETS:
   Equipment                                             17,193       15,828
   Less accumulated depreciation and amortization        (7,682)      (5,730)
                                                    ------------ ------------
      Net fixed assets                                    9,511       10,098
                                                    ------------ ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347    1,215,000
   Valuation allowance                                 (141,347)  (1,011,000)
                                                    ------------ ------------
      Net assets held for sale                           54,000      204,000
                                                    ------------ ------------
TOTAL ASSETS                                        $ 2,198,015  $ 2,286,819
                                                    ============ ============


The accompanying notes are an integral part of the consolidated financial statements.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                         1996         1995
                                                    -----------  -----------
CURRENT LIABILITIES:
   Accounts payable                                 $ 2,722,897  $ 2,929,321
   Accrued expenses                                     152,098      252,269
   Short-term debt                                    1,769,146    1,822,519
   Insurance and claims                                 252,153      209,678
   Accrued compensation                                  46,880       41,291
   Accrued interest                                      32,428       43,529
   Estimated fuel and other taxes                       174,377      163,027
                                                    ------------ ------------
      Total current liabilities                       5,149,979    5,461,634
                                                    ------------ ------------
LONG-TERM DEBT                                          521,160      515,767

NEGATIVE EQUITY IN PARTNERSHIP INVESTMENT                            458,968

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding:
     1996 - 1,094,224; 1995 - 1,094,224.
     Liquidation preference $0.3125 per share          691,541      547,112

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, authorized 20,000,000 shares;
     no par value; shares outstanding:
     1996 - 10,573,780  1995 - 9,829,336            40,824,296   40,489,296
   Accumulated deficit                             (44,988,961) (45,185,958)
                                                   ------------ ------------
      Total shareholders' equity (deficiency)       (4,164,665)  (4,696,662)
                                                   ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $ 2,198,015  $ 2,286,819
                                                   ============ ============



The accompanying notes are an integral part of the consolidated financial statements

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, AND 1995

                                                       1996          1995
                                                  -----------   -----------
OPERATING REVENUES                                $15,412,322   $14,903,766
                                                  ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                        11,694,203    11,318,394
   Insurance and claims                               623,445       512,351
   Salaries, wages, and other                         727,231       400,553
   Commissions                                      1,498,404     1,250,488
   Operating supplies and expenses                    822,251       850,569
   Operating taxes and licenses                        86,781       270,625
   Communications and utilities                        81,725        63,105
   Rents                                               50,677        46,750
   Depreciation and amortization                        1,951         1,951
                                                  ------------  ------------
            Total operating expenses               15,586,668    14,714,786
                                                  ------------  ------------
OPERATING INCOME (LOSS)                              (174,346)      188,980
NON-OPERATING INCOME (EXPENSES):
    Interest income                                    18,733        20,520
    Interest expense                                 (282,121)     (205,171)
    Gain on sale of property                                        562,503
    Loss on joint venture investment                                (75,064)
    Other income (expense), net                        98,449       187,238
                                                  ------------  ------------
        Total other income (expense)                 (164,939)      490,026
                                                  ------------  ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE EXTRAORDINARY GAIN                       (339,285)      679,006
DISCONTINUED OPERATIONS:
     Net loss from LRS Transportation                            (1,170,006)
     Gain (loss) on disposal of LRS                   221,743      (329,085)
                                                  ------------  ------------
LOSS FROM DISCONTINUED OPERATIONS                     221,743    (1,499,091)
                                                  ------------  ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              (117,542)     (820,085)
EXTRAORDINARY GAIN: TERMINATION OF PALTRANS           458,968
                                                  ------------  ------------
NET INCOME (LOSS)                                    $341,426     ($820,085)
                                                  ============  ============

INCOME (LOSS) PER COMMON AND COMMON
    EQUIVALENT SHARE:
    Earnings(loss)from continuing operations           ($0.05)        $0.07
    Discontinued operations                              0.02         (0.15)
                                                  ------------  ------------
    Earnings (loss) before extraordinary gain          ($0.03)       ($0.08)
    Extraordinary gain                                   0.05
                                                  ------------  ------------
    Net Income (loss)                                   $0.02        ($0.08)
                                                  ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                         9,879,077     9,829,336
                                                  ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1996, AND 1995


                                     Common Stock     Accumulated
                         Shares         Amount       Deficit        Total
                        -----------------------------------------------------
Balance at
  January 1, 1995         9,544,194   $40,430,180  ($44,365,873) ($3,935,693)


Stock award and
  exercise of options       285,142        59,116                     59,116

Net loss                                               (820,085)    (820,085)
                        -----------------------------------------------------
Balance at
  December 31, 1995       9,829,336    40,489,296   (45,185,958)  (4,696,662)

Issuance of Common Stock    744,444       335,000                    335,000
Accrued Dividends on
  redeemable Preferred stock                           (144,429)    (144,429)
Net income                                              341,426      341,426
                        -----------------------------------------------------
Balance at
  December 31, 1996      10,573,780   $40,824,296  ($44,988,961) ($4,164,665)
                        =====================================================




The accompanying notes are an integral part of the consolidated financial statements.


























US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, AND 1995

                                                          1996        1995
                                                        ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $341,426   ($820,085)
  Adjustments to reconcile net income (loss) to net cash
    provided from (used for) operating activities:
    Depreciation and amortization                          1,951       3,085
    Provision for losses on accounts receivable         (100,139)   (142,118)
    Transfer of Dallas Property                          150,000
    Extraordinary item: Gain Paltrans partnership       (458,968)
    Loss on disposal of LRS Transportation                           329,085
    Gain on sale of property                                        (562,503)
    Changes in operating assets and liabilities:
      Accounts receivable-trade                          123,818     719,006
      Other receivables                                    7,913     158,157
      Prepaid expenses                                    16,961     (62,717)
      Deposits                                            18,288      79,945
      Accounts payable                                  (387,565)    160,128
      Accrued expenses                                  (100,171)      8,979
      Insurance and claims                                42,475    (302,984)
      Accrued interest                                   (11,101)     43,529
      Accrued compensation                                 5,589    (152,196)
      Estimated fuel and other taxes                      11,350    (428,823)
      Other                                               43,315    (275,966)
                                                        --------- -----------
         Net cash (used in) operating activities        (294,858) (1,245,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (1,365)    (11,500)
  Purchase of LRS Transportation                                     (50,000)
  Distributions in excess of investment in joint venture  90,564
  Proceeds from sale of property                                     562,503
                                                        --------- -----------
        Net cash provided from investing activities       (1,365)    591,567

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit                    (40,482)   (305,130)
  Proceeds from issuance of common stock through exercise
    of stock options                                                  59,116
  Proceeds from issuance of common stock                 335,000
  Proceeds from (repayment of) other related party loans  (7,498)    481,031
  Cash overdraft                                         181,142
  Proceeds from issuance of mortgages to related parties             530,070
  Repayment of related party mortgages                              (139,587)
                                                        --------- -----------
        Net cash provided from financing activities      468,162     625,500
                                                        --------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     171,939     (28,411)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              53,602      82,013
                                                        --------- -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $225,541     $53,602
                                                        ========= ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during year for interest                    $293,222    $174,302
                                                        ========= ===========
The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, AND 1995


1.  OPERATIONS

	  In March 1994, Transcon Incorporated formally changed its name to US 1 Industries, Inc. The accompanying consolidated financial statements include the operations of US 1 Industries, Inc. and its wholly owned subsidiaries, TC Services, Inc. ("TCS"), Keystone Lines ("Keystone"), Blue and Grey Transport, Inc. ("BGT"), Blue and Grey Brokers, Inc. ("BGB"), Carolina National Logistics, Inc. ("CNL"), Carolina National Transportation, Inc. ("CNT"), Gulf Line Brokerage, Inc. ("GLB"), and Gulf Line Transportation, Inc. ("GLT") together referred to herein as the "Company." Trailblazer Transportation and LRS Transportation, Inc. are wholly owned subsidiaries of Keystone Lines. In February 1995, the Company, formerly a California corporation, merged with an Indiana Corporation for purposes of re-incorporation under the laws of Indiana.

	The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and contractor equipment to contract for and haul freight for its customers. Two agents each accounted for 15% of the Company's revenue for the year ended December 31, 1996.

	In September 1993, August Investment Partnership ("AIP") acquired a significant portion of the Company's equity and provided the Company with a new management team. The new management team took control of the operations and moved its headquarters from California to Gary, Indiana and implemented significant cost reductions. Management has refinanced its line of credit through May 1997. However, as discussed in Note 7, the Company is in violation of certain financial covenants. Management's goals in 1996 and into the future are to expand the Company's revenue base in an effort to get the Company on a solid financial standing. However, there is no assurance that this can be accomplished.

Going Concern--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company experienced operating losses and negative cash flows in recent years. At December 31, 1996 and 1995, the Company's current liabilities exceeded its current assets by $3.0 million and $3.3 million, respectively. At December 31, 1996 the shareholder deficit was $4.2 million. The Company's future depends heavily on raising the capital to fund operations until revenue grows and generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows will enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital, including a rights offering and various other potential transactions. While there had been improved results from continuing operations, the fourth quarter 1996 losses and a significant decrease in cash flows, shareholders' deficiency, and inability to remain in compliance with financial covenants with its lenders, continue to raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

	Revenue Recognition--Revenue for freight in transit is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance expense are accrued when the related revenue is recognized.

	Cash and Cash Equivalents--The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

	Fixed Assets--Fixed assets are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to eight years.

	Assets Held for Sale--Such assets comprise real estate, not required for the Company's operations, which is carried at the lower of historical cost or estimated net realizable value.

	Net Income (Loss) per Common and Common Equivalent Share--Net income
(loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding after recognition of dividend requirements on the redeemable preferred stock.

	Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

	Impact From Not Yet Effective Rules--In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128-Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS 128 for the year ended December 31, 1997. Management has not yet determined the impact of implementing this standard.

	Income Taxes--Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fair Value of Financial Instruments--The carrying value of cash and cash equivalents approximates fair value. For debt instruments, it is not practicable to determine the fair value at December 31, 1996 due to several factors which include; related party considerations, the current financial status of US 1, and the lack of valuation information regarding certain collateral.

Former Officer Defense Fund - A cash fund set up as part of the agreement when AIP replaced former management. This fund was for the benefit of certain former officers and directors, an indemnification and defense fund with up to $100,000 from the proceeds from the sale of certain real estate.


3.  EXTRAORDINARY INCOME

The Company's fifty percent investment in a joint venture, Paltrans
Associates, in which the Company is a General Partner, was recorded on the equity method. Paltrans owned and leased a terminal facility located on the west coast. As of December 31, 1996, and 1995, the Company had received $458,968, and $368,404, respectively, in cash in excess of the profits of the partnership. At December 31, 1995, the Company had a $200,000 receivable from Paltrans Associates, which has been reduced to its estimated net realizable value of zero. The property was foreclosed on by the mortgage holder in the third quarter of 1996 relieving the Company of any recourse with regards to the mortgage. The amount $458,968, which represented the Company's share of the negative equity of the partnership was recorded as income and classified as extraordinary since it represented, in effect, the extinquishment of non-
recourse mortgage debt.   The note for $200,000 with its reserve of $200,000
were removed from the books of the Company.


4.  REDEEMABLE PREFERRED STOCK AND COMMON STOCK

AIP has advanced $547,112 to the Company in exchange for Series C no par value, cumulative redeemable preferred stock. The Series C preferred shares are not convertible into common stock, are non-voting, and earn dividends at the rate of $0.0375 per share per annum (increasing by $0.0063 on each of January 1, 1995, 1996 and 1997, and by $0.0094 on January 1, 1998 and on each January 1 thereafter until redeemed) payable quarterly on the first day of February, May, August, and November. The Series C preferred stock is redeemable at the option of the Company at any time, and is redeemable at the option of the holders at the end of two years.

With the completion of the merger of the California corporation into the Indiana corporation in the first quarter of 1995, the authorized common shares increased from ten million to twenty million and the previous series C preferred stock became series A preferred stock with the same redeemable
options described above.   As of December 31, 1996, series A cumulative
preferred stock dividends are in arrears by approximately $144,429, which represents $0.01 per share. The Company's current line of credit prohibits the payment of dividends.








US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.  SALE OF PROPERTY

In September 1995, the Company completed the sales of one of its properties and a parcel of another in Omaha and Phoenix for a net gain of $562,503. Title to these two properties formerly belonged to the bankruptcy trust for a previously wholly owned subsidiary of the Company, Transcon Lines ("Lines"). In 1990, the Company sold Lines to Growth Financial Corporation ("Growth"). Contrary to the purchase agreement between Growth and the Company, Growth terminated the operations of Lines in late April 1990, and Lines failed to meet certain of its obligations, guaranteed by the Company or for which the Company was otherwise purportedly liable. As a result of these actions, various lawsuits were initiated against the Company and its affiliates and an involuntary bankruptcy petition against Lines was filed in May 1990. Lines' trustee in bankruptcy also brought a lawsuit against the Company and two of its subsidiaries.

A Global Settlement Agreement ("GSA") was reached in April 1991 between the bankruptcy trust and the Company. The GSA included a requirement that the Company convey to the Trustee 15 terminal properties. At that time all ownership interests were conveyed to the bankruptcy trust and removed from the Company's books. However, the GSA also required that a wholly owned subsidiary of the Company, TC Services, actively market two of the properties, the Phoenix and Omaha properties, to repay amounts owed to the lien holder. Under the terms of the GSA if after one year these properties were not sold, the lien holder could either take title to one or both of the properties or release the liens. At the end of the year, the lien holder released the liens on both properties.

Upon the release of the liens, TC Services retained ownership interest in both properties, recorded at zero book value, which approximated the fair market value at the time. Property taxes were accrued and expensed from 1993 through the sale date in 1995 by the Company and all such taxes were paid at closing on the sales transactions to perfect title to the properties. Because of the zero book value associated with these properties the entire amount of the proceeds were recognized as gain on the sale in the accompanying consolidated statements of operations. The majority of the proceeds of the sale were used to retire the 1993 mortgage on the Omaha property and pay the respective property taxes on the properties. The Company retained approximately $10,000 of the proceeds.

6.  RELATED PARTY TRANSACTIONS

	During 1995, the Company leased a portion of their staff and management from K&A, Inc., an employee leasing company owned by the Company's President and a general partner of AIP. Total charges from K&A during 1995 were $171,000. These amounts have been classified as salaries, wages, and other in the accompanying consolidated statements of operations for the year ended December 31, 1995. During 1996, these employees became employees of TC Services, Inc. and began billing other related companies owned by the partners of AIP for their services. Revenues related to those services totaled $353,729 in 1996.

The Company's primary insurance provider ("AIFE") is managed by a General Partner of AIP. These policies were in place before AIP provided management to the Company and entered into the agreements disclosed in Note 1. The terms and conditions of the policies have not changed. For the years ended December 31, 1996 and 1995, cash paid for related party insurance premiums and deductibles amounted to $582,543 and $888,000, respectively.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

AIFE converted outstanding accounts payable at December 31, 1994 and premium and deductibles from LRS into a note payable during 1995. The balance of these notes was $239,372 and $280,070 at December 31, 1996 and 1995, respectively, as disclosed in Note 8.


7. SHORT-TERM DEBT

Short-term debt at December 31, 1996 and 1995 comprises:


	                                   December 31,       December 31,
	                                       1996               1995
                                           ----------         ----------
Line of credit                             $1,052,734         $1,093,216
Current portion of long-term debt              61,612             14,303

Due to Landair                                                   200,000
Due to August Investment Partnership          100,000            100,000
Due to Antonson/Kibler                        554,800            415,000
	                                   ----------         ----------
Total                                      $1,769,146         $1,822,519
	                                   ==========         ==========

The weighted average interest rate of short-term debt outstanding as of December 31, 1996 and 1995 was 12.35% and 11.61%, respectively.

In May 1995, the Company replaced its previously existing revolving line of credit with a new revolving line of credit agreement under which the Company may borrow up to a maximum of $3,000,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.25% and 8.5% at December 31, 1996 and 1995, respectively) plus 3.25%. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets. The agreement expires in May 1997.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1996 the Company is in violation of the debt service coverage ratio covenant. As a result, the lender may declare the commitment terminated and demand payment. Management does not expect the lender to terminate the agreement before it expires.

Due to Landair--Mortgage note payable to the seller of L.R.S. Transportation, Inc., interest at 8.5% until January 10, 1996 and at the prime rate published on January 10, 1996 thereafter, due in two installments of $100,000 each on January 10, 1996 and 1997. The Company has settled these notes as described in
Note 12.



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Other-- Outstanding loans from the President and the General Partner of AIP (Kibler and Antonson) were $554,800 and $415,000 at December 31, 1995 and 1995, respectively. The interest rate on these loans approximates the prime rate (8.25%) and (8.50%)at December 31, 1996 and 1995, respectively. August Investment Partnership loaned the Company $100,000 during the quarter ended September 30, 1995. The interest rate on this loan is the prime rate plus .75% (9.0% and 9.25%) at December 31, 1996 and 1995, respectively.


8. LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1995 comprises:

                                                  December 31,   December 31,
                                                       1996          1995
                                                     ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                       $250,000       $250,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                    239,372        280,070

Tip trailer settlement payments on principal
 Only of $1,000 per month, principal due
 February, 2003 (See Note 12)                          93,400
                                                     --------       --------
     Total debt                                       582,772        530,070
Less current portion                                   61,612         14,303
                                                     --------       --------
Total long-term debt                                 $521,160       $515,767
                                                     ========       ========

Scheduled maturities of the non-current portion of long-term at December 31, 1996 are due as follows:

		1997                      $  61,612
		1998                         66,266
                1999                        295,915
                2000                         43,683
                2001                         68,078
                2002+                        47,218
                                          $ 582,772
                                           ========









US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



9.  STOCK OPTION PLANS

	Options to purchase common stock under the Company's stock option plans had been granted to officers and other key employees at the fair market value on the dates of grant. At December 31, 1996, and 1995, 96,500 shares remain available for future option grants under the Company's stock option plans.

	A summary of stock option activity is as follows:

                                              1995
      Outstanding, January 1                 127,500
      Granted                                284,366
      Canceled                                 ---
      Exercised                             (127,500)
      Forfeited                             (284,366)
                                            ---------
      Outstanding, December 31,
        average option price of
        $0.00 in 1995, and 1996
                                            =========
      Exercisable, December 31
                                            =========

In December 1994, the Board of Directors approved a Restricted Stock
Agreement between the Company and the Chief Financial Officer, whereby the Company awarded, at no cost, 157,642 shares of common stock. The stock award is based on the Company's results of operations and other performance criteria during 1994 and 1995. The Company had recorded compensation expense of $137,937 in 1994. The shares were issued during 1995, however, a decline in the market price of the stock during the intervening period resulted in a reduction of compensation expense of $78,821 in 1995.

During 1995, Michael Ashker, a director of the Company, was given options for certain acquisitions based on performance. The only options awarded to date were with regards to the LRS acquisition. During 1995, the awarded options were forfeited by Mr. Ashker.

Options were provided to John Wilkins to use his earned commissions for the first year to purchase up to 500,000 shares of stock at the 20 day average stock price immediately prior to the signing of an agent or acquisition. At December 31, 1996, no commissions had been earned which are eligible for this treatment. The management team of Carolina National can based on various performance criteria earn an option to purchase up to 40,000 shares of common stock at $.525 per share. The required performance criteria were not met at December 31, 1996.


10.  LEASES

	The Company leases office space on a month-to-month basis for its headquarters in Gary, Indiana for $ 2,200 per month from the Company's President and another General Partner of AIP. No formal lease agreement with the Company existed at December 31, 1996.




US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


11.  INCOME TAXES

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance for the net deferred tax asset has been recognized due to the uncertainty of realizing the benefit of the loss carry forwards and future deductible temporary differences. The components of deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                1996            1995
                                           -------------   -------------
     Deferred tax assets:
       Accounts receivable and other       $     17,000    $    106,587
       Estimated fuel and other taxes            38,770          31,181
       Insurance and claims                      61,429          64,152
       Litigation reserves                       17,170          85,000
       Land valuation allowance                  48,058         343,740
       Net operating loss carry forwards     19,963,283      19,953,991
                                           -------------   -------------
       Total deferred tax assets             20,145,710      20,584,651

       Less valuation allowance             (20,145,710)    (20,584,651)
                                           -------------   -------------
     Total net deferred tax asset          $      ---      $      ---
                                           =============   =============

	During 1996, the valuation allowance was decreased by approximately $439,000 to reflect the reversal of deductible temporary differences which were incurred by the Company. The Company has net operating loss carry forwards of approximately $59 million and $58 million at December 31, 1996 and 1995, respectively. These carry-forwards are available to offset taxable income in future years and will expire in the years 2000 through 2008.


12.  COMMITMENTS AND CONTINGENCIES

	Over the past few years, the Company has had a significant number of lawsuits instituted or threatened against it as a result of its poor financial condition and its inability to meet certain financial obligations. For the most part, these suits have been settled through cash payments of a reduced amount or through the institution of payment plans. The undisputed claims that have not been settled are reflected as liabilities in the Company's financial statements and are included in accrued expenses in the accompanying consolidated balance sheets. The litigation that is currently pending include:

	McCormick v. Trailblazer. Mr. McCormick, the owner of C.A. White Trucking Company ("White"), filed an action on October 1, 1993, alleging that Trailblazer failed to make required payments under an employment contract. Trailblazer did not make the payments as a result of a dispute related to undisclosed liens on assets purchased from White. The Company has lost this suit, however, Trailblazer was closed in 1994 and has no funds to pay the judgment. The suit has since been brought against US 1. The Company is vigorously defending this action.



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


	Simpson V. Keystone Lines--Mr. Simpson, an independent owner-operator leased to Keystone Lines, is claiming an amount in excess of $25,000 for injuries he sustained to his back while working for the Company. The Company is vigorously defending against this claim on the basis that Mr. Simpson was not an employee and is not entitled to a workers compensation claim.

	Cam Regional Transport, Inc., Miller, Pry v. Trailblazer, Transcon Incorporated. Mr. Miller and Mr. Pry owners of Cam Regional Transport, Inc., filed an action in 1994, alleging that Trailblazer failed to make required payments under an employment contract and purchase agreement alleging damages of $293,000. Trailblazer ceased to make the payments as a result of a dispute related to their employment and inability to obtain title to the assets purchased. The Company is vigorously defending the action.

In December 1996, Trailblazer Transportation, a subsidiary of Keystone
Lines, filed for protection from its creditors under the bankruptcy laws. The Company expects to recover an amount of income under these proceedings when they are completed in 1997.

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


Settled litigation during 1996 include-

	Farrell v. Transcon Incorporated. This matter is a wrongful termination and misrepresentation claim brought by Mr. Farrell in Los Angeles Superior Court on July 8, 1993 alleging damages of $1.0 million. In addition to the wrongful termination action, Mr. Farrell has filed a workers' compensation claim, which is pending before the California Workers' Compensation Appeals Board. The Company's workers' compensation insurance carrier has settled with Mr. Farrell on the workers' compensation portion of the suit. The action in the Superior Court has been settled as of September 30, 1996.

	Landair Transport, Inc. v. US 1 Industries, Inc. and LRS Transportation On March 15, 1996, Landair Transportation filed suit in U.S. District Court for $623,414 against the Company for breach of contract arising out of an asset purchase agreement, related promissory note, and leases. This suit was settled as of December 31, 1996. The Company gave Landair the title to the Company's property in Dallas, Texas and a cash payment of $175,000 to settle this case.






US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13.  ENVIRONMENTAL MATTERS

The Company owns a property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the required remediation of $141,347 are considered in the land valuation allowance at December 31, 1996 and 1995.


14.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION

	During 1995, shareholder notes payable totaling $4,425 were converted into 8,850 shares of Series A preferred stock, respectively.


15.  DISCONTINUED OPERATIONS

	LRS - On January 11, 1995, the Company purchased certain assets of the less-than-truckload (LTL) refrigerated operations of Landair Services, Inc.
The Company formed the wholly owned subsidiary, L.R.S. Transportation, Inc.
(LRS), which included these operations. The acquisition was made for $50,000 in cash and a $200,000 promissory note payable in two installments of $100,000 each on January 10, 1996 and 1997 to Landair Services, Inc. Interest on the installment note was 8.5% until January 10, 1996 and at the prime rate published on January 10, 1996 thereafter. Collateral for the note consisted of unimproved land owned by the Company located in Texas.

The acquisition was accounted for using the purchase method of accounting. Identifiable intangible assets of $100,000, consisting of contracts, documents, and proprietary rights, and goodwill of $150,000 arising from the transaction each were recorded and scheduled to be amortized over five years using the straight line method. During 1995, LRS had gross revenues of $4.3 million. Results of operations of LRS had been consolidated into US 1 from the date of acquisition, January 11, 1995.

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






US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

As of December 31, 1996 and 1995, LRS's remaining liabilities were approximately $1.0 million and $1.5 million, respectively. Of this amount $520,000 are loans payable to related parties as discussed in footnotes 6 and
7. Included in this amount at December 31, 1996 is $93,400 in settlement payments due to TIP Trailer related to a cancelled operating lease. Also included in this amount at December 31, 1995 is approximately $530,000 due to the seller of LRS for the financing of the purchase price, back rent, and early termination fees on leased assets used by LRS prior to its closure. Reference is made to footnote 12 for disclosure of related litigation.

During 1996, the lawsuit with Landair Services, Inc. was settled. As a result the Company, recorded $221,743 into income from discontinued operations and removed the note payable and other accounts payable from the books.


Item 8. Changes in and Disagreements with Independent Auditors' on Accounting and Financial Disclosure.

During 1995, the Company changed independent Auditors' from Deloitte and Touche, LLP to Coopers & Lybrand L.L.P.


					   PART III

Item 9.  Directors and Executive Officers of the Registrant.

In response to the information called for by Item 401 of Regulation S-K with respect to directors of the Company, the material set forth under "ELECTION OF DIRECTORS -- Nominees for Board of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

In response to the information called for by Item 401 of Regulation Item
401 of Regulation S-K with respect to executive officers of the Company, the material set forth under "Executive Officers of the Registrant" in Part I of this Form 10-K Annual Report for the year ended December 31, 1996, is incorporated herein by reference.

Item 10.  Executive Compensation

In response to the information called for by Item 402 of Regulation S-K with respect to directors of the Company, the information under "COMPENSATION OF DIRECTORS" in the Company's proxy statement for the annual meeting of shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

In response to the information called for by Item 402 of Regulation S-K with respect to executive officers of the Company, the information under "EXECUTIVE COMPENSATION" (exclusive of the "Report of Compensation Committee" and the "Performance Graph") in the Company's proxy statement for the annual meeting of shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

In response to the information called for by Item 403 of Regulation S-K, the information under "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Company's proxy statement for the annual meeting of shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions.

In response to the information called for by Item 404 of Regulation S-K, the information under "CERTAIN BUSINESS RELATIONSHIPS" in the Company's proxy statement for the annual meeting of shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

						PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  List of Financial Statements

The following is a list of financial statements filed herewith:

							      	Page Number

Report of Independent Accountants Coopers & Lybrand LLP			13

Consolidated Balance Sheets as of December 31, 1996 and 1995		14

Consolidated Statements of Operations for the years ended		16
December 31, 1996 and 1995

Consolidated Statements of Shareholders' Equity (Deficiency)		17
for the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows					18
for the years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements				19

(a)(2)	List of Financial Statement Schedules

	Certain schedules are not included because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.





(a)(3)	List of Exhibits

	The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:


Exhibit 3.1	Articles of Incorporation of the Company.
	(incorporated herein by reference to the Company's Proxy Statement of November 9, 1993).

Exhibit 3.2	By-Laws of the Company.
       		(incorporated herein by reference to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10.1	Loan and Security Agreement with FINOVA and Keystone Lines
                  and L.R.S. Transportation, Inc.

Exhibit 10.2	Loan agreements with August Investment Partnership and US 1
                  Industries.

Exhibit 10.3	Loan agreements with Michael Kibler/Harold Antonson and US 1
                  Industries.

Exhibit 10.4	Loan agreements with AIFE/ITE and US 1 Industries.

Exhibit 10.5	First Amendment of Loan and Security Agreement with FINOVA
                  and Keystone Lines and L.R.S. Transportation, Inc.

Exhibit 16   	Letter re Change in Certifying Accountant.
       		(incorporated herein by reference to the Company's Form 8-K
                  filed on November 20, 1995 for the year ended
                  December 31, 1995).

Exhibit 21.1	Subsidiaries of Registrant

Exhibit 23.1	Consent of Coopers & Lybrand LLP


(b)	Reports on Form 8-K

Reported on Form 8-K a change in certifying accountants on November 20, 1995.



					    SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
					US 1 INDUSTRIES, INC.

Date:_________________		By:  _________________________
					Michael E. Kibler
					President & Chief Executive Officer
					(Principal Executive Officer)


Date:_________________		By:  _________________________
					Richard Courtney
					Vice President & Secretary


Date:_________________		By:  _________________________
				     James C. Day
			Vice President, Treasurer, & Assistant Secretary
	           (Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:_________________		_________________________
				Mike Ashker, Director


Date:_________________		_________________________
				Richard Courtney, Director


Date:_________________		_________________________
				James C. Day, Director


Date:_________________		_________________________
				Michael E. Kibler, Director


Date:_________________		_________________________
				Robert I. Scissors, Director


Date:_________________		_________________________
				Lex L. Vendetti, Director


Date:_________________		_________________________
				Steve Green, Director