Form 10QSB
period 1997-03-31
US 1 INDUSTRIES INC
filed 1997-05-15
CIK 351498

FORM 10-QSB

________________________________________________


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 1997.

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


As of May 4, 1997, there were 10,573,780 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    13


Part I


Item 1. FINANCIAL STATEMENTS.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996

ASSETS
                                                      March 31,    December 31,
                                                         1997           1996
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $   196,564    $   225,541
   Account receivable--trade less allowance for
     doubtful accounts of $55,675 and $50,000         2,549,940      1,501,947
   Other receivables                                    450,957        136,648
   Deposits                                             154,267        153,892
   Prepaid expenses                                     102,429        116,476
                                                    ------------   ------------
      Total current assets                            3,454,157      2,134,504
                                                    ------------   ------------
FIXED ASSETS:
   Equipment                                             30,935         17,193
   Less accumulated depreciation and amortization        (4,702)        (7,682)
                                                    ------------   ------------
      Net fixed assets                                   26,233          9,511
                                                    ------------   ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347        195,347
   Valuation allowance                                 (141,347)      (141,347)
                                                    ------------   ------------
      Net assets held for sale                           54,000         54,000
                                                    ------------   ------------
TOTAL ASSETS                                        $ 3,534,390    $ 2,198,015
                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.





US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                      March 31,    December 31,
                                                         1997          1996
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 3,221,456    $ 2,722,897
   Accrued expenses                                     165,461        152,098
   Short-term debt                                    2,719,003      1,769,146
   Insurance and claims                                 294,796        252,153
   Accrued interest                                      70,882         46,880
   Accrued compensation                                  22,171         32,428
   Estimated fuel and other taxes                       105,649        174,377
                                                     -----------    -----------
      Total current liabilities                       6,599,418      5,149,979
                                                     -----------    -----------
LONG-TERM DEBT                                          512,081        521,160

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          706,758        691,541

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding 10,573,780.    40,824,296     40,824,296
   Accumulated deficit                              (45,108,163)   (44,988,961)
                                                    ------------    ----------
      Total shareholders' equity (deficiency)        (4,283,867)    (4,164,665)
                                                    ------------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 3,534,390    $ 2,198,015
                                                    ============   ===========


The accompanying notes are an integral part of the consolidated financial statements.




US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                     1997            1996

OPERATING REVENUES                              $ 4,484,339     $ 3,646,991
                                                -----------     -----------
OPERATING EXPENSES:
   Purchased transportation                       3,392,279       2,735,985
   Insurance and claims                             178,847         125,048
   Salaries, wages, and other                       280,282         121,461
   Commissions                                      426,100         328,912
   Operating supplies and expense                   193,010         185,200
   Operating taxes and licenses                      31,240          35,267
   Communications and utilities                      28,937          16,843
   Rents                                             23,171          13,000
   Depreciation and amortization                      1,349             471
                                                ------------    ------------
     Total operating expenses                     4,555,215       3,562,187
                                                ------------    ------------
OPERATING INCOME                                    (70,876)         84,804
                                                ------------    ------------
NON-OPERATING INCOME (EXPENSE):
   Interest income                                                      445
   Interest expense                                 (60,555)        (67,480)
   Other income                                      27,445          30,450
                                                ------------    ------------
     Total non-operating (expense)                  (33,110)        (36,585)
                                                ------------    ------------

NET INCOME (LOSS)                               $  (103,986)    $    48,219
                                                ============    ============

EARNINGS (LOSS) PER COMMON SHARE                $     (0.01)    $       .00
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES         10,573,780       9,829,336
                                                ============    ============

The accompanying notes are an integral part of the consolidated financial statements.



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)

                                                   Three Months Ended March 31,
                                                           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                       $(103,986)   $  48,219
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                             1,349          472
  Changes in operating assets and liabilities:
    Accounts receivable - trade                        (1,047,993)     (79,796)
    Other receivables                                    (314,309)     (93,170)
    Prepaid assets                                         14,047       18,391
    Deposits                                                 (375)         122
    Accounts payable                                      498,559       93,093
    Accrued expenses                                       13,363      (14,307)
    Accrued interest                                       38,454       (8,323)
    Insurance and claims                                   42,643        9,251
    Other accrued compensation                            (24,709)      (4,579)
    Fuel and other taxes                                  (68,728)     (33,337)
    Other                                                                 (186)
                                                        ----------   ----------
   Net Cash (used for) operating activities              (951,685)     (64,150)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (18,071)
                                                        ----------   ----------

   Net cash (used for) investing activities               (18,071)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                     693,930       27,866
  Proceeds from other related party loans                 246,849      127,457
                                                        ----------   ----------
   Net cash provided from financing activities            940,779      155,323
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (28,977)      91,173
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            225,541       53,602
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 196,564    $ 144,775
                                                        ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At March 31, 1997 and December 31, 1996, the Company's current liabilities exceeded its current assets by $3.1 million and $3.0 million, respectively. The Company's future depends heavily on raising the capital to fund operations until its revenue grows and generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions. Recent poor results, a significant decrease in cash flows from operations, and inability to remain in compliance with financial covenants with its lenders, continue to raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3.  SHORT-TERM DEBT

Short-term debt at March 31, 1997 and December 31, 1996 comprises:


	                                      March 31,        December 31,
	                                        1997               1996
	                                     ----------         ----------
Line of credit                             $1,746,778         $1,052,734
Current portion of long-term debt              61,612             61,612

Due to August Investment Partnership          100,000            100,000
Due to Antonson/Kibler                        810,613            554,800
	                                     ----------         ----------
Total                                $2,719,003         $1,769,146
	                                     ==========         ==========

Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,000,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.25% at March 31, 1997 and December 31, 1996, respectively) plus 3.25%. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets. The agreement expires in May 1997. The Company and the lender are currently in the process of extending the line of credit for multiple years although no final agreement has been approved.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1996, the Company was in violation of the debt service coverage ratio covenant. At March 31, 1997, it is in violation of the debt service coverage ratio and the net worth covenants. As a result, the lender may declare the commitment terminated and demand payment. Management does not expect the lender to terminate the agreement before it expires.

Other-- Outstanding loans from the President of the Company and another General Partner of August Investment Partnership (the Company's largest shareholders, Kibler and Antonson) were $810,613 and $554,800 at March 31, 1997 and December 31, 1996, respectively. The interest rate on these loans approximates the prime rate (8.25%) at March 31, 1997 and December 31, 1996, respectively. August Investment Partnership loaned the Company $100,000 during the quarter ended September 30, 1995. The interest rate on this loan is the prime rate plus .75% (9.0%) at March 31, 1997 and December 31, 1996, respectively.



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4.  LONG-TERM DEBT

Long-term debt at March 31, 1997 and December 31, 1996 comprises:

                                                     March 31,   December 31,
                                                       1997          1996
                                                     ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                       $250,000       $250,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                    232,293        239,372

TIP trailer settlement payments on principal
 only of $1,000 per month, principal due
 February, 2003                                        91,400         93,400
                                                     --------       --------
     Total debt                                       573,693        582,772
Less current portion                                   61,612         61,612
                                                     --------       --------
Total long-term debt                                 $512,081       $521,160
                                                     ========       ========

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.  COMMITMENTS  AND CONTINGENCIES

Over the past few years, the Company has had a significant number of lawsuits instituted or threatened against it as a result of its poor financial condition and its inability to meet certain financial obligations. For the most part, these suits have been settled through cash payments of a reduced amount or through the institution of payment plans. The undisputed claims that have not been settled are reflected as liabilities in the Company's financial statements and are included in accrued expenses in the accompanying consolidated balance sheets. The litigation that currently is pending include:

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

In December 1996, Trailblazer Transportation, a subsidiary of Keystone Lines, filed for protection from its creditors under the bankruptcy laws. At March 31, 1997, Trailblazer's liabilities exceeded its assets.

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





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Results of Operations

The financial statements and related notes contained elsewhere in this Form 10-QSB and in the Company's Form 10-KSB for its fiscal year ended December 31, 1996 are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Period 1997 Compared to 1996

The Company's operating revenues increased from $3.6 million for the first quarter of 1996 to $4.5 million for the same period in 1997. The Company's operating revenues are generated principally from its truckload carrier, Keystone, who generates sales through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the addition of Carolina National Transportation in January 1997 and Gulf Line Transportation in December 1997. These additions also resulted in the increase in accounts receivable from December 31, 1996 to March 31, 1997.

Total operating expenses increased from $3.6 million for the period ended March 31, 1996 to $4.6 million for the same period in 1997. The largest component of operating expenses is purchased transportation, which generally varies in proportion to operating revenues at approximately 77%. Purchased transportation increased from $2.7 million in 1996 to $3.4 million in 1997. Commissions increased from $0.3 million in 1996 to $0.4 million in 1997. Commissions vary in proportion to operating revenues. Insurance and claims, which increased from $0.1 million in 1996 to $0.2 million for 1997, similarly vary in proportion to operating revenues, although they also depend on claims experience. The remaining operating expenses increased from $0.2 in 1996 to $0.4 million for 1997.

Other expense decreased from $36,000 for the first quarter of 1996 to $33,000 for the first quarter of 1997 and consists primarily of interest expense. Interest expense varies in proportion to the Company's outstanding interest-bearing indebtedness which decreased during 1997 as the result of lower FINOVA borrowing on Keystone receivables and the repayment of the Landair note of $200,000 at December 31, 1996.

The Company started two new operations, Carolina National Transportation in January 1997 and Gulf Line Transportation in December 1996. The costs of these startups resulted in a first quarter loss of approximately $0.1 million, which affected the overall operating results for the first quarter of 1997. Overall operating results for the first quarter of 1997 decreased to $0.1 million loss from a gain $0.05 million in 1996.







Future Prospects

The Company's management remains optimistic about its future prospects.
Revenue for each month in the first quarter of 1997 has increased over revenue in the prior month. In addition, the Company started two new operations at the beginning of 1997, Carolina National Transportation and Gulf Line Transportation. The Company has also retained Bob Brettin, a former president of Keystone Lines, to assist it. However, the Company's future depends on increasing its revenues, its ability to resolve its cash flow problems, and bringing its new operations to profitability.


Liquidity and Capital Resources

As of March 31, 1997, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.3 million and its current liabilities of $6.6 million exceeded its current assets by $3.1 million. As described above, the Company has experienced significant revenue declines, operating losses in prior years and losses from discontinued operations leaving the Company in its current position. The Company's borrowing from the partners of AIP and the Company's president to alleviate the current cash shortages has enabled the Company to continue in operation. While the Company's current situation is not good, current growth plans are designed to grow the Company while remaining profitable which should enable it to improve its liquidity position.

The Company continues to suffer from negative cash flows from operations although the negative cash flow increased from a negative of $.06 million during the first quarter of 1996 to a negative $.95 million during the same period of 1997. Cash flow was provided by borrowing $0.25 million from the Company's president and a partner of AIP and by borrowing $0.7 million from FINOVA. This borrowing reduced the net negative cash flow to $0.03 million for the quarter ended March 31, 1997

The Company's principal source of outside liquidity is its $3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's eligible accounts receivable and 75% of the Carolina National eligible accounts receivable. At March 31, 1997, the outstanding borrowings were $1.7 million, which essentially was the entire amount that the Company was eligible to borrow. The line of credit expires on May 31, 1997. The Company and the lender are currently in the process of extending the line of credit for multiple years although no final agreement has been approved. The Company is currently in violation of several covenants of the lender, although as part of the extension these covenants are expected to be modified.

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

May 15, 1997






12