Form 10QSB
period 1997-09-30
US 1 INDUSTRIES INC
filed 1997-11-20
CIK 351498

FORM 10-QSB
           ________________________________________________


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                    QUARTERLY REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 1997.

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


As of November 4, 1997, there were 10,618,224 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    15

Part I


Item 1. FINANCIAL STATEMENTS.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

ASSETS
                                                 September 30,    December 31,
                                                         1997           1996
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $   500,290    $   225,541
   Accounts receivable--trade less allowance for
     doubtful accounts of $67,254 and $50,000         3,884,394      1,501,947
   Other receivables                                    682,202        136,648
   Deposits                                             154,126        153,892
   Prepaid expenses                                     179,960        116,476
                                                    ------------   ------------
      Total current assets                            5,400,972      2,134,504
                                                    ------------   ------------
FIXED ASSETS:
   Equipment                                             60,647         17,193
   Less accumulated depreciation and amortization        (9,391)        (7,682)
                                                    ------------   ------------
      Net fixed assets                                   51,256          9,511
                                                    ------------   ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347        195,347
   Valuation allowance                                 (141,347)      (141,347)
                                                    ------------   ------------
      Net assets held for sale                           54,000         54,000
                                                    ------------   ------------
TOTAL ASSETS                                        $ 5,506,228    $ 2,198,015
                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                         1997          1996
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 3,984,129    $ 2,722,897
   Accrued expenses                                     158,037        152,098
   Short-term debt                                    2,567,912      1,769,146
   Insurance and claims                                 284,370        252,153
   Accrued interest                                      72,900         46,880
   Accrued compensation                                  35,460         32,428
   Estimated fuel and other taxes                       136,083        174,377
                                                     -----------    -----------
      Total current liabilities                       7,238,891      5,149,979
                                                     -----------    -----------
LONG-TERM DEBT                                        2,150,579        521,160

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          737,699        691,541

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding:
     September 30, 1997 and December 31, 1996 were
     10,618,224 and 10,573,780, respectively.        40,844,296     40,824,296
   Accumulated deficit                              (45,465,237)   (44,988,961)
                                                    ------------    ----------
      Total shareholders' equity (deficiency)        (4,620,941)    (4,164,665)
                                                    ------------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,506,228    $ 2,198,015
                                                    ============   ===========


The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                              1997          1996            1997         1996

OPERATING REVENUES                        $ 6,440,892   $ 3,990,436     $17,096,558   $11,733,831
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                 5,146,788     3,049,586      13,260,572     8,863,860
   Insurance and claims                       190,042       216,722         569,596       479,306
   Salaries, wages, and other                 314,872       154,407         926,630       462,340
   Commissions                                616,118       311,708       1,662,373     1,039,393
   Operating supplies and expense             188,585       263,916         619,111       524,911
   Operating taxes and licenses                34,952        (2,040)        101,608        66,524
   Communications and utilities                36,424        16,839         106,311        49,224
   Rents                                       14,945        11,500          62,586        29,267
   Depreciation and amortization                1,734           471           5,780         1,412
                                          ------------  ------------    ------------   -----------
     Total operating expenses               6,544,460     4,023,109      17,314,567    11,516,237
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                             (103,568)      (32,673)       (218,009)      217,594
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                                473         1,710           1,809        18,698
   Interest expense                           (93,836)      (65,039)       (253,353)     (217,162)
   Other income                                (8,876)        7,932          39,435        62,746
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)           (102,239)      (55,397)       (212,109)     (135,718)
                                          ------------  ------------    ------------   -----------

NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                       (205,807)      (88,070)       (430,118)       81,876
                                          ------------  ------------    ------------   -----------
EXTRAORDINARY ITEM:
    Gain on debt forgiveness on
     Termination of Paltrans Partnership                    458,968                       458,968
                                          ------------  ------------    ------------   -----------

NET INCOME (LOSS)                         $  (205,807)  $   370,898  $     (430,118)      540,844
                                          ============  ============    ============  ============

EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations                        (0.02)        (0.01)          (0.04)         0.01
   Extraordinary item                                          0.05                          0.05
                                          ------------  ------------    ------------   -----------
   Net earnings (loss)                    $     (0.02)  $      0.04     $     (0.04)  $      0.06
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES   10,615,936     9,829,336      10,615,936     9,829,336
                                          ============  ============    ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                                Nine Months Ended September 30,
                                                           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                       $(430,118)   $ 540,844
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                             5,780        1,413
  Extraordinary item                                                  (458,968)
  Changes in operating assets and liabilities:
    Accounts receivable - trade                        (2,382,447)     (94,216)
    Other receivables                                    (545,554)    (144,078)
    Prepaid assets                                        (63,484)      (2,264)
    Deposits                                                 (234)      16,881
    Accounts payable                                    1,261,232      301,028
    Accrued expenses                                        5,939     (133,047)
    Accrued interest                                       40,472       (3,514)
    Insurance and claims                                   32,217       52,051
    Other accrued compensation                            (11,420)     (18,815)
    Fuel and other taxes                                  (38,294)      57,225
    Other                                                               37,867
                                                        ----------   ----------
   Net Cash used for operating activities              (2,125,911)     152,407
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (47,525)
                                                        ----------   ----------

   Net cash used for investing activities                 (47,525)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                   1,453,566      155,584
  Proceeds from other related party short term loans                   105,913
  Proceeds from other related party long term loans     1,629,419
  Repayment of other related party short term loans      (654,800)
  Repayment of other loans
  Proceeds from issuance of common stock                   20,000
                                                        ----------   ----------
   Net cash provided from financing activities          2,448,185      261,497
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      274,749      413,904
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            225,541       53,602
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 500,290    $ 467,506
                                                        ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of September 30, 1997 and the consolidated statements of operations and cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position and the results of operations for such periods. The December 31, 1996 balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At September 30, 1997 and December 31, 1996, the Company's current liabilities exceeded its current assets by $1.8 million and $3.0 million, respectively. The Company's future depends heavily on raising the capital to fund operations until its revenue grows and generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions. Recent poor results, negative cash flows from operations, and inability to remain in compliance with financial covenants with its lenders, continue to raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3.  SHORT-TERM DEBT

Short-term debt at September 30, 1997 and December 31, 1996 comprises:


	                                 September 30,        December 31,
	                                      1997               1996
	                                   ----------         ----------
Line of credit                             $2,506,300         $1,052,734
Current portion of long-term debt              61,612             61,612

Due to August Investment Partnership                             100,000
Due to Antonson/Kibler                                           554,800
	                                   ----------         ----------
Total                                      $2,567,912         $1,769,146
                                           ==========         ==========

Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,000,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.25% at September 30, 1997 and December 31, 1996, respectively) plus 3.25%. At September 30, 1997, the Company has borrowed essentially the maximum allowed under the agreement. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets. The agreement contains a clause providing for extension of the agreement for one year unless either party notifies the other of their intent to terminate the agreement. At May 31, 1997, the agreement automatically extended for one year. The Company and the lender are currently in the process of extending the line of credit for multiple years although no final agreement has been approved.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1996, the Company was in violation of the debt service coverage ratio covenant. At September 30, 1997, it is in violation of the debt service coverage ratio, additional indebtedness, and the net worth covenants. As a result, the lender may at any time declare the commitment terminated and demand payment. Management does not expect the lender to terminate the agreement before it expires.

Other-Outstanding short term loans from the President of the Company and another General Partner of August Investment Partnership ("AIP") (the Company's largest shareholders, Kibler and Antonson) and AIP were $654,800 at December 31, 1996. The interest rate on these loans approximated the prime rate (8.25%) at December 31, 1996. These amounts were refinanced as long term debt now reflected in Footnote 4 below.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4.  LONG-TERM DEBT

Long-term debt at September 30, 1997 and December 31, 1996 comprises:

                                                  September 30,   December 31,
                                                       1997          1996
                                                     ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                     $  250,000       $250,000

Mortgage note payable to Antonson/Kilber
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July 3, 2003                                         600,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                    219,319        239,372

TIP trailer settlement payments of principal
 only of $1,000 per month, principal due
 February, 2003                                        85,400         93,400

Due to August Investment Partnership
 interest at prime + .75%, interest only
 payments required, principal balance due
 January, 1999                                        100,000

Due to Antonson/Kibler interest at prime + .75%,
 interest only payments required, principal
 balance due January, 1999                            957,472
                                                   ----------       --------
     Total debt                                     2,212,191        582,772
Less current portion                                   61,612         61,612
                                                   ----------       --------
Total long-term debt                               $2,150,579       $521,160
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

McCormick v. Trailblazer. Mr. McCormick, the owner of C.A. White Trucking Company ("White"), filed an action on October 1, 1993, alleging that Trailblazer failed to make required payments under an employment contract. Trailblazer did not make the payments as a result of a dispute related to undisclosed liens on assets purchased from White. The Company has lost this suit, however, Trailblazer was closed in 1994 and has no funds to pay the judgment. The judgment was for approximately $59,000. The suit has since been brought against US 1. The suit has been dismissed from Federal Court during the second quarter of 1997. However, McCormick has refiled the case in Texas State Court during the third quarter of 1997.

Simpson V. Keystone Lines--Mr. Simpson, an independent owner-operator leased to Keystone Lines, is claiming approximately $54,000 for injuries he sustained to his back while working for the Company. The Company is vigorously defending against this claim on the basis that Mr. Simpson was not an employee and is not entitled to a workers compensation claim.

Cam Regional Transport, Inc., Miller, Pry v. Trailblazer, Transcon Incorporated. Mr. Miller and Mr. Pry, owners of Cam Regional Transport, Inc., filed an action in 1994, alleging that Trailblazer failed to make required payments under an employment contract and purchase agreement alleging damages of $293,000. Trailblazer ceased to make the payments as a result of a dispute related to their employment and inability to obtain title to the assets purchased. The Company is vigorously defending the action.

In December 1996, Trailblazer Transportation, a subsidiary of Keystone Lines, filed for protection from its creditors under the bankruptcy laws. At September 30, 1997, Trailblazer's liabilities exceeded its assets.

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

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. SUBSEQUENT EVENTS

As a result of a lawsuit concerning the ownership of property, US 1 Industries, Inc. was awarded title to a property in Kansas City. The property is encumbered by a mortgage of $50,000 and unpaid real estate taxes of approximately $123,000. The Company believes the property to be worth in excess of $450,000. The Company obtained title to the property on October 3, 1997.

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

Three Month Period 1997 Compared to 1996

The Company's operating revenues increased from $4.0 million for the quarter ended September 30, 1996 to $6.4 million for the same period in 1997. The Company's operating revenues are generated principally from its truckload carriers, who generate sales through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the addition of Carolina National Transportation in January 1997 and Gulf Line Transportation in December 1996.

Total operating expenses increased from $4.0 million in 1996 to $6.5 in 1997. The largest component of operating expenses is purchased transportation, which generally varies in proportion to operating revenues at approximately 77%. Commissions generally vary in proportion to operating revenues. The Company has added salaried agents with the addition of Carolina National Transportation and Gulf Line Transportation. These additions have increased commission expense beyond the normal levels and until revenues increase sufficiently will result in continued operating losses. Insurance and claims also generally vary in proportion to operating revenues, although they also depend on claims experience. Wages, Communications, and Rent increased from $0.2 million to $0.4 million from 1996 to 1997 with the addition of Carolina National Transportation and Gulf Line Transportation.

Non-operating income and (expenses) increased from an expense of $0.06 million in 1996 to $0.10 million in 1997. Interest expense increased from $.06 million for the three months ended September 30, 1996 to $.09 million for the same period in 1997. Interest expense varies in proportion to the Company's outstanding interest-bearing indebtedness which increased during 1997 as the result of the additional financing of accounts receivable for Carolina National Transportation.

Overall results for the three month period ended September 30, 1997 decreased to a loss of $0.2 million from an income of $0.4 million for the same period in 1996. The difference in additional costs of operations of approximately $0.6 million was caused by the operating losses as described above and the presence of an extraordinary gain on the termination of Paltrans in 1996.

Nine Month Period 1997 Compared to 1996

The Company's operating revenues increased from $11.7 million for the first nine months of 1996 to $17.1 million for the same period in 1997. The Company's operating revenues are generated principally from its truckload carriers, who generate sales through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the addition of Carolina National Transportation in January 1997 and Gulf Line Transportation in December 1996. These additions also resulted in the increase in the accounts receivable balance from December 31, 1996 to September 30, 1997.

Total operating expenses increased from $11.5 million for the period ended September 30, 1996 to $17.3 million for the same period in 1997. The largest component of operating expenses is purchased transportation, which generally varies in proportion to operating revenues at approximately 77%. Purchased transportation increased from $8.9 million in 1996 to $13.3 million in 1997. Commissions also increased from $1.0 million in 1996 to $1.7 million in 1997. Commissions vary in proportion to operating revenues. Insurance and claims, which increased from $0.5 million in 1996 to $0.6 million for 1997, similarly vary in proportion to operating revenues, although they also depend on claims experience. The remaining operating expenses increased from $1.1 in 1996 to $1.8 million for 1997. As the result of the addition of Carolina National and Gulf Line, incurred operating losses will continue until revenue increases.

Other expense increased from approximately $0.1 for the first nine months of 1996 to $0.2 for the first nine months of 1997 and consists primarily of interest expense. Interest expense varies in proportion to the Company's outstanding interest-bearing indebtedness which increased during 1997 as the result of increased FINOVA borrowing on Carolina National receivables.

The Company started two new operations, Carolina National Transportation in January 1997 and Gulf Line Transportation in December 1996. The costs of these startups resulted in a loss of approximately $0.4 million, which affected the overall operating results for the first nine months of 1997. During 1996, the Company realized a one time extraordinary gain from the termination of Paltrans of $0.5 million. Overall results for the first nine months of 1997 decreased to a $0.4 million loss from a gain of $0.5 million in 1996.


Future Prospects

The Company's management remains optimistic about its future prospects.
Revenue for each month in 1997 has increased over revenue in the prior month, primarily due to the Company start-up of two new operations, Carolina National Transportation and Gulf Line Transportation. However, the Company's future depends on continuing to increase its revenues, its ability to resolve its cash flow problems, and bringing its new operations to profitability.

Liquidity and Capital Resources

As of September 30, 1997, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.6 million and its current liabilities of $7.2 million exceeded its current assets by $1.8 million. The Company has experienced significant operating losses in the current and prior years and losses from discontinued operations in prior years leaving the Company in its current position. The Company's borrowing from the partners of AIP and the Company's president to alleviate the current cash shortages has enabled the Company to continue in operation. While the Company's current situation is not good, current plans are designed to grow the Company and regain profitable, which should enable it to improve its liquidity position.

The Company continues to suffer from negative cash flows from operations, the negative cash flow increased from a negative of $.2 million during the first nine months of 1996 to a negative $2.1 million during the same period of 1997. Cash flow was provided by borrowing $1.0 million from the Company's president and a partner of AIP and by borrowing $1.5 million from FINOVA. This borrowing resulted in a positive cash flow of $0.3 million for the nine months ended September 30, 1997

The Company's principal source of outside liquidity is its $3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's eligible accounts receivable and 75% of the Carolina National eligible accounts receivable. At September 30, 1997, the outstanding borrowings were $2.6 million, which essentially was the entire amount that the Company was eligible to borrow. The agreement contains a clause providing for extension of the agreement for one year unless either party notifies the other of their intent to terminate the agreement. At May 31, 1997, the agreement automatically extended for one year. The Company and the lender are currently in the process of extending the line of credit for multiple years although no final agreement has been approved. The Company is currently in violation of several covenants of the lender. As a result, the lender may at any time declare the commitment terminated and demand payment, however, management does not expect the lender to demand payment. The Company expects these covenants to be modified as part of the new agreement.

Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious. An increase in operating performance is essential to its long-term survival. Unfortunately, there can be no assurance that this will be achieved.

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

November 20, 1997