Form 10KSB
period 1997-12-31
US 1 INDUSTRIES INC
filed 1998-04-10
CIK 351498

FORM 10-KSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the fiscal year ended December 31, 1997.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

On March 21, 1998, there were 10,618,224 shares of registrant's common stock were outstanding, and the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $2,235,041. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 29, 1998, are incorporated by reference into
Part III.

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

     During 1994 Trailblazer Transportation, a Texas corporation and wholly owned subsidiary of Keystone, ceased operations. Trailblazer filed for protection under the U.S. bankruptcy code on December 30, 1996. The bankruptcy was finalized during the fourth quarter of 1997. LRS Transportation, an Indiana corporation and wholly owned subsidiary of Keystone Lines began operations in 1995, when it purchased the less-than-truckload ("LTL") refrigerated division of Landair Services Inc. LRS ceased operations during the third quarter of 1995 after sustaining substantial losses.


Operations

     The Company carries virtually all forms of freight transported by truck, except bulk goods and hazardous materials, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

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

     The Company's principal focus during 1997 was growing the Company through expansion of Gulf Line Transportation, which started in December 1996, and Carolina National Transportation, which began in January of 1997. Gulf Line Transportation began profitable operations beginning in July 1997. Carolina National Transportation began profitable operations in October 1997. These new operations accounted for sixty percent of the Company's 1997 revenue.





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

     During 1997, the Company utilized the services of approximately 100 sales agents, one of which each accounted for 14% of the Company's total revenues in 1997; no other agent accounted for more than 10% of revenue. In 1996, two agents accounted for 15% of the total company's revenue. The Company shipped freight for approximately 3,000 customers in 1997, none of which accounted for more than of 10% of the Company's total revenues.

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

Employees

     At December 31, 1997, the Company had thirty-six full-time employees. Of these employees, twenty-four were salaried and the rest were paid hourly. The Company's employees are not covered by a collective bargaining agreement. The Company provides services to other related party companies owned by the partners of August Investment Partnership.

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

     Competition is based on several factors; principally cost, timely availability of equipment and quality of service. In that regard, the Company's business in 1997 and 1996 was impacted negatively by its financial condition and difficulties in retaining independent contractors and agents.






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

     Like all interstate motor carriers, the Company is subject to the safety requirements prescribed by the DOT, including regulations effective in 1992 that instituted drug-testing procedures and a uniform commercial driver license. The Company is in substantial compliance with these regulations. However, because of a conditional safety rating in 1996, the Company was being monitored by the DOT during 1997. During 1997, the Company would have received a satisfactory rating had the DOT been allowed to change it's rating during the year. Recent lawsuits brought by other motor carriers against the DOT have frozen the ratings of all motor carriers.

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













Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The statements contained in Item 1 (Description of Business) and Item 6 (Management Discussion and Analysis of Financial Condition and Results of Operation), particularly the statements under "Future Prospects" contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, without limitation, a lack of historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.


Item 2.  Properties

     The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its headquarters for $2,200 per month from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, a partner in August Investment Partnership ("AIP") and a shareholder and director of August Investment Corporation ("AIC") also a general partner of AIP.




Item 3.  Legal Proceedings

     Reference is made to Note 11 of the notes to the consolidated financial statements for discussion regarding pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

























Item 4A.  Executive Officers of the Registrant.

Name and Age                  Office and Experience
Michael E. Kibler, 57	      Mr. Kibler is President and Chief Executive
                              Officer of the Company and has held these positions since September 13, 1993. He also has been President of Enterprise Truck Lines, Inc., an interstate trucking company engaging in operations similar to the Company's, since 1972.
                              Mr. Kibler is also a director of American
                              Inter-Fidelity Exchange, an insurance recipical located in Indiana that is the subject of an Order of Rehabilitation by the Indiana department of Insurance. Mr. Kibler has served as a Director of the Company since 1993.


James C. Day, 49	            Mr. Day is Vice President, Treasurer and
                              Assistant Secretary of the Company, positions he has held since September 13, Mr. Day also has been Controller of K & A, Inc., a firm providing support services to the Company and certain other trucking companies since November 1992. Mr. Day is a certified public accountant. Prior to Joining K & A, Inc., he was President of Custom Business Systems, Inc., a software company, from June 1990 to October 1992, and from August 1988 to May 1990 he was Chief Financial Officer of Floor Covering Associates, Inc. Mr. Day has served as a director of the Company since 1993


Richard Courtney, 56          Mr. Courtney has served as Vice-President,
                              Secretary, and Controller of the Company since
                              September, 1993. Since 1982, Mr. Courtney has been the Controller of Eastern Refrigerated
                              Express, Inc. Mr. Courtney has served as a director of the Company since 1994.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Shares of Common Stock of the Company are listed and traded on the New York Stock Exchange under the symbol USO. The Company does not currently meet the requirements for continued listing on the NYSE and has been recently advised by the NYSE that it may be delisted and unless it promptly develops a business plan which fulfills the exchange's original listing requirements it expects to be delisted.














     The following table sets forth for the period indicated the high and low sales prices per share of the Common Stock as reported on the New York Stock Exchange Composite Tape:


     Calendar Year                            High                        Low

1997
First Quarter                           9/16                       9/32
Second Quarter                          3/8                        7/32
Third Quarter                           1/2                        9/32
Fourth Quarter                          13/32                      3/16

1996
First Quarter                           13/16                      9/16
Second Quarter                          9/16                       5/16
Third Quarter                           7/8                        5/16
Fourth Quarter                          11/16                      5/16

     As of March 17, 1998, there were 3,390 holders of record of Common Stock.

     The Company has not paid any cash dividends on its Common Stock. Management does not anticipate paying any dividends on the Common Stock in the foreseeable future, and the Company's current credit agreement prohibits the payment of dividends.

     The following equity sales during the fourth quarter of 1996 were not registered under the Securities Act. The Company's president, Michael Kibler, purchased 166,666 shares of common stock for $75,000. Harold Antonson, a partner in August Investment Partnership, purchased 211,111 shares of common stock for $95,000. Eastern Refrigerated Express, a company owned by the partners of AIP, purchased 366,667 shares of common stock for $165,000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

     The financial statements and related notes contained elsewhere in this Form 10-KSB are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

1997 Compared to 1996

     The Company's operating revenues from continuing operations increased from $15.4 million in 1996 to $25.4 million in 1997. The Company's operating revenues were generated principally by independent sales agents who originate truckload shipments. These shipments are then transported by independent trucking contractors, using their own equipment. The increase in operating revenues resulted primarily from the startup of Carolina National Transportation.

     Total operating expenses increased from $15.6 million in 1996 to $25.8 million in 1997. The largest component of operating expenses is purchased transportation. Purchased transportation generally varies in proportion to operating revenues at approximately 77% of revenues. Purchased transportation increased from $11.7 million in 1996 to $19.7 million in 1997. Commissions increased from $1.5 million in 1996 to $2.4 million in 1997, and similarly vary in proportion to operating revenues. Insurance and claims, which increased from $0.6 million in 1996 to $0.9 million in 1997, vary in proportion to operating revenues, although they also depend on claims experience. The remaining operating expenses increased from $1.8 million in 1996 to $2.8 million in 1997 primarily as a result of the increase in wages and communication expenses resulting from the addition of Carolina National Transportation and Gulf Line.

     The Company had other expense of approximately $0.4 million in 1997 as compared to $0.2 million in 1996. Interest, the largest ongoing component of non-operating income and expense, varies in proportion to the Company's outstanding interest-bearing indebtedness. Interest expense increased from $0.3 million in 1996 to $0.4 million in 1997, primarily due to the increased debt used to finance the LRS losses and additional borrowing against the Carolina National accounts receivable.

     In 1996, the Company recorded income of $0.2 on the settlement of a suit with Landair Transportation. An extraordinary gain on the discontinuation of the Paltrans Partnership of $0.5 million was also recognized in 1996. During 1997, the resolution of the bankruptcy petition filed by Trailblazer Transportation resulted in a gain of $0.6 million due to forgiveness of Trailblazer's remaining liabilities.

     Overall, the Company's had a net loss of $0.2 million in 1997 as compared to a net income of $0.3 million in 1996. The difference is principally a result of the increase in operating costs due to the startup of Carolina National and Gulf Line and interest expense between the two years.


Future Prospects

     The Company's management remains optimistic about its future prospects although several remaining hurdles must be successfully cleared. These hurdles include adding revenue, controlling cash flow, controlling collections, and raising capital to reduce interest bearing debt.

     The Company believes the continued expansion of the inter-modal agent based business by Carolina National is the key to being profitable in 1998.

     The Company's future depends heavily on raising the capital to fund operations until revenue grows and generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows will enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. In recent years, substantially all of the equity capital that the Company has needed was provided by AIP and it's affiliates. AIP and it's affiliates have advised the Company that their interest in providing, and ability to provide, additional capital is limited. As a consequence, the Company is exploring other options to raise capital, and various other potential transactions. There can be no assurances, however, that the Company can raise the necessary capital to assure its long-term viability.

     Since May 1995 FINOVA has provided the Company an accounts receivable based credit facility. This facility expires in May 1998. This facility, however, contains a four-year extension based on the Company's ability to meet certain performance criteria. Through January 1998, the Company had not yet met these performance criteria. The inability to obtain the extension with FINOVA will directly impact the Company's ability to remain in operation.


Liquidity and Capital Resources

     As of December 31, 1997, the Company's financial position remained poor. The Company had a net deficit in shareholders' equity of $4.4 million and its current liabilities of $7.3 million exceeded its current assets by $1.4 million. The Company's negative cash flow has required the Company to rely on stockholder capital contributions of $335,000 in the fourth quarter of 1996 and debt issuance to stockholders of $1.5 million during 1997 to maintain cash flows sufficient to pay its current obligations.





     Cash flows during 1997 and 1996 came primarily from additional capital contributions. Negative cash flows from operations increased from a negative cash flow of $0.3 million in 1996 to a negative cash flow of $3.6 million in 1997. The negative cash flow in 1997 was primarily the result of the addition of Carolina National. Cash flows used in investing activities increased by $0.3 million in 1997 due to the purchase of property in 1997. Cash flows from financing increased from 1996 to 1997 by $3.5 million due to increased borrowing from FINOVA and AIP.

     The Company's principal source of liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's, Gulf Line's and Carolina National's eligible accounts receivable. At December 31, 1997, the outstanding borrowings were $3.2 million, essentially the entire amount the Company was eligible to borrow. The line of credit expires on May 31, 1998, however, it provides for a four year extension and an increase to $5 million based on the Company's ability to meet certain performance criteria, which, as of January 1998, have not yet been met.

     Related party loans from AIP and Messrs. Kibler and Antonson have provided the Company additional long-term financing of $2,099,304 in 1997.

     Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that an increase in operating performance and an infusion of new capital are essential to its long-term survival. There is no assurance that these goals will be achieved.

     The Company is not a party to any Superfund litigation and otherwise does not have any known environmental claims against it. However, the Company does have one property where soil contamination problems existed or are known to exist currently. The Company has preliminarily evaluated its potential liability at this site and believes that it has reserved appropriately for it's remediation or that the fair market value of the property exceeds its net book value by an amount in excess of any remediation cost. There can be no assurance, however, that the cost of remediation would not exceed the expected amounts. The Company has no current plans to remediate the property.


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


Year 2000 Issue

     Many existing computer systems and related software applications, and other control devices, use only two digits to identify a year in a date field, without considering the impact of the upcoming change in the century. Such systems, applications and/or devices could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The company relies on such computer systems, applications and devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems (such as general ledger, accounts payable, and payroll modules), customer services, internal networks and telecommunications equipment, and end products. The Company also relies, directly, and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, both domestically and internationally, for the accurate exchange of data and related information.

     The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact (including testing and implementation of remedial action). Management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's effort to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.


Impact From Not Yet Effective Accounting Rules

     Reference is made to Note 2 of the consolidated financial statements.


Item 7.  Financial Statements and Supplementary Data.



















































To the Shareholders and
Board of Directors of US 1 Industries, Inc.

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide as reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced operating losses and negative cash flows in recent years and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Coopers & Lybrand L.L.P.


Chicago, Illinois
March 27, 1998


















US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS

                               			       1997         1996
CURRENT ASSETS:
   Cash                                          $    298,079  $   225,541
   Accounts receivable-trade, less allowance for
     doubtful accounts of $195,298 and $ 50,000     5,066,256    1,501,947
   Other receivable                                   336,919      136,648
   Deposits                                           154,068      153,892
   Prepaid expenses                                    83,731      116,476
                                                   -----------  -----------
      Total current assets                          5,939,053    2,134,504
                                                   -----------  -----------
FIXED ASSETS:
   Equipment                                           52,996       17,193
   Less accumulated depreciation and amortization     (12,682)      (7,682)
                                                   -----------  -----------
      Net fixed assets                                 40,314        9,511
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               423,226      195,347
   Valuation allowance                               (141,347)    (141,347)
                                                   -----------  -----------
      Net assets held for sale                        281,879       54,000
                                                   -----------  -----------
TOTAL ASSETS                                      $ 6,261,246  $ 2,198,015
                                                  ===========  ===========



The accompanying notes are an integral part of the consolidated financial statements.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                       1997         1996
CURRENT LIABILITIES:
   Accounts payable                               $ 2,651,580  $ 2,541.755
   Bank overdraft                                     530,133      181,142
   Accrued expenses                                   137,454      152,098
   Short-term debt                                  3,292,945    1,769,146
   Insurance and claims                               241,607      252,153
   Accrued compensation                                38,302       46,880
   Accrued interest                                   140,824       32,428
   Estimated fuel and other taxes                     273,901      174,377
                                                  ------------ ------------
      Total current liabilities                     7,306,746    5,149,979
                                                  ------------ ------------
LONG-TERM DEBT                                      2,599,815      521,160

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding:
     1997 - 1,094,224; 1996 - 1,094,224.
     Liquidation preference $0.3125 per share         753,254      691,541

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, authorized 20,000,000 shares;
     no par value; shares outstanding:
     1997 - 10,618,224  1996 -10,573,780           40,844,296   40,824,296
   Accumulated deficit                            (45,242,865) (44,988,961)
                                                  ------------ ------------
      Total shareholders' equity (deficiency)      (4,398,569)  (4,164,665)
                                                  ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                    $ 6,261,246  $ 2,198,015
                                                  ============ ============



The accompanying notes are an integral part of the consolidated financial statements

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, AND 1996


1997 1996

OPERATING REVENUES                          $25,421,806   $15,412,322
                                             ----------    ----------
OPERATING EXPENSES:
   Purchased transportation                  19,676,213    11,694,203
   Insurance and claims                         941,700       623,445
   Salaries, wages, and other                 1,285,778       727,231
   Commissions                                2,360,989     1,498,404
   Operating supplies and expenses            1,220,978       822,251
   Operating taxes and licenses                 130,853        86,781
   Communications and utilities                 137,606        81,725
   Rents                                         79,516        50,677
   Depreciation and amortization                  9,533         1,951
                                              ---------      --------
            Total operating expenses         25,843,166    15,586,668
                                             ----------    ----------
OPERATING INCOME (LOSS)                        (421,360)     (174,346)
NON-OPERATING INCOME (EXPENSES):
    Interest income                               2,430        18,733
    Interest expense                           (435,042)     (282,121)
    Other income (expense), net                  51,462        98,449
                                               --------      --------
        Total other income (expense)           (381,150)     (164,939)
                                               --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE EXTRAORDINARY GAIN                 (802,510)     (339,285)
DISCONTINUED OPERATIONS:
     Gain on disposal of LRS                                  221,743
                                               ---------     ---------
LOSS BEFORE EXTRAORDINARY ITEM                 (802,510)     (117,542)
EXTRAORDINARY GAIN:
     Forgiveness of debt                        610,318       458,968
                                               ---------      --------
NET INCOME (LOSS)                              (192,192)      341,426
DIVIDENDS ON PREFERRED SHARES                    61,712       144,429
                                               ---------      --------
NET INCOME(LOSS)AVAILABLE TO COMMON SHARES    ($253,904)     $196,997

INCOME (LOSS) PER COMMON SHARE:
    Loss from continuing operations:
        Basic                                    ($0.08)       ($0.05)
        Diluted                                  ($0.08)       ($0.05)
    Net Income:
        Basic                                    ($0.02)        $0.02
        Diluted                                  ($0.02)        $0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                         10,616,397     9,879,077

The accompanying notes are an integral part of the consolidated financial statements.




















US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1997, and 1996

                                     Common Stock     Accumulated
                          Shares         Amount       Deficit        Total
Balance at
  January 1, 1996          9,829,336   $40,489,296  ($45,185,958) ($4,696,662)

Issuance of Common Stock     744,444       335,000                    335,000
Accrued Dividends on redeemable
   Preferred Stock                                      (144,429)    (144,429)
Net income                                               341,426      341,426
                          ----------    ----------   ------------  -----------
Balance at
  December 31, 1996       10,573,780    40,824,296   (44,988,961)  (4,164,665)

Issuance of Common Stock      44,444        20,000                     20,000
Accrued Dividends on redeemable
   Preferred Stock                                       (61,712)     (61,712)
Net income (loss)                                       (192,192)    (192,192)
                          ----------    ----------    -----------   ----------
Balance at
  December 31, 1997       10,618,224   $40,844,296  ($45,242,865) ($4,398,569)




The accompanying notes are an integral part of the consolidated financial statements.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, AND 1996


                                                         1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income (loss)                                   ($192,192)     $341,426
  Adjustments to reconcile net income to net cash
    provided (used) for operating activities:
    Depreciation and amortization                         9,533         1,951
    Provision (recovery) on accounts receivable         145,298      (100,139)
    Transfer of Dallas Property                                       150,000
    Loss on disposal of equipment                         1,160
    Extraordinary gain - forgiveness of debt           (610,318)     (458,968)
    Changes in operating assets and liabilities:
      Accounts receivable-trade                      (3,709,607)      123,818
      Other receivables                                (200,271)        7,913
      Prepaid expenses                                   32,745        16,961
      Deposits                                             (176)       18,288
      Accounts payable                                  720,143      (387,565)
      Accrued expenses                                  (14,644)     (100,171)
      Insurance and claims                              (10,546)       42,475
      Accrued interest                                  108,396       (11,101)
      Accrued compensation                               (8,578)        5,589
      Estimated fuel and other taxes                     99,524        11,350
      Other                                                            43,315
                                                     -----------     --------
         Net cash used in operating activities       (3,629,533)     (294,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (41,496)       (1,365)
  Purchase of Land                                     (227,879)
                                                      ----------      --------
        Net cash used by investing activities          (269,375)       (1,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit    2,135,847       (40,482)
  Proceeds from issuance of common stock                 20,000       335,000
  Proceeds from short term loan on property              50,000
  Repayment of long-term loans                          (10,000)
  Proceeds from (repayment of) other related
       party loans                                      926,608        (7,498)
  Increase in bank overdraft                            348,991       181,142
  Proceeds from issuance of mortgages to
       related parties                                  500,000
                                                      ---------       -------
        Net cash provided from  financing activities  3,971,446       468,162
                                                      ---------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     72,538       171,939

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            225,541        53,602
CASH AND CASH EQUIVALENTS, END OF YEAR                 $298,079      $225,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest                   $326,646      $293,222

The accompanying notes are an integral part of the consolidated financial statements.



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, AND 1996


1.  OPERATIONS

     The accompanying consolidated financial statements include the operations of US 1 Industries, Inc. and its wholly owned subsidiaries, TC Services, Inc. ("TCS"), Keystone Lines ("Keystone"), Blue and Grey Transport, Inc. ("BGT"), Blue and Grey Brokers, Inc. ("BGB"), Carolina National Logistics, Inc. ("CNL"), Carolina National Transportation, Inc. ("CNT"), Gulf Line Brokerage, Inc. ("GLB"), and Gulf Line Transportation, Inc. ("GLT") together referred to herein as the "Company." Trailblazer Transportation and LRS Transportation, Inc. were wholly owned subsidiaries of Keystone Lines.

     The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and contractor equipment to contract for and haul freight for its customers. One agent accounted for 14% of the Company's revenue for the year ended December 31, 1997.

     Going Concern--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company experienced operating losses and negative cash flows in recent years. At December 31, 1997 and 1996, the Company's current liabilities exceeded its current assets by $1.4 million and $3.0 million, respectively. At December 31, 1997 the shareholder deficit was $4.4 million. The Company's future depends heavily on raising the capital to fund operations until revenue grows and generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows will enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital, including a rights offering and various other potential transactions. The extension of the Company's line of credit beyond May 1998 is dependent upon attaining improved operating results in early 1998 and it's ability to achieve consistent compliance with financial covenants with its lenders. The uncertainty related to financing, negative cash flows from operations, and the shareholders' deficit continue to raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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




US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

     Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board issued Statement No. 130-"Reporting Comprehensive Income" ("SFAS 130") and SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective
for financial statements for years beginning after December 15, 1997.   SFAS
No. 130 requires the reporting of comprehensive income beginning 1998 and SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report information about operating segments in interim financial reports issued to shareholders. The Company has not yet determined what, if any, impact SFAS No. 130 and 131 will have on the Company's disclosures.

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

     Reclassifications-Certain 1996 Balance Sheet amounts have been reclassified to conform to their 1997 presentation.

     Fair Value of Financial Instruments--The carrying value of cash and cash equivalents approximates fair value. For debt instruments, it is not practicable to determine the fair value at December 31, 1997 due to several factors which include; related party considerations, the current financial status of US 1, and the lack of valuation information regarding certain collateral.

     Earnings Per Common Share-In February 1997, the Financial Accounting Standards board issued Statement No. 128, "Earnings per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this statement, the Company adopted the new standards for computing and presenting earnings per share (:EPS") for 1997, and for all prior period earnings per share data presented. Following are the reconciliations of the numerators and denominators of the basic and diluted EPS. The average market price of the common stock was greater than the exercise price of the outstanding options, however, as the Company had a net loss in 1997, the potentially dilutive securities (options) were antidilutive.













US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Numerator                                           1997               1996
      Loss from continuing operations            ($802,510)       ($339,285)
      Dividends on preferred shares                (61,712)       ( 144,429)
                                                 ----------       ----------
      Loss available to common shareholders
         for basic and diluted EPS               ($864,222)       ($483,714)
      Discontinued Operations                                       221,743
      Extraordinary gain                           610,318          458,968
                                                 ----------       ----------
      Net income (loss) available to common
         shareholders for basic and diluted EPS  ($253,904)        $196,997

Denominator
      Weighted average common shares
         outstanding for basic and diluted EPS   10,616,397       9,879,077


3.  EXTRAORDINARY GAIN

     During the fourth quarter of 1997, the bankruptcy of Trailblazer Transportation was finalized and, accordingly, the Company recorded a gain of $610,318 ($0.06 per share - basic and diluted) on the forgiveness of debt.


     The Company's fifty percent investment in a joint venture, Paltrans Associates, in which the Company is a General Partner, was recorded on the equity method. Paltrans owned and leased a terminal facility located on the west coast. As of December 31, 1996, the Company had received $458,968, in cash in excess of the profits of the partnership. The mortgage holder foreclosed on the property during the third quarter of 1996. This action relieved the Company of any recourse with regards to the mortgage. The amount $458,968, ($0.05 per share - basic and diluted) which represented the Company's share of the negative equity of the partnership was recorded as income and classified as extraordinary since it represented, in effect, the forgiveness of non-recourse mortgage debt.


4.  REDEEMABLE PREFERRED STOCK AND COMMON STOCK

     August Investment Partnership ("AIP"), a related party to the Company, of which the Company's President is a General Partner, has advanced $547,112 to the Company, which has been converted to Series C no par value, cumulative redeemable preferred stock. The Series C preferred shares are not convertible into common stock, are non-voting, and earn dividends at the rate of $0.0375 per share per annum (increasing by $0.0063 on each of January 1, 1995, 1996 and 1997, and by $0.0094 on January 1, 1998 and on each January 1 thereafter until redeemed) payable quarterly on the first day of February, May, August, and November. The Series C preferred stock is redeemable at the option of the Company at any time, and is redeemable at the option of the holders at the end of two years.

     With the completion of the merger of the California corporation into the Indiana corporation in the first quarter of 1995, the authorized common shares increased from ten million to twenty million and the previous series C preferred stock became series A preferred stock with the same redeemable
options described above.   As of December 31, 1997, series A cumulative
preferred stock dividends are in arrears by $206,141. The Company's current line of credit prohibits the payment of dividends.





5.  RELATED PARTY TRANSACTIONS

     TC Services, Inc. provides transportation, management, and accounting services to companies owned by members of AIP. These services are priced to cover the cost of the employees providing the services. Revenues related to those services totalled $318,970 and $353,729 in 1997 and 1996, respectively.

     The Company's primary insurance provider ("AIFE") is managed by a General Partner of AIP. For the years ended December 31, 1997 and 1996, cash paid for related party insurance premiums and deductibles amounted to $770,704 and $582,543, respectively.

     AIFE converted outstanding accounts payable at December 31, 1994 and premium and deductibles from LRS into a note payable during 1995. The balance of these notes was $221,475 and $239,372 at December 31, 1997 and 1996, respectively, as disclosed in Note 8.


6.  LEASES

     The Company leases office space on a month-to-month basis for its headquarters in Gary, Indiana for $ 2,200 per month from the Company's President and another General Partner of AIP. No formal lease agreement with the Company existed at December 31, 1997.


7. SHORT-TERM DEBT

     Short-term debt at December 31, 1997 and 1996 comprises:


	                                    December 31,       December 31,
	                                        1997               1996
	                                     ----------         ----------
Line of credit                             $3,188,581         $1,052,734
Current portion of long-term debt              54,364             61,612
Due to August Investment Partnership                             100,000
Due to Antonson/Kibler                                           554,800
Note on Kansas City Property                   50,000
	                                     ----------         ----------
Total                                $3,292,945         $1,769,146
	                                     ==========         ==========

     Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.50% and 8.25% at December 31, 1997 and 1996, respectively) plus 2.75% and 3.25% at December 31, 1997 and 1996, respectively. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets. At December 31, 1997, the outstanding borrowings were $3.2 million, essentially the entire amount the Company was eligible to borrow. The line of credit expires on May 31, 1998, however, it provides for a four year extension and an increase to $5 million based on the Company's ability to meet certain performance criteria, which, as of January 1998, have not yet been met.

      The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1997, the Company was not in violation of any debt covenants.

Other-Outstanding short term loans from the President of the Company and another General Partner of August Investment Partnership ("AIP") (the Company's largest shareholders, Kibler and Antonson) and AIP were $654,800 at December 31, 1996. The interest rate on these loans approximated the prime rate (8.25%) at December 31, 1996. This amount was refinanced as long-term debt in 1997. (See Note 8)


8. LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 comprises:

                                                       1997          1996
                                                     ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                     $  250,000       $250,000

Mortgage note payable to Antonson/Kilber
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July 3, 2003                                         500,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due March 31, 2002                                   221,475        239,372

TIP trailer settlement payments of principal
 only of $1,000 per month, principal due
 February, 2003                                        83,400         93,400

Mortgate note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 January, 1999                                        100,000

Due to Antonson/Kibler interest at prime + .75%,
 interest only payments required, principal
 balance due January, 1999                          1,499,304
                                                   ----------       --------
     Total debt                                     2,654,179        582,772
Less current portion                                   54,364         61,612
                                                   ----------       --------
Total long-term debt                               $2,599,815       $521,160
                                                   ==========       ========

Scheduled maturities of the long-term debt at December 31, 1997 are due as follows:

		1998                     $   54,364
1999                      1,907,646
2000                         62,663
2001 67,452
2002 38,654
Beyond                      523,400
                         $2,654,179
                         ==========



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9.  STOCK OPTIONS

     The Company's stock option plans provide for options to purchase common stock to officers and other key employees at the fair market value on the dates of grant. At December 31, 1997 and 1996, 96,500 shares remained available for future option grants under the Company's stock option plans. There were no options outstanding related to the stock option plans at December 31, 1997 and 1996.

     During 1997, options which were immediately exercisable to purchase 80,000 shares of common stock at $0.25 per share were granted to an unaffiliated investor. These options expire at December 31, 1999. These options were outstanding, and exercisable at December 31, 1997.

     In 1996, options were granted to an agent recruiter to apply his earned commissions for the first recruiting year to purchase up to 500,000 shares of stock at the 20 day average stock price immediately prior to the signing of an agent or acquisition. As of December 31, 1997, the recruiter had not elected to apply his commissions to purchase stock.

     The management team of Carolina National can, based on various performance criteria, earn options to purchase up to 40,000 shares of common stock at $.525 per share. As December 31, 1997 and 1996, these performance criteria had not been met.


10.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance for the net deferred tax asset has been recognized due to the uncertainty of realizing the benefit of the loss carry forwards and future deductible temporary differences. The components of deferred tax assets as of December 31, 1997 and 1996 are as follows:

                                            1997            1996
                                            -------------   -------------
     Deferred tax assets:
       Accounts receivable and other    $     66,401    $     17,000
       Estimated fuel and other taxes         47,155          38,770
       Insurance and claims                   68,390          61,429
       Litigation reserves                    17,170          17,170
	Land valuation allowance                48,058          48,058
       Other
       Net operating loss carry forwards  19,962,684      19,963,283
                                         ------------   -------------
       Total deferred tax assets          20,209,858      20,145,710

       Less valuation allowance          (20,209,858)    (20,145,710)
                                         ------------   -------------
     Total net deferred tax asset       $      ---      $      ---
                                        =============   =============


     During 1997, the valuation allowance was decreased by approximately $64,000 to reflect the reversal of deductible temporary differences incurred by the Company. The Company has net operating loss carry forwards of approximately $59 million and $59 million at December 31, 1997 and 1996, respectively. These carry-forwards are available to offset taxable income in future years and will expire in the years 2000 through 2008.


11.  COMMITMENTS AND CONTINGENCIES

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

     Cam Regional Transport, Inc., Miller, Pry v. Trailblazer, Transcon Incorporated. The owners of Cam Regional Transport, Inc., filed an action in 1994, alleging that Trailblazer failed to make required payments under an employment contract and purchase agreement alleging damages of $293,000. Trailblazer ceased to make the payments as a result of a dispute related to their employment and inability to obtain title to the assets purchased. The Company is vigorously defending the action.

     The Company believes it has adequately provided for the above claims, however, additional liability is possible and the ultimate disposition of these claims may have a material adverse effect to the Company's results of operations, cash flows and financial position.

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


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Settled litigation during 1997 include-

	Trailblazer Bankruptcy. The bankruptcy of Trailblazer Transportation was finalized during the fourth quarter of 1997. The company recognized a gain on the forgiveness of debt of $610,318.

Settled litigation during 1996 include-

	Farrell v. Transcon Incorporated. This matter is a wrongful terminati and misrepresentation claim brought by Mr. Farrell in Los Angeles Superior Court on July 8, 1993 alleging damages of $1.0 million. In addition to the wrongful termination action, Mr. Farrell has filed a workers' compensation claim, which is pending before the California Workers' Compensation Appeals Board. The Company's workers' compensation insurance carrier has settled with Mr. Farrell on the workers' compensation portion of the suit. The action in the Superior Court has been settled as of September 30, 1996.

	Landair Transport, Inc. v. US 1 Industries, Inc. and LRS Transportatio On March 15, 1996, Landair Transportation filed suit in U.S. District Court for $623,414 against the Company for breach of contract arising out of an asset purchase agreement, related promissory note, and leases. This suit was settled as of December 31, 1996. The Company gave Landair the title to the Company's property in Dallas, Texas and a cash payment of $175,000 to settle this case.


12.  ENVIRONMENTAL MATTERS

     The Company owns a property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the required remediation of $141,347 are considered in the land valuation allowance at December 31, 1997 and 1996.


13.  DISCONTINUED OPERATIONS

     On January 11, 1995, the Company, through its subsidiary, L.R.S., Inc. ("LRS") purchased certain assets of the less-than-truckload (LTL) refrigerated operations of Landair Services, Inc. After sustaining substantial losses through July 1995, the Board of Directors approved shutting down the operations of LRS effective August 15, 1995. For the time LRS was operating, the Company considered it a separate segment.

     During 1996, the lawsuit with Landair Services, Inc. was settled. As a result the Company, recorded $221,743 ($0.02 per share - basic and diluted) into income from discontinued operations and removed the note payable and other accounts payable from the books.















US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


15. SUBSEQUENT EVENTS

     As a result of a lawsuit concerning the ownership of property, US 1 Industries, Inc. was awarded title to a property in Kansas City. At December 31, 1997, the carrying value of the property is $228,000 and is encumbered by a mortgage of $50,000 and unpaid real estate taxes of approximately $161,000. The Company entered into an agreement to sell the property for $290,000 which it expects to close in early 1998.

Item 8. Changes in and Disagreements with Independent Auditors' on Accounting and Financial Disclosure.

     NONE


					   PART III

Item 9.  Directors and Executive Officers of the Registrant.

     In response to the information called for by Item 401 of Regulation S-K with respect to directors of the Company, the material set forth under "ELECTION OF DIRECTORS -- Nominees for Board of Directors" in the Company's proxy statement for the annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

     In response to the information called for by Item 401 of Regulation Item 401 of Regulation S-K with respect to executive officers of the Company, the material set forth under "Executive Officers of the Registrant" in Part I of this Form 10-K Annual Report for the year ended December 31, 1997, is incorporated herein by reference.

Item 10.  Executive Compensation

     In response to the information called for by Item 402 of Regulation S-K with respect to directors of the Company, the information under "COMPENSATION OF DIRECTORS" in the Company's proxy statement for the annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

     In response to the information called for by Item 402 of Regulation S-K with respect to executive officers of the Company, the information under "EXECUTIVE COMPENSATION" (exclusive of the "Report of Compensation Committee" and the "Performance Graph") in the Company's proxy statement for the annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     In response to the information called for by Item 403 of Regulation S-K, the information under "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Company's proxy statement for the annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

     In response to the information called for by Item 404 of Regulation S-K, the information under "CERTAIN BUSINESS RELATIONSHIPS" in the Company's proxy statement for the annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.

						PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  List of Financial Statements

The following is a list of financial statements filed herewith:



Report of Independent Accountants                                       11

Consolidated Balance Sheets as of December 31, 1997 and 1996            12

Consolidated Statements of Operations for the years ended               14
December 31, 1997 and 1996

Consolidated Statements of Shareholders' Equity (Deficiency)            15
for the years ended December 31, 1997  and 1996

Consolidated Statements of Cash Flows                                   16
for the years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements                              17

(a)(2)     List of Financial Statement Schedules

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

Exhibit 10.2 Loan agreements with August Investment Partnership and US 1 Industries.

Exhibit 10.3 Loan agreements with Michael Kibler/Harold Antonson and US 1 Industries.

Exhibit 10.4  Loan agreements with AIFE/ITE and US 1 Industries.

Exhibit 10.5 First Amendment of Loan and Security Agreement with FINOVA and Keystone Lines and L.R.S. Transportation, Inc.

Exhibit 10.6 Second Amendment of Loan and Security Agreement with FINOVA and Keystone Lines and L.R.S. Transportation, Inc.

Exhibit 10.7 Mortgage and Loan agreements with Michael Kibler/Harold Antonson and US 1 Industries, Inc.

Exhibit 21.1  Subsidiaries of Registrant

Exhibit 23.1  Consent of Coopers & Lybrand LLP


(b)	Reports on Form 8-K

NONE


					    SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
						US 1 INDUSTRIES, INC.

Date:_________________		By:  _________________________
						Michael E. Kibler
						President & Chief Executive Of
						(Principal Executive Officer)


Date:_________________		By:  _________________________
						Richard Courtney
						Vice President & Secretary


Date:_________________		By:  _________________________
						James C. Day
					Vice President, Treasurer,& Assistant
  				           (Principal Financial Officer & Prin
                                    Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:_________________		_________________________
						Mike Ashker, Director

Date:_________________		_________________________
						Richard Courtney, Director

Date:_________________		_________________________
						James C. Day, Director

Date:_________________		_________________________
						Michael E. Kibler, Director

Date:_________________		_________________________
						Robert I. Scissors, Director

Date:_________________		_________________________
						Lex L. Vendetti, Director

Date:_________________		_________________________
						Steve Green, Director
8

26