Form 10KSB/A
period 1997-12-31
US 1 INDUSTRIES INC
filed 1998-05-18
CIK 351498

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACTS OF 1934


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACTS OF 1934


                       COMMISSION FILE NO.      1-8129

US 1 INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana                                              95-3585609
(State of Incorporation)                 (IRS employer Identification NO.)

1000 Colfax, Gary, Indiana                          46406
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 219 944 6116




The purpose of this Amendment is to file Items 10-13

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company as of May 5, 1998 were as follows


NAME                     AGE            POSITION
----                     ---            --------
Michael E. Kibler         57            President, Chief Executive Officer,
Director
Richard Courtney          56            Vice Presiden Treasure,and Assistant
                                        Secretary , and Director
Michael Ashker            44            Director
James C. Day              49            Director
Steven R. Green           39            Director
Lex Venditti              44            Director


ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Company were Messrs. Kibler, Day and Courtney. In view of the financial condition of the Company, until 1966 Messrs. Kibler, Day and Courtney did not receive any salary, bonus or other cash compensation directly from the Company. However, the Company has an oral agreement with K@A Inc. (K&A) to reimburse K&A for a portion the compensation that K&A pays Mr. Kibler, Mr. Day and other employees of K&A who perform services on behalf of the Company. Pursuant to that agreement, the Company paid K&A $ 30,000 for the services of Mr. Kibler and $43,000 for the services of Mr. Day in 1995. Messrs. Kibler, Day and Courtney are reimbursed for out-of-pocket expenses reasonably incurred in connection with the performance of their duties as executive officers of the Company. Commencing in 1996, the Company began paying Messrs. Kibler and Day as noted below.

The following Summary Compensation Table is included herein pursuant to the proxy rules promulgated by the Securities and exchange Commission under the Securities Exchange Act of 1934 (the; Exchange Act')

                       Summary compensation table

                                  Annual Compensation
Name and Position                  Year       Salary      Bonus           Other
-----------------                 -----       ------      -----           -----
Michael Kibler,                    1997       33,048         0              0
President                          1996       33,140         0              0
                                   1995            0         0              0


James C. Day,                      1997       69,100         0              0
Chief Financial Officer            1996       62,725         0              0
                                   1995            0         0              0

EMPLOYEE STOCK OPTIONS

The company's 1987 Stock Option Plan (Nonqualified) (the "Option Plan') authorizes the Board of Directors or a committee thereof to grant to officers, including officers who are also directors, and employees of the Company options to purchase from the Company shares of Common Stock. The Option Plan originally covered an aggregate of 570,000 shares of Common Stock. At December 31, 1996 there were no options outstanding under the Option Plan and 96,500 shares remained available for future grants of options thereunder.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of Management

The following table sets forth the number and percentage of shares of Common Stock that as of May 4, 1997 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group


                            Number of Shares of
                               Common Stock
Name and position            Beneficially Owned           Percentage of Class
-----------------           --------------------          -------------------
Michael E. Kibler             3,489,507 (1,2,3)                  33.0%
Director, President and
Chief Executive Officer

Richard Courtney              3,434,507 (1)                      32.5%
Director, Vice President,
Secretary, and Controller

James C. Day,                 3,225,482 (1,3)                    30.5%
Director

Michael Ashker,                  32,000                           0
Director

Steven R. Green                       0                           0
Director

Robert 1. Scissors,              36,770                           0
Director

Lex L Venditti                   20,000                           0
Director

All Directors and Executive   3,735,919                          35.3%
Officers as a Group (6persons)


(1) As partners of AIR, Messrs. Kibler, Day and Courtney may be deemed to be beneficial owners of 3,067,840 shares of common stock owned by AIR

(2) This figure includes 55,000 shares of common Stock held by Enterprise Truck Lines Employment Plan of which Mr. Kibler is a trustee

(3) As Director of Eastern Refrigerated Express Inc Messrs. Kibler and Courtney may be deemed to be beneficial owner of 366,667 shares of Common Stock owned by Eastern.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of May4, 1998 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:


                                Number of Shares of
Name and Address of                Common Stock            Percentage
Beneficial Owner                Beneficially Owned           of Class
-------------------             --------------------       ----------
Harold E. Antonson                 3,489,507 (1,2,3,4)          33%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership      3,067,840                    29%
8400 Louisiana Street
Merrillville, IN 46410

Daniel Balich                      3,067,840 (1)                29%
8400 Lousiana Street
Merrillville, TN 46410

Richard Cortney                    3,434,507 (1,4)              32.5%
8400 Louisiana Street
Merrillville, IN 46410

James C. Day                       3,225,482 (1)                30.5%
8400 Louisiana Street
Merrillville, IN 46410

Brad A James                       3,067,840 (1)                29.0%
8400 Louisiana Street
Merrillville, IN 46410

Michael Kibler                     3,489,507 (1,3,4)            33.0%
8400 Louisiana Street
Merrillville, IN 46410

John K. Lavery                     3,438,507 (1,4)              32,5%
8400 Louisiana Street
Merrillville, IN 46410

(1) As partners of AIR, Messrs., Kibler, Day Courtney, Antonson, Balich, James and Lavery may be deemed to be beneficial owners of the shares of Common Stock owned by AIP

(2) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidility Exchange, of which Mr. Anton3on is Secretary and Treasure

(3) This figure includes 55000 shares of Common Stock held by Enterprise Truck Line Employment Plan of which Mr. Kibler and Mr. Antonson are trustees

(4)  As directors of Eastern Refrigerated Express, Inc. Messrs.
Antonson,,Courtney, Kibler and Lavery may be deemed to be beneficial owners of 366,667 shares of Common Stock owned by Eastern.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company leases office space for its headquarters in Gary, Indiana, for $2,200 per month form Michael E. Kibler, the president and Chief Executive Officer and a director of the Company, and Harold El Antonson, a partner in AIP and beneficial owner of more than five percent of the outstanding Common Stock. Messrs. Kibler and Antonson own the property as joint tenants.

                                     SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10KSB/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF GARY, STATE OF INDIANA ON THE 7 TH DAY OF MAY 1998

                                            US 1 INDUSTRIES, INC


                                          By /s/  Michael Kibler
                                             ------------------------------
                                             Michael Kibler, President