Form 10QSB
period 1998-03-31
US 1 INDUSTRIES INC
filed 1998-05-20
CIK 351498

FORM 10-QSB

              ________________________________________________


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998.

                        Commission File No.  1-8129.


                            US 1 INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Indiana                                     95-3585609
             -------                                     ----------
   (State of Incorporation)                           (I.R.S. Employer
                                                     Identification No.)



      1000 Colfax, Gary, Indiana                            46406
      --------------------------                            -----
   (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (219) 944-6116
                                                          --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes _X_  No ___


   As of May 18, 1998, there were 10,618,224 shares of common stock were outstanding.

   PART I

   ITEM 1. FINANCIAL STATEMENTS.
   ----------------------------


                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

     ASSETS                                               March 31,    December 31,
                                                            1998           1997
                                                            ----           ----
                                                          (Unaudited)
     CURRENT ASSETS:
        Cash                                             $   125,032   $   298,079
        Account receivable--trade less allowance for
         doubtful accounts of $237,056 and $195,298        4,416,750     5,066,256
        Other receivables                                    673,785       336,919
        Deposits                                             154,048       154,068
        Prepaid expenses                                     111,458        83,731
                                                         ------------ ------------
           Total current assets                            5,481,073     5,939,053
                                                         ------------ ------------
     FIXED ASSETS:
        Equipment                                             58,010       52,996
        Less accumulated depreciation and amortization       (15,275)     (12,682)
                                                         ------------ ------------
           Net fixed assets                                   42,735       40,314
                                                         ------------ ------------
     ASSETS HELD FOR SALE:
        Land                                                 423,226      423,226
        Valuation allowance                                 (141,347)    (141,347)
                                                         ------------ ------------
           Net assets held for sale                          281,879      281,879
                                                         ------------ ------------
     TOTAL ASSETS                                        $ 5,805,687  $ 6,261,246
                                                         ============ ============

   The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                           March 31,   December 31,
                                                              1998        1997
                                                              ----        ----
                                                          (Unaudited)
     CURRENT LIABILITIES:
        Accounts payable                                 $ 2,888,086  $ 2,651,580
        Bank overdraft                                       183,521      530,133
        Accrued expenses                                     125,261      137,454
        Short-term debt                                    2,915,872    3,292,945
        Insurance and claims                                 259,663      241,607
        Accrued interest                                      55,464      140,824
        Accrued compensation                                  41,153       38,302
        Estimated fuel and other taxes                       216,654      273,901
                                                          -----------  -----------
           Total current liabilities                       6,685,674    7,306,746
                                                          -----------  -----------
     LONG-TERM DEBT                                        2,762,939    2,599,815

     REDEEMABLE PREFERRED STOCK,
          authorized 5,000,000 shares; no par value,
          Series A shares outstanding: 1,094,224
          Liquidation preference $0.3125 per share.          771,254      753,254

     SHAREHOLDERS' EQUITY (DEFICIENCY):

        Common stock authorized 20,000,000 shares;
          no par value; shares outstanding 10,618224      40,844,296   40,844,296
        Accumulated deficit                              (45,034,335) (45,036,724)
        Accumulated other comprehensive loss                (224,141)    (206,141)
                                                         ------------  ----------
           Total shareholders' equity (deficiency)        (4,414,180)  (4,398,569)
                                                         ------------  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,805,687  $ 6,261,246
                                                         ============ ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                         1998            1997
                                                         ----            ----

     OPERATING REVENUES                             $  7,125,645  $   4,484,339
                                                    ------------    -----------
     OPERATING EXPENSES:
        Purchased transportation                       5,494,135      3,392,279
        Insurance and claims                             252,032        178,847
        Salaries, wages, and other                       246,564        280,282
        Commissions                                      681,966        426,100
        Operating supplies and expense                   213,144        193,010
        Operating taxes and licenses                      19,181         31,240
        Communications and utilities                      31,957         28,937
        Rents                                             21,150         23,171
        Depreciation and amortization                      2,592          1,349
                                                    ------------    ------------
          Total operating expenses                     6,962,719      4,555,215
                                                    ------------    ------------
     OPERATING INCOME                                    162,926        (70,876)
                                                    ------------    ------------
     NON-OPERATING INCOME (EXPENSE):
        Interest income                                      476
        Interest expense                                (161,496)       (60,555)
        Other income                                         485         27,445
                                                    ------------    ------------
          Total non-operating (expense)                 (160,535)       (33,110)
                                                    ------------    ------------

     NET INCOME (LOSS)                              $      2,389  $    (103,986)
     DIVIDENDS ON PREFERRED SHARES                        18,000         15,429
                                                    ------------    ------------
     NET INCOME (LOSS) AVAILABLE TO COMMON SHARES        (15,611) $    (119,415)
                                                    ============    ============

     INCOME (LOSS) PER COMMON SHARE:
             Net Income:
             Basic                                         $0.00         ($0.01)
             Diluted                                       $0.00         ($0.01)

     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  -
           BASIC AND DILUTED                          10,616,397     10,573,780



   The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               1998         1997
                                                               ----         ----

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                       $  2,389  $ (103,986)
     Adjustments to reconcile net income (loss) to net
       cash provided from (used for) operations:
       Depreciation and amortization                            2,593       1,349
       Changes in operating assets and liabilities:
         Accounts receivable - trade                          649,506  (1,047,993)
         Other receivables                                   (336,866)   (314,309)
         Prepaid assets                                       (27,727)      14,047
         Deposits                                                  20        (375)
         Accounts payable                                     236,506     498,559
         Accrued expenses                                     (12,193)     13,363
         Accrued interest                                     (85,360)     38,454
         Insurance and claims                                  18,056      42,643
         Other accrued compensation                             2,851     (24,709)
         Fuel and other taxes                                 (57,247)    (68,728)
                                                             ---------  ----------
       Net Cash provided by (used for) operating activities   392,527    (951,685)
                                                             ---------  ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                     (5,014)    (18,071)
                                                             ---------  ----------

        Net cash used in investing activities                  (5,014)    (18,071)
                                                             ---------  ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (repayments) under line of credit      (377,073)    693,930
       Proceeds from other related party loans                163,124     246,849
       Decrease in bank overdraft                            (346,612)          0
                                                             ---------  ----------
       Net cash provided from (used for)financing activities (560,561)    940,779
                                                             ---------  ----------
     NET DECREASE IN CASH AND CASH EQUIVALENTS               (173,047)    (28,977)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           298,079     225,541
                                                             ---------  ----------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                $125,032     196,564
                                                             =========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997


   1.  BASIS OF PRESENTATION
       ---------------------

   The accompanying consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year.


   2.  GOING CONCERN
       -------------

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At March 31, 1998 and December 31, 1997, the Company's current liabilities exceeded its current assets by $1.2 million and $1.4 million, respectively. While this is an improvement, the Company's future still depends heavily on raising the capital to fund operations until its revenue growth generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions. Recent poor results and the inability to remain in compliance with financial covenants with its lenders continue to raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
       ----------------------------------------

   Reporting Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in the equity of a business. Comprehensive income includes net income as well as other components (revenues, expenses, gains, and losses) that under generally accepted accounting principles are excluded from net income but effect equity. The statement was effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the periods ended March 31, 1998 and 1997 were ($15,611) and ($119,415) respectively.

   Disclosure about Segments. Statement of Financial Accounting Standards No.131, "Disclosure about Segments of an Enterprise and Related Information," changes Statement of Financial Accounting Standards No. 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement was effective for fiscal years beginning after December 15, 1997; however, adoption of this statement is not required in interim statements in the initial year of application. The Company is currently evaluating the effects of this pronouncement.

   Employers' Disclosures About Pensions and Other Postretirement Benefits. Statement of Financial Accounting Standards NO. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", standardized the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.


   4.  EARNINGS PER COMMON SHARE

   The Company calculates earnings per share in accordance with the Financial Accounting Standards No. 128 effective for both interim and annual financial statement periods. As required by this statement, the company adopted the standards for computing and presenting earnings per share (EPS) and for all prior period earnings per share data presented. Following are the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding options during the first quarter of 1997. The average market price of the common stock was greater than the exercise price

                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   of the outstanding options, however, as the Company had a net loss available to shareholders in 1998, the potentially dilutive securities (options) were antidilutive.

   Numerator                                                1998            1997
             Income (Loss) from continuing operations      $ 2,389       ($103,986)
             Dividends on preferred shares                ($18,000)       ($15,429)
                                                        ----------    ------------
             Loss available to common shareholders
                for basic and diluted EPS                 ($15,611)      ($119,415)
                                                        ----------    ------------
             Net income (loss) available to common
                Shareholders for basic and diluted EPS    ($15,611)      ($119,415)

     Denominator
             Weighted average common shares             10,618,224      10,573,780
               Outstanding for basic and diluted EPS

     5.   SHORT-TERM DEBT

   Short-term debt at March 31, 1998 and December 31, 1997 comprises:

                                           March 31,        December 31,
                                             1998               1997
                                           ----------         ----------
   Line of credit                          $2,854,260         $3,188,581
   Current portion of long-term debt           61,612             54,364
   Note on Kansas City Property                                   50,000
                                          ----------         ----------
        Total                              $2,915,872         $3,292,945
                                           ==========         ==========

   Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.50% and 8.25% at March 31, 1998 and December 31, 1997, respectively) plus 2.75% and 3.25% respectively. The Company's accounts receivable; property and other assets collateralize advances under the line of credit agreement.

   The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1997, the Company was in violation of the debt service coverage ratio covenant. At March 31, 1998, it is in violation of the debt service coverage ratio and the net worth covenants. As a result, the lender may declare the commitment terminated and demand payment. Management does not expect the lender to terminate the agreement before it expires.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   6.  LONG-TERM DEBT

   Long-term debt at March 31, 1998 and December 31, 1997 comprises:

                                                          March 31,   December 31,
                                                            1998          1997
                                                          ---------   ------------
     Mortgage note payable to August Investment
      Partnership collateralized by land,
      interest at prime + .75%, interest only
      payments required, principal balance due
      July 31, 1999                                       $250,000       $250,000

     Mortgage note payable to Antonson/Kibler
       collateralized by land, interest at
       prime + .75% interest only payments
       required, principal balance due
     July 2, 2003                                          500,000        500,000

     Mortgage note payable to AIFE,
      collateralized by land, interest at 9%,
      monthly repayments of $5,000, including
      interest, remaining principal balance
      due July 31, 1999                                    232,293        221,475

     TIP trailer settlement payments on principal
      only of $1,000 per month, principal due
      February, 2003                                        80,899         83,400

     Mortgage note payable to August Investment
      Partnership, interest at prime + .75%, interest
      Only payments required, principal balance due
      January, 1999                                        100,000        100,000

     Due to Antonson/Kibler interest at prime + .75%,
      Interest only payments required, principal
      Balance due January, 1999                          1,661,359      1,499,304
                                                         ---------      ---------
         Total debt                                      2,824,551      2,654,179
     Less current portion                                   61,612         54,364
                                                         ---------      ---------
     Total long-term debt                                2,762,939      2,599,815
                                                         =========      =========

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   7.   COMMITMENTS AND CONTINGENCIES

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

   MCCORMICK V. TRAILBLAZER. Mr. McCormick, the owner of C.A. White Trucking Company ("White"), filed an action on October 1, 1993, alleging that Trailblazer failed to make required payments under an employment contract. Trailblazer did not make the payments as a result of a dispute related to undisclosed liens on assets purchased from White. The Company has lost this suit; however, Trailblazer was closed in 1994 and has no funds to pay the judgment. The judgement was for approximately $59,000. The suit has since been brought against US 1. The suit has been dismissed from Federal Court during the second quarter of 1997. McCormick has refiled the case in Texas State Court during the third quarter of 1997. Recently that Court stayed the action. The Company continues to vigorously defend this action.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION.
            -------------------------------------------------

   RESULTS OF OPERATIONS

   The financial statements and related notes contained elsewhere in this Form 10-QSB and in the Company's Form 10-KSB for its fiscal year ended December 31, 1997 are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


   PERIOD 1998 COMPARED TO 1997

   The Company's operating revenues increased from $4.5 million for the first quarter of 1997 to $7.1 million for the same period in 1998, an increase of 58%. The Company's operating revenues are generated principally from two truckload carriers Keystone, and Carolina National Transportation. Sales are generated through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the addition of Carolina National Transportation in January 1997, and it's subsequent growth.

   The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:

   Item:                                        Average Percent
   Purchased Transportation (PURTRANS)                76.3%
   Commissions to agents                               9.0%
   Insurance (Liability & Cargo)                       4.2%
                      Total                           89.5%

   These expenses, as a result, remain relatively consistent (as a percent of sales)

                                          (Dollar amounts stated in
   thousands)
   First Quarter results                         1998          1997
   Sales                                       $ 7,125        $4,484
   PURTRANS+ Commissions + Insurance             6,428         3,997
                      Percentage                 90.2%         89.1%

   The rest the of operations expenses have remained relatively fixed:

   First Quarter results                                 1998
   1997
   Remaining operation expenses
     (Fixed Expenses)                           $  535       $   558

   During the first quarter 1998 the increased sales less variable expenses reached a point where after subtracting the fixed expenses, an operating income of $162,926 was reached.

   Additional funds were borrowed to finance last year's growth and fund the start up expenses of Carolina National. As a result, interest expense increased from $60,555 to $ 161,496. Management is exploring the possibility of raising additional equity funds in order to retire debt and fund growth. The continued listing of the company's shares on the NYSE is essential to those plans.


   FUTURE PROSPECTS

   The Company's management remains hopeful about its future prospects. Revenue for each month in the first quarter of 1998 has increased over revenue in the prior month and operations are beginning to show a small profit. However, the Company's future depends on continued increases in revenue, and bringing its operations up to greater profitability. Management has been recently informed by the New York Stock Exchange that the company no longer meets their listing requirements. The NYSE has asked management to present a business plan whereby the company can meet the listing requirements within a set time. Management is currently drafting that plan. Shareholders and Investors are cautioned that delisting from the NYSE is a strong possibility.


   LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1998, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.4 million and its current liabilities of $6.6 million exceeded its current assets by $1.1 million. As described above, the Company has experienced significant revenue declines, and operating losses in prior years leaving the Company in its current position. The Company's borrowing from the partners of AIP and the Company's president to alleviate the cash shortage has enabled the Company to continue in operation. While the Company's situation is not good, management plans to continue to grow the Company and increase profits.

   The Company reversed its negative cash flows from operations during the first quarter of 1998 from a negative $.95 million in 1997 to a positive $.4 million during the same period of 1998. Cash flow was provided by borrowing $0.16 million from the Company's president and a partner of AIP while net borrowings from FINOVA were reduced by $.4 million. This borrowing resulted in the net negative cash flow being $0.2 million for the quarter ended March 31, 1998

   The Company's principal source of outside liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of eligible accounts receivable. At March 31,

   1998, the outstanding borrowings were $2.9 million. The Company is currently in violation of several covenants of the lender, although as part of the extension these covenants are expected to be modified.

   Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that the continued listing of the stock on the NYSE, and an increase in operating performance, are essential to its long-term survival. Unfortunately, there can be no assurance that these goals will be achieved.

   PART II. OTHER INFORMATION
   --------------------------

   ITEM 6(B).  REPORTS ON FORM 8-K

        No Reports on Form 8-K have been filed during the quarter.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


   US 1 Industries, Inc.


   Michael E. Kibler
   President


   Harold E. Antonson
   Chief Financial Officer

   May 18, 1998