Form 10QSB
period 1998-06-30
US 1 INDUSTRIES INC
filed 1998-08-14
CIK 351498

                                     FORM 10-QSB

                  ------------------------------------------------


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                  QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended June 30, 1998.

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


As of August 11, 1998, there were 10,618,224 shares of common stock outstanding.

PART I


ITEM 1. FINANCIAL STATEMENTS.


                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


ASSETS                                               June 30,     December 31,
                                                         1998           1997
                                                    ------------ ------------
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $   134,744   $   298,079
   Account receivable--trade less allowance for
    doubtful accounts of $291,663 and $195,298        4,653,092     5,066,256
   Other receivables                                    826,425       336,919
   Deposits                                             152,012       154,068
   Prepaid expenses                                      51,497        83,731
                                                    ------------ ------------
      Total current assets                            5,817,770     5,939,053
                                                    ------------ ------------
FIXED ASSETS:
   Equipment                                             62,326       52,996
   Less accumulated depreciation and amortization       (18,234)     (12,682)
                                                    ------------ ------------
      Net fixed assets                                   44,092       40,314
                                                    ------------ ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347      423,226
   Valuation allowance                                 (141,347)    (141,347)
                                                    ------------ ------------
      Net assets held for sale                           54,000      281,879
                                                    ------------ ------------
TOTAL ASSETS                                        $ 5,915,862  $ 6,261,246
                                                    ------------ ------------
                                                    ------------ ------------


The accompanying notes are an integral part of the consolidated financial statements.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                      June 30,  December 31,
                                                         1998        1997
                                                    ------------  ----------
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 2,885,946  $ 2,651,580
   Bank overdraft                                                    530,133
   Accrued expenses                                     148,532      137,454
   Short-term debt                                    3,245,379    3,292,945
   Insurance and claims                                 300,935      241,607
   Accrued interest                                      63,050      140,824
   Accrued compensation                                  14,579       38,302
   Estimated fuel and other taxes                        26,177      273,901
                                                     -----------  -----------
      Total current liabilities                       6,684,598    7,306,746
                                                     -----------  -----------
LONG-TERM DEBT                                        2,796,925    2,599,815

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          789,254      753,254

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding 10,618,224     40,844,296   40,844,296
   Accumulated deficit                              (44,957,070) (45,036,724)
   Accumulated other comprehensive loss                (242,141)    (206,141)
                                                    ------------  ----------
      Total shareholders' equity (deficiency)        (4,354,912)  (4,398,569)
                                                    ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,915,862  $ 6,261,246
                                                    ------------  ----------
                                                    ------------  ----------


The accompanying notes are an integral part of the consolidated financial statements.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)



                                              Three Months Ended            Six Months Ended
                                              1998          1997            1998         1997
                                          -----------   ------------    ------------  ------------

OPERATING REVENUES                        $ 8,082,343   $ 6,171,327     $15,207,988   $10,655,666
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                 6,184,382     4,721,505      11,678,517     8,113,784
   Insurance and claims                       249,693       200,707         501,725       379,554
   Salaries, wages, and other                 277,130       331,476         523,694       611,758
   Commissions                                862,304       620,155       1,544,270     1,046,255
   Operating supplies and expense             211,630       237,516         424,774       430,526
   Operating taxes and licenses                19,506        35,416          38,687        66,656
   Communications and utilities                23,641        40,950          55,598        69,887
   Rents                                       21,150        24,470          42,300        47,641
   Depreciation and amortization                2,935         2,697           5,527         4,046
                                          ------------  ------------    ------------   -----------
     Total operating expenses               7,852,371     6,214,892      14,815,092    10,770,107
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                              229,972       (43,565)        392,896      (114,441)
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                                300         1,336             779         1,336
   Interest expense                          (167,843)      (98,962)       (329,339)     (159,517)
   Other income                                14,835        20,866          15,320        48,311
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)           (152,708)      (76,760)       (313,240)     (109,870)
                                          ------------  ------------    ------------   -----------
NET INCOME (LOSS)                          $   77,264   $  (120,325)    $    79,656    $ (224,311)
DIVIDENDS ON PREFFERRED SHARES                 18,000        15,301          36,000        15,301
                                          -----------   ------------    ------------  ------------
NET INCOME (LOSS) TO COMMON SHARES             59,264      (135,626)         43,656      (239,612)
                                          -----------   ------------    ------------  ------------
                                          -----------   ------------    ------------  ------------

EARNINGS (LOSS) PER COMMON SHARE           $     0.01   $     (0.01)    $      0.01    $    (0.02)
                                          -----------   ------------    ------------  ------------
                                          -----------   ------------    ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES   10,614,768    10,614,768      10,614,768     10,614,768
                                          -----------   ------------    ------------  ------------
                                          -----------   ------------    ------------  ------------

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)


                                                      Six Months Ended June 30,
                                                          1998         1997
                                                        ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                       $ 79,656  $ (103,986)
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                            5,552       1,349
  Changes in operating assets and liabilities:
    Accounts receivable - trade                          413,164  (1,047,993)
    Other receivables                                   (489,506)   (314,309)
    Prepaid assets                                        32,234      14,047
    Deposits                                               2,056        (375)
    Accounts payable                                     234,366     498,559
    Accrued expenses                                      11,078      13,363
    Accrued interest                                     (77,774)     38,454
    Insurance and claims                                  59,328      42,643
    Other accrued compensation                           (23,723)    (24,709)
    Fuel and other taxes                                (247,727)    (68,728)
                                                        ---------  ----------
  Net Cash provided by (used for) operating activities    (1,296)   (951,685)
                                                        ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (9,330)    (18,071)
  Sale of assets held for sale                           227,879
                                                        ---------  ----------

  Net cash used in investing activities                  218,549     (18,071)
                                                        ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit       (47,566)    693,930
  Proceeds from other related party loans                197,110     246,849
  Decrease in bank overdraft                            (530,133)          0
                                                        ---------  ----------
  Net cash provided from (used for)financing activities (380,589)    940,779
                                                        ---------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (163,336)    (28,977)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           298,079     225,541
                                                        ---------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $134,743     196,564
                                                        ---------  ----------
                                                        ---------  ----------

The accompanying notes are an integral part of the consolidated financial statements.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED JUNE 31, 1998 AND 1997


1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations and cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At June 30, 1998 and December 31, 1997, the Company's current liabilities exceeded its current assets by $1.2 million and $1.4 million, respectively. While this is an improvement, the Company's future still depends heavily on raising the capital to fund operations until its revenue growth generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions. Recent poor results raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Reporting Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in the equity of a business. Comprehensive income includes net income as well as other components (revenues, expenses, gains, and losses) that under generally accepted accounting principles are excluded from net income but effect equity. The statement was effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the periods ended June 30, 1998 and December 31, 1997 were $ 79,656 and (103,986) respectively.

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

4.  EARNINGS PER COMMON SHARE

The Company calculates earnings per share in accordance with the Financial Accounting Standards No. 128 effective for both interim and annual financial statement periods. As required by this statement, the company adopted the standards for computing and presenting earnings per share (EPS) and for all prior period earnings per share data presented. Following are the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding options during these periods.


Numerator                                                   1998          1997
                                                        ----------   ------------
        Income (Loss) from continuing operations           79,656      ($103,986)
        Dividends on preferred shares                     (36,000)       (30,602)
                                                        ----------   ------------
        Income (Loss) available to common
        Shareholders for basic and diluted EPS             43,656      ($134,588)
                                                        ----------   ------------
        Net income (loss) available to common
           Shareholders for basic and diluted EPS         (43,656)      (134,588)

Denominator
        Weighted average common shares                  10,618,224     10,573,780

          Outstanding for basic and diluted EPS

                                       7

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 SHORT-TERM DEBT
Short-term debt at June 30, 1998 and December 31, 1997 comprises:

                                           JUNE 30,        December 31,
                                             1998               1997
                                          -----------        -----------
Line of credit                             $3,289,606         $3,188,581
Current portion of long-term debt              44,227             54,364
Note on Kansas City Property                                      50,000
                                          -----------        -----------
     Total                                 $3,245,379         $3,292,945
                                          -----------        -----------
                                          -----------        -----------


Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.50% and 8.25% at June 31, 1998 and December 31, 1997, respectively) plus 2.75% and 3.25% respectively. The Company's accounts receivable; property and other assets collateralize advances under the line of credit agreement.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1997, the Company was in violation of the debt service coverage ratio covenant. At June 30, 1998, the company is not in violation of any of the financial covenants of the agreement as amended.

                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6.  LONG-TERM DEBT

Long-term debt at June 30, 1998 and December 31, 1997 comprises:


                                                     June 30,   December 31,
                                                       1998          1997
                                                     ---------   ------------
Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                       $250,000       $250,000

Mortgage note payable to Antonson/Kibler
  collateralized by land, interest at
  prime + .75% interest only payments
  required, principal balance due
July 2, 2003                                          500,000        500,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                    226,599        221,475

TIP trailer settlement payments on principal
 only of $1,000 per month, principal due
 February, 2003                                        78,399         83,400

Mortgage note payable to August Investment
 Partnership, interest at prine + .75%, interest
 Only payments required, principal balance due
 January, 1999                                        100,000        100,000

Due to Antonson/Kibler interest at prime + .75%,
 Interest only payments required, principal
 Balance due January, 1999                          1,364,552      1,499,304
                                                    ---------    ------------
    Total debt                                      2,519,550      2,654,179

Less current portion                                   44,227         54,364
                                                    ---------      ---------
Total long-term debt                                2,475,323      2,599,815
                                                    ---------      ---------
                                                    ---------      ---------

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

MCCORMICK V. TRAILBLAZER. Mr. McCormick, the owner of C.A. White Trucking Company ("White"), filed an action on October 1, 1993, alleging that Trailblazer failed to make required payments under an employment contract. Trailblazer did not make the payments as a result of a dispute related to undisclosed liens on assets purchased from White. The Company has lost this suit; however, Trailblazer was closed in 1994 and has no funds to pay the judgment. The judgement was for approximately $59,000. The suit has since been brought against US 1. The suit has been dismissed from Federal Court during the second quarter of 1997. McCormick has refiled the case in Texas State Court during the third quarter of 1997. That Court stayed the action in May of this year, and the stay remains in effect.

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

PERIOD 1998 COMPARED TO 1997

The Company's operating revenues increased from $10.7 million for the first six months of 1997 to $15.2 million for the same period in 1998, an increase of 43%. The Company's operating revenues are generated principally from two truckload carriers Keystone and Carolina National Transportation. Sales are generated through independent agents who originate shipments that then are transported by independent contractors who own their own equipment. The increase in operating revenues resulted from the addition of Carolina National Transportation in January 1997, and its subsequent growth.

The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:


     Purchased Transportation (PURTRANS)
     Commissions to agents
     Insurance (Liability & Cargo)

These expenses which generally total 90% of sales, as a result, remain relatively consistent (as a percent of sales). Results for the first six months are as follows:

                                       (Dollar amounts stated in thousands)
                                                      1998         1997
                                                   --------      -------
Sales                                              $ 15,207      $10,655
PURTRANS+ Commissions + Insurance                    13,724        9,539
                   Percentage                         90.2%        89.5%


The rest the of operations expenses have remained relatively fixed:


First Half results:                                    1998          1997
                                                    ---------      ---------
Remaining operation expenses (Fixed Expenses)        $ 1,090       $ 1,230

During the first six months of 1998 the increased sales less variable expenses reached a point where after subtracting the fixed expenses, an operating income of $ 392,896 was reached.

Additional funds were borrowed to finance last year's growth and fund the start up expenses of Carolina National. As a result, interest expense increased from $ 159,517 to $ 329,339.

FUTURE PROSPECTS

The Company's management remains hopeful about its future prospects. Revenue for each month in the first six months of 1998 has increased over revenue in the prior month and operations are beginning to show a small profit. However, the Company's future depends on continued increases in revenue, and bringing its operations up to greater profitability. Management was informed by the New York Stock Exchange that the company no longer met their listing requirements. The NYSE has asked management to present a business plan whereby the company can meet the listing requirements within a set time. Management has submitted that plan and is awaiting the NYSE's decision. Shareholders and Investors are cautioned that delisting from the NYSE is a strong possibility.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.4 million and its current liabilities of $5.9 million exceeded its current assets by $1.1 million. As described above, the Company has experienced significant revenue declines, and operating losses in prior years leaving the Company in its current position. The Company's borrowing from a partner of AIP and the Company's president to alleviate the cash shortage has enabled the Company to continue in operation. While the Company's situation is not good, management plans to continue to grow the Company and increase profits.

The Company reversed its negative cash flows from operations during the first quarter of 1998 from a negative $.95 million in 1997 to a positive $.4 million during the same period of 1998. Cash flow was provided by borrowing $0.16 million from the Company's president and a partner of AIP while net borrowings from FINOVA were reduced by $.4 million. This borrowing resulted in the net negative cash flow being $0.2 million for the six months ended June 30, 1998

The Company's principal source of outside liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of eligible accounts receivable. At June 30, 1998, the outstanding borrowings were $2.9 million. The Company is no longer in violation of any covenants of the lender.

Management is exploring the possibility of raising additional equity funds in order to retire debt and fund growth.

Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that the continued listing of the stock on the NYSE, and continued increases in operating performance, are essential to its long-term survival. Unfortunately, there can be no assurance that these goals will be achieved.

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