Form 10QSB
period 1998-09-30
US 1 INDUSTRIES INC
filed 1998-11-16
CIK 351498

________________________________________________


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 1998.

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


As of November 4, 1998, there were 10,618,224 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    14





Part I

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

ASSETS
                                                 September30,     December 31,
                                                         1998           1997
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $         0   $   298,079
   Accounts receivable--trade less allowance for
     doubtful accounts of $369,808 and $195,298       4,266,554     5,066,256
   Other receivables                                    419,135       336,919
   Deposits                                             146,643       154,068
   Prepaid expenses                                      69,365        83,731
                                                    ------------  -----------
      Total current assets                            4,901,697     5,939,053
                                                    ------------  -----------
FIXED ASSETS:
   Equipment                                            298,796        52,996
   Less accumulated depreciation and amortization       (76,778)      (12,682)
                                                    ------------  -----------
      Net fixed assets                                  222,018        40,314
                                                    ------------  -----------
ASSETS HELD FOR SALE:
   Land                                                 195,347       423,226
   Valuation allowance                                 (141,347)     (141,347)
                                                    ------------  -----------
      Net assets held for sale                           54,000       281,879
                                                    ------------  -----------
TOTAL ASSETS                                        $ 5,177,715   $ 6,261,246
                                                    ============  ===========


The accompanying notes are an integral part of the consolidated financial statements.





US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                    SEPTEMBER 30, DECEMBER 31,
                                                         1998         1997
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 2,533,003   $ 3,181,713
   Accrued expenses                                     160,237       137,454
   Short-term debt                                    2,899,683     3,292,945
   Insurance and claims                                 221,533       241,607
   Accrued interest                                     266,758       140,824
   Accrued compensation                                  16,734        38,302
   Estimated fuel and other taxes                        80,202       273,901
                                                     -----------  -----------
      Total current liabilities                       6,178,151     7,306,746
                                                     -----------  -----------
LONG-TERM DEBT                                        2,566,028     2,599,815

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          807,254       753,254

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding:
     September 30, 1998 and December 31, 1997 were
     10,618,224 and 10,573,780, respectively.        40,844,296    40,844,296
   Accumulated deficit                              (44,957,872   (45,036,724)
   Accumulated other comprehensive loss                (260,141      (206,141)
                                                    -----------    ----------
      Total shareholders' equity (deficiency)        (4,373,717)   (4,398,569)
                                                    ------------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,177,715   $ 6,261,246
                                                    ============  ===========


The accompanying notes are an integral part of the consolidated financial statements.




US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                  September 31,
                                                 1998          1997            1998         1997

OPERATING REVENUES                        $ 7,681,683   $ 6,440,892   $  22,889,671   $17,096,558
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                 5,758,520     5,146,788      17,437,037    13,260,572
   Insurance and claims                       242,788       190,042         744,513       569,596
   Salaries, wages, and other                 297,152       314,872         820,846       926,630
   Commissions                                808,536       616,118       2,352,806     1,662,373
   Operating supplies and expense             350,944       188,585         775,718       619,111
   Operating taxes and licenses                13,810        34,952          52,497       101,608
   Communications and utilities                21,674        36,424          77,272       106,311
   Rents                                       21,390        14,945          63,694        62,586
   Depreciation and amortization               58,543         1,734          64,096         5,780
                                          ------------  ------------    ------------   -----------
     Total operating expenses               7,573,357     6,544,460      22,388,449    17,314,567
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                              108,326      (103,568)        501,222      (218,009)
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                              4,748           473           5,527         1,809
   Interest expense                          (189,448)      (93,836)       (518,787)     (253,353)
   Other income                                14,516        (8,876)         29,835        39,435
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)           (170,184)     (102,239)       (483,425)     (212,109)
                                          ------------  ------------    ------------   -----------
NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                        (61,858)     (205,807)         17,797      (430,118)

EXTRAORDINARY ITEM
    GAIN ON SALE OF REAL ESTATE                61,055                        61,055
                                          ------------   ----------     ------------   ----------
NET INCOME (LOSS)                                (803)     (205,807)         78,852      (430,118)

DIVIDENDS ON PREFERRED SHARES                  18,000        15,307          54,000        45,307
   NET INCOME (LOSS) TO COMMON SHARES         (18,803)     (221,114)         24,852      (475,425)
                                          ============  ============    ============  ============

EARNINGS (LOSS) PER COMMON SHARE
      Continuing operations                    (0.006)       (0.02)          0.002        (0.045)
      Preferred Dividend                       (0.002)       (0.001)        (0.006)       (0.005)
      Extraordinary item                        0.006                        0.006
                                          ------------  ------------    ------------  ------------
      Net Income (Loss) per common share
               From continuing operations      (0.002)       (0.021)         0.002        (0.050)
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES   10,618,224    10,615,936      10,618,224    10,615,936
                                          ============  ============    ============  ============

The accompanying notes are an integral part of the consolidated financial statements.



US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

                                              Nine Months Ended September 30,
                                                         1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                    $  17,797   $(430,118)
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                         64,069       5,780
  Gain on Sale of Real Estate                           61,055
    Changes in operating assets and liabilities:
    Accounts receivable - trade                        799,702   (2,382,447)
    Other receivables                                  (82,216)    (545,554)
    Prepaid assets                                      14,366      (63,484)
    Deposits                                             7,425         (234)
    Accounts payable                                  (648,710)   1,261,232
    Accrued expenses                                    22,783        5,939
    Accrued interest                                   125,934       40,472
    Insurance and claims                               (20,074)      32,217
    Other accrued compensation                         (21,568)     (11,420)
    Fuel and other taxes                              (193,699)     (38,294)
                                                      ---------  ----------
   Net Cash used for operating activities               58,023   (2,125,911)
                                                      ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (245,800)    (47,525)
  Proceeds from the sale of Real Estate                229,879
                                                      ---------  ----------
   Net cash used for investing activities               17,921     (47,525)
                                                      ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                 (393,262)   1,453,566
  Proceeds from other related party long term loans    (33,787)   1,629,419
  Repayment of other related party short term loans                (654,800)
  Proceeds from issuance of common stock                             20,000
   Net cash provided from financing activities        (427,049)   2,448,185
                                                      ---------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (298,079)     274,749
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         298,079      225,541
                                                      ---------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $        0    $ 500,290
                                                      =========  ==========


The accompanying notes are an integral part of the consolidated financial statements.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations and cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position and the results of operations for such periods. The December 31, 1997 balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At September 30, 1998 and December 31, 1997, the Company's current liabilities exceeded its current assets by $1.2 million and $1.3 million, respectively. While this situation continues to improve, the Company's future depends heavily on revenue growth and control of operating expenses so that sufficient cash flow is generated to satisfy its indebtedness. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions to improve this situation. Recent poor results and negative cash flows from operations, continue to raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



3. EARNINGS PER COMMON SHARE

The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards No. 128 effective for both interim and annual financial statement periods. As required by this statement, the company adopted the standards for computing and presenting earnings per share (EPS) and for all prior period earnings per share data presented.

Following are the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding options these periods.



Numerator                                             1998            1997
       Income (Loss) from continuing operations  $   17,797     $  (103,986)
       Dividends on preferred shares                (54,000)        (30,602)
                                                    --------        --------
       Net Income (Loss) available to common        (36,203)       (134,588)
          Shareholders for basic and diluted EPS
                                                    --------       ---------
Denominator
       Weighted average common shares            10,618,224      10,573,780
          Outstanding for basic and diluted EPS






4.  SHORT-TERM DEBT

Short-term debt at September 30, 1998 and December 31, 1997 comprises:


	                                 September 30,        December 31,
	                                        1998               1997
	                                     ----------         ----------
Line of credit                       $2,842,522         $3,188,581
Current portion of long-term debt        57,161             54,364
Note on Kansas City Property                                50,000
	                                     ----------         ----------
Total                                $2,899,683         $3,292,945
	                                     ==========         ==========

Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.00% at September 30, 1998 and 8.25% at December 31, 1997, respectively) plus 2.75% and 3.25% respectively. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1997 the Company was in violation of the debt service coverage ratio covenant.
At September 30, 1998, the company is not in violation of any of the financial covenants of the agreement as amended.






US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




5.  LONG-TERM DEBT

Long-term debt at September 30, 1998 and December 31, 1997 comprises:

                                                 September 30,   December 31,
                                                      1998          1997
                                                    ---------   ------------

Mortgage note payable to August Investment
 Partnership collateralized by land,
 interest at prime + .75%, interest only
 payments required, principal balance due
 July 31, 1999                                     $  250,000     $  250,000

Mortgage note payable to Antonson/Kilber
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July 3, 2003                                         500,000        500,000

Mortgage note payable to AIFE,
 collateralized by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due July 31, 1999                                    229,971        221,475

TIP trailer settlement payments of principal
 only of $1,000 per month, principal due
 February, 2003                                        74,400         83,400

Due to August Investment Partnership
 interest at prime + .75%, interest only
 payments required, principal balance due
 January, 1999                                        100,000        100,000

Due to Antonson/Kibler interest at prime + .75%,
 interest only payments required, principal
 balance due January, 1999                          1,468,818      1,499,304
                                                   ----------       --------
     Total debt                                     2,684,244      2,654,179
Less current portion                                   57,161         54,364
                                                   ----------       --------
Total long-term debt                              $ 2,566,028   $  2,599,815
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


The Company believes it has adequately reserved for these claims however, additional liability is possible and the ultimate disposition of these claims may have a material adverse effect on the Company's results of operations, cash flows and financial position.

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




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Results of Operations

The consolidated financial statements and related notes contained elsewhere in this Form 10-QSB and in the Company's Form 10-KSB for its fiscal year ended December 31, 1997 are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows. The consolidated financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See note 2.

Three month period 1998 Compared to 1997

The Company's operating revenues increased from $6.4 million for the three months ended September 30, 1997 to $7.7 million for the same period in 1998, an increase of 19%. The increase in operating revenues resulted from the addition of Carolina National Transportation in January 1997 and their continued growth. The total operating expenses increased from $ 6.6 million to $ 7.6 million.
Most of the components of operating expenses increased proportionally to the increase in sales except "Operating Supplies and Expense". The increase in this expense was due to the closure of the Sugar Creek office of Keystone Lines. Their principal customer went out of business during the second quarter of 1998. During the third quarter Keystone wrote off the receivable of that customer. Operating Expense increased approximately $ 110,000 as a result.

Control of expenses improved such that operating income (loss) improved from a deficit $(103,568) to a positive $ 108,326.

During the third quarter ended September 30, 1998 Carolina National lost one of it's larger agents and closed the office of another. The result was that sales were $700,000 less than planned for and the operating income was approximately $ 90,000 less than expected.








Nine Month Period 1997 Compared to 1996

The Company's operating revenues increased from $17.1 million for the first nine months of 1997 to $22.8 million for the same period in 1998. The increase in operating revenues resulted from the start up of Carolina National Transportation in January 1997.

Three of the companies expense items tend to vary in direct proportion to sales. They are Purchased Transportation, Commissions to agents, and Insurance. The rest of the expenses tend to remain fixed relative to sales.

During the first 9 months of 1997 variable expenses were 89.5% of sales while during the first 9 months of 1998 variable expenses were 90.1% of sales. Fixed expenses were $1.8 million both periods. The increased sales less variable expenses resulted in operating (loss) of $ (114,441) for 1997 and an operating income of $ 392,896 for 1998.

Interest expense increased from 159,000 in 1997 to 329,000 in 1998. This was due to increased borrowing to fund the startup of Carolina National. Carolina National has reached the point where it is close to breakeven so additional borrowing to fund losses and startup expenses are not expected.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company expects to begin the conversion and modification and testing of existing systems and software in the near future. The company also has plans to communicate with customers, vendors and other third parties with which it does significant business to determine their year 2000 compliance readiness. There can be no guarantee that our systems or that of other entities will be sufficiently compliant and not have an adverse effect on the Company

Subsequent Events

A possible defalcation has been discovered in one of the offices of Keystone Brokerage a company subsidiary. Management and their attorneys are investigating. The maximum the loss could be is $ 200,000. Management has not been able to accurately determine the extent of the loss at this time.


Future Prospects

The Company's management remains cautiously optimistic about its future prospects. Revenue for each month in 1998 has increased over revenue in the same month of the prior year. While Carolina National closed two offices during the third quarter, they have subsequently opened two new offices and
the prospects for additional offices is good.   However, the Company's future
depends on continuing to increase its revenues, improving its control over operations, and bringing its new operations up to more profitable levels.

The company has excessive debt. Management is exploring the possibility of converting debt to equity as one way to improve the situation.


Liquidity and Capital Resources

As of September 30, 1998, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.6 million and its current liabilities of $6.0 million exceeded its current assets by $1.3 million. The Company has experienced significant operating losses in prior years leaving the Company in its current position. The Company's borrowing from the partners of AIP and the Company's president to alleviate the current cash shortages has enabled the Company to continue in operation. Accounts receivable were reduced by $ 799,702 due to increased collection efforts. Funds obtained from that effort together with proceeds from the sale of real estate, net income, depreciation, and other items were used to reduce accounts
payable by $ 648,710 and reduce other loans by $ 365,994.   While the
Company's current situation is not good, plans are to continue to grow the Company and improve profits.


Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious. An increase in operating performance is essential to its long-term survival. Unfortunately, there can be no assurance that this will be achieved.




PART II. OTHER INFORMATION


Item 6(b).  Reports on Form 8-K

One Report on Form 8-K has been filed during the quarter. It pertains to the resignation of Coopers & Lybran as the Companies auditor.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


US 1 Industries, Inc.



Michael E. Kibler
President



Harold Antonson
Chief Financial Officer

November 15, 1998