Form 10-Q/A
period 1998-09-30
US 1 INDUSTRIES INC
filed 1999-06-04
CIK 351498

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

Item 1. FINCNCIAL STATEMENTS.




                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

ASSETS
                                                   September 30,   December 31,
                                                         1998           1997
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $         0    $   298,079
   Accounts receivable--trade less allowance for
     doubtful accounts of $369,808 and $195,298       4,266,554      5,066,256
   Other receivables                                    419,135        336,919
   Deposits                                             146,643        154,068
   Prepaid expenses                                      69,365         83,731
                                                    ------------   ------------
      Total current assets                            4,901,697      5,939,053
                                                    ------------   ------------
FIXED ASSETS:
   Equipment                                            298,796         52,996
   Less accumulated depreciation and amortization       (76,778)       (12,682)
                                                    ------------   ------------
      Net fixed assets                                  222,018         40,314
                                                    ------------   ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347        423,226
   Valuation allowance                                 (141,347)      (141,347)
                                                    ------------   ------------
      Net assets held for sale                           54,000        281,879
                                                    ------------   ------------
TOTAL ASSETS                                        $ 5,177,715    $ 6,261,246
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

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding:
     September 30, 1998 and December 31, 1997 were
     10,618,224 and 10,573,780, respectively.        40,844,296     40,844,296
   Accumulated deficit                              (44,957,872)   (45,036,724)
   Accumulated other comprehensive loss                (260,141)      (206,141)
                                                    ------------    ----------
      Total shareholders' equity (deficiency)        (4,373,717)    (4,398,569)
                                                    ------------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,177,715    $ 6,261,246
                                                    ============   ===========


The accompanying notes are an integral part of the consolidated financial statements.



                                             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                  September 31,
                                                 1998          1997            1998         1997
                                                 ----          ----            ----         ----

OPERATING REVENUES                        $ 7,681,683   $ 6,440,892   $  22,889,671   $17,096,558
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                 5,758,520     5,146,788      17,437,037    13,260,572
   Insurance and claims                       242,788       190,042         744,513       569,596
   Salaries, wages, and other                 297,152       314,872         820,846       926,630
   Commissions                                808,536       616,118       2,352,806     1,662,373
   Operating supplies and expense             350,944       188,585         775,718       619,111
   Operating taxes and licenses                13,810        34,952          52,497       101,608
   Communications and utilities                21,674        36,424          77,272       106,311
   Rents                                       21,390        14,945          63,694        62,586
   Depreciation and amortization               58,543         1,734          64,096         5,780
                                          ------------  ------------    ------------   -----------
     Total operating expenses               7,573,357     6,544,460      22,388,449    17,314,567
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                              108,326      (103,568)        501,222      (218,009)
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                              4,748           473           5,527         1,809
   Interest expense                          (189,448)      (93,836)       (518,787)     (253,353)
   Other income                                14,516        (8,876)         29,835        39,435
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)           (170,184)     (102,239)       (483,425)     (212,109)
                                          ------------  ------------    ------------   -----------
NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                        (61,858)     (205,807)         17,797      (430,118)

EXTRAORDINARY ITEM
    GAIN ON SALE OF REAL ESTATE                61,055                        61,055
                                          ------------   ----------     ------------   ----------
NET INCOME (LOSS)                                (803)     (205,807)         78,852      (430,118)

DIVIDENDS ON PREFERRED SHARES                  18,000        15,307          54,000
45,307
                                          ------------   -----------    ------------   -----------
NET INCOME (LOSS) TO COMMON SHARES            (18,803)     (221,114)         24,852      (475,425)
                                          ============  ============    ============  ============

EARNINGS (LOSS) PER COMMON SHARE
      Continuing operations                    (0.006)       (0.02)          0.002        (0.045)
      Preferred Dividend                       (0.002)       (0.001)        (0.006)       (0.005)
      Extraordinary item                        0.006                        0.006
                                          ------------  ------------    ------------  ------------
      Net Income (Loss) per common share
               From continuing operations      (0.002)       (0.021)         0.002        (0.050)
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES   10,618,224    10,615,936      10,618,224    10,615,936
                                          ============  ============    ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                Nine Months Ended September 30,
                                                           1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                      $  17,797    $(430,118)
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                           64,069        5,780
  Gain on Sale of Real Estate                             61,055
    Changes in operating assets and liabilities:
    Accounts receivable - trade                          799,702    (2,382,447)
    Other receivables                                    (82,216)     (545,554)
    Prepaid assets                                        14,366       (63,484)
    Deposits                                               7,425          (234)
    Accounts payable                                    (648,710)    1,261,232
    Accrued expenses                                      22,783         5,939
    Accrued interest                                     125,934        40,472
    Insurance and claims                                 (20,074)       32,217
    Other accrued compensation                           (21,568)      (11,420)
    Fuel and other taxes                                (193,699)      (38,294)
                                                        ----------   ----------
   Net Cash used for operating activities                 58,023   (2,125,911)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (245,800)      (47,525)
  Proceeds from the sale of Real Estate                 229,879
                                                        ----------   ----------
   Net cash used for investing activities                 17,921       (47,525)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                   (393,262)    1,453,566
  Proceeds from other related party long term loans      (33,787)    1,629,419
  Repayment of other related party short term loans                   (654,800)
  Proceeds from issuance of common stock                                20,000
                                                        ----------   ----------
   Net cash provided from financing activities          (427,049)    2,448,185
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (298,079)      274,749
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           298,079       225,541
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $        0     $ 500,290
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

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




5.  LONG-TERM DEBT

Long-term debt at September 30, 1998 and December 31, 1997 comprises:

                                                  September 30,   December 31,
                                                       1998          1997
                                                     ---------   ------------
Mortgage note payable to August Investment
  Partnership  collateralized by land,
  interest at prime + .75%,  interest only
  payments  required,  principal balance
  due July 31, 1999                                $  250,000     $  250,000

Mortgage note payable to  Antonson/Kilber
 collateralized  by land,  interest at prime
 + .75%, interest only payments required,
 principal balance due July 3, 2003                   500,000        500,000

Mortgage note payable to AIFE,
 collateralized by land,  interest at 9%, monthly
 repayments of $5,000, including interest,
 remaining principal balance due July 31, 1999        229,971        221,475

TIP trailer settlement payments of principal
 only of $1,000 per month, principal due
 February, 2003                                        74,400         83,400

Due to August  Investment  Partnership
 interest at prime + .75%,  interest only
 payments required, principal balance due
 January, 1999                                        100,000        100,000

Due to Antonson/Kibler interest at prime + .75%,
 interest only payments required, principal
 balance due January, 1999                          1,468,818      1,499,304
                                                   ----------       --------
     Total debt                                     2,684,244      2,654,179
Less current portion                                   57,161         54,364
                                                   ----------      ---------
Total long-term debt                              $ 2,566,028   $  2,599,815
                                                   ==========     ==========

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

Nine Month Period 1998 Compared to 1997

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

During the first 9 months of 1997 variable expenses were 89.5% of sales while during the first 9 months of 1998 variable expenses were 90.1% of sales. Fixed expenses were $1.8 million both periods. The increased sales less variable expenses resulted in operating (loss) of $ (114,441) for 1997 and an operation income of $ 392,896 for 1998.

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

A possible  defalcation  has been  discovered in the Gulfport office of Keystone
Brokerage a company subsidiary. Management and their attorneys are investigating. The maximum the loss could be is $ 200,000. Management has not been able to accurately determine the extent of the loss at this time.


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

The company has excessive debt. Management is exploring the possibility of converting debt to equity as one way to improve the situation. The common stock of US1, which was delisted from the New York Stock Exchange during the third quarter is currently trading on what is called the "Bulletin Board" market. In order for the stock to trade on the "NASDAQ Small Capitalized Cos." market", a shareholders equity of $ 1,250,000 is one requirement. Management is exploring steps that would enable US1 to qualify.

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