Form 10KSB
period 1998-12-31
US 1 INDUSTRIES INC
filed 1999-06-04
CIK 351498

FORM 10-KSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For   the   fiscal   year   ended December 31, 1998.
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission File No. 1-8129.

                              US 1 INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

       Indiana                                         95-3585609
----------------------                     ------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)




1000 Colfax, Gary, Indiana                                   46406
--------------------------                                   -----
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code: (219) 944-6116
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                          on which registered
--------------------------                   ---------------------
Common Stock, no par value                    None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

On May 25, 1999, there were 10,618,224 shares of registrant's common stock were outstanding, and the aggregate market value of the voting stock held by none affiliates of the registrant was approximately $700,000. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

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

     US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of Indiana. The Company's principal subsidiaries consist of Blue and Grey Transport, Inc., an Indiana corporation ("BGT"), Blue and Grey Brokers, Inc., an Indiana corporation ("BGB"), Carolina National Logistics, Inc., an Indiana corporation ("CNL"), Carolina National Transportation, Inc., an Indiana corporation ("CNT"), Gulf Line Brokerage, Inc., an Indiana Corporation ("GLB"), Gulf Line Transportation, Inc., an Indiana Corporation ("GLT"), Keystone Lines, a California corporation ("Keystone"), and TC Services, Inc., a California corporation ("TCS"). BGT, BGB, CNL, CNT, GLB, GLT, and Keystone operate under authority granted by the United States Department of Transportation (the "DOT"), and various state agencies.



Operations

     The Company carries virtually all forms of freight transported by truck, except bulk goods and hazardous materials, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

     The Company contracts with independent truckers and sales agents and pays them a percentage of the revenue received from customers for the delivery of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors. Consequently, short-term fluctuations in operating activity have less of an impact on this component of the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the cost of employing drivers and maintaining equipment. Like other truck transportation companies, however, US 1's revenues are affected by competition and the state of the economy.

     The Company's principal focus during 1998 was growing the Company through expansion of Carolina National Transportation, which began operating in January of 1997.


Marketing and Customers

     The Company conducts its business through independent sales agents. The sales agents have facilities and personnel to monitor and coordinate shipments and to dispatch independent contractors who own and operate their own trucks for freight transportation. The Company pays sales agents and contractors commissions immediately upon delivery of shipments.

     Approximately 85% of the Company's revenues from its trucking operations are allocated to the payment of independent contractors and sales agents.

     During 1998, the Company utilized the services of approximately 25 sales agents. The largest agent accounted for 12% of the Company's total revenues. No other agent accounted for more than 10% of revenue. The Company shipped freight for approximately 3,000 customers in 1998, no one of which accounted for more than of 10% of the Company's total revenues.

     During 1997, the Company utilized the services of approximately 100 sales agents, one of which accounted for 14% of the Company's total revenue. No other agent accounted for more than 10% of revenue.

     The independent contractors used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear many of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits. The Company requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT. The Company is also required to have random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

     At December 31, 1998, the Company had approximately thirty-five full-time employees. The Company's employees are not covered by a collective bargaining agreement.

Competition

     The trucking industry is highly competitive. The Company competes for customers primarily with other nationwide carriers, some of which have company-owned equipment and company drivers, and many, if not most, of which have greater volume and financial resources. The Company also competes with private carriage conducted by existing and potential customers. In addition, the Company competes with other modes of transportation including rail.


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

Regulation

     The Company is a common and contract motor carrier regulated by the DOT and various state agencies. Prior to 1980, the government strictly regulated the trucking industry as to entry of new operators, rates charged, routes driven and types of freight hauled. The Motor Carrier Act of 1980 commenced a period of deregulation that has continued to the present. The Act increased competition by easing barriers to entry into the trucking industry, such as proof of public convenience and necessity. The Act also made rates more competitive and reduced regulation of the industry.

     Like all interstate motor carriers, the Company is subject to the safety requirements prescribed by the DOT, including regulations effective in 1992 that instituted drug-testing procedures and a uniform commercial driver license. The Company is in substantial compliance with these regulations.

     In 1990, the Company was granted permission from Canadian authorities to haul truckload freight between all points in the provinces of Ontario and Quebec and the United States. The Company is therefore also subject to Canadian regulation, which is not dissimilar to regulation in the United States.


Environmental Regulation


     The Company owns property in Phoenix, Arizona that was formerly leased to Transcon Lines ("Lines") as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the State environmental authorities are not requiring any additional remediation of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate new sources of contamination and determine extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 1998 and 1997.


Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The statements contained in Item 1 (Description of Business) and Item 6 (Management Discussion and Analysis of Financial Condition and Results of Operation), particularly the statements under "Future Prospects" contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in 1999 and beyond to differ materially from those suggested by any forward-looking statements. These risks and uncertainties include, without limitation, a lack of historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.

Item 2.  Properties

     The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its headquarters on a month to month basis for $2,200 per month from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr.
Harold Antonson, Chief Financial Officer of the Company.
     Carolina National leases 2400 sq. ft of office space in Mt. Pleasant, SC for $2700 per month. The current lease is due to expire July, 1999.

Item 3.  Legal Proceedings

     The Company is involved in litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the financial position of the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Shares of Common Stock of the Company are listed and traded on the "bulletin board market" under the symbol USOO. During 1998 the Company was de-listed from the NYSE.

     The following table sets forth for the period indicated the high and low sales prices per share of the Common Stock as reported on the New York Stock Exchange Composite Tape through June 1998. The prices since June 1998 are as reported by Dreyfus Brokerage Services and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Calendar Year                            High                        Low
-----------------------------------------------------------------------------
      1998
      ----
      First Quarter                           13/32                       7/32
      Second Quarter                           3/8                        1/4
      Third Quarter                            3/8                        3/32
      Fourth Quarter                           3/32                       1/16
      1997
      First Quarter                            9/16                       9/32
      Second Quarter                           3/8                        7/32
      Third Quarter                            1/2                        9/32
      Forth Quarter                           13/32                       3/16


     As of May 25, 1999, there were 3,293 holders of record of Common Stock.

     The Company has not paid any cash dividends on its Common Stock. Management does not anticipate paying any dividends on the Common Stock in the foreseeable future, and the Company's current credit agreement prohibits the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The financial statements and related notes contained elsewhere in this Form 10-KSB are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

1998 Compared to 1997

     The Company's operating revenues increased from $25.4 million in 1997 to $30.2 million in 1998. The Company's operating revenues were generated principally by independent sales agents who originate truckload shipments. These shipments are then transported by independent trucking contractors using their own equipment. The increase in operating revenues resulted primarily from the startup and growth of Carolina National Transportation, offset by a decrease in revenue of Keystone Lines caused by a loss of certain agent relationships.

     Total operating expenses increased from $25.8 million in 1997 to $30.0 million in 1998. The largest component of operating expenses is purchased transportation. Purchased transportation generally varies in proportion to operating revenues at approximately 77% of revenues. Purchased transportation increased from $19.7 million in 1997 to $23.4 million in 1998. Commissions increased from $2.4 million in 1997 to $3.2 million in 1998, and similarly vary in proportion to operating revenues. Insurance and claims, which were $0.9 million in 1997 remained constant at $0.9 million in 1998. The insurance rate was reduced during 1998 due to favorable loss experience. The remaining operating expenses decreased from $2.8 million in 1997 to $2.5 million in 1998 primarily as a result of better cost control.

     As a result of the factors noted above, the company's operating income improved from a loss of $0.4 million in 1997 to income of $0.2 million in 1998.

     Interest expense, the largest ongoing component of non operating income and expense, varies in proportion to the Company's outstanding interest-bearing indebtedness. Interest expense increased from $0.4 million in 1997 to $0.7 million in 1998, primarily due to the increased debt used to finance additional accounts receivable related to the company's expansion.

     During 1998, the Company has written off $0.5 million in vendor accounts payable which are no longer considered by management and the company's legal counsel to be valid obligations of the Company. These payables relate to fiscal years prior to 1994 and no claims have been made against these amounts since September 1993.

     Other income (expense), net, increased from $0.1 million to $0.2 million due to a write off of net payables relating to revisions of estimates of amounts due from or payable to drivers and agents.

     Overall, the Company had net income of $0.2 million in 1998 as compared to a net (loss) of ($0.2) million in 1997.

Future Prospects

     The Company has not yet been able to sustain profitable operations and is in technical noncompliance with its revolving line of credit agreement. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The report of the Company's Independent Certified Public
Accountants contains an explanatory paragraph indicating that these factors express substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In addition, the Company needs to reduce the level of outstanding indebtedness which will, in turn, reduce the amount of interest expense. Although the reduction of expenses, including interest, can contribute to future profitability, achieving profitability without an increase in sales would require a greater level of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of operations.

     Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that an increase in operating performance is essential to its long term survival.

Liquidity and Capital Resources

     As of December 31, 1998, the Company's financial position remained poor. The Company had a net deficiency in shareholders' equity of $4.3 million. Working capital at December 31, 1998 was ($0.8 million), compared to ($1.4) million at the end of 1997.

     Accounts receivable at the end of 1998 were $4 million, down $1.1 million, or 20%, from the previous year-end balance of $5.1 million. The decrease was due primarily to increased collection efforts at Carolina National Transportation.

     Accounts payable at the end of 1998 were $1.4 million, compared to $2.7 million at the end of 1997. The decrease was due to the write-off of old payables from 1993 and prior and changes in estimates associated with amounts due to drivers and agents for services provided.

     The bank overdraft and balance of the revolving line of credit has decrease by $1.0 million from 1997 due to increased cash flows from operations during 1998.

     The Company's principal source of liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's, Gulf Line's and Carolina National's eligible accounts receivable. At December 31, 1998, the outstanding borrowings were $2.5 million.

     Related party loans from AIP and Messrs. Kibler and Antonson have increased from $2,349,304 at December 31, 1997 to $2,701,042 at December 31, 1998.

     The Company is not a party to any Super-fund litigation and otherwise does not have any known environmental claims against it. However, the Company does have one property where soil contamination problems existed or are known to exist currently. The Company has preliminarily evaluated its potential liability at this site and believes that it has reserved appropriately for its remediation or that the fair market value of the property exceeds its net book value by an amount in excess of any remediation cost. There can be no assurance, however, that the cost of remediation would not exceed the expected amounts. The Company has no current plans to remediate the property.

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

     The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact (including testing and implementation of remedial action). As of December 31 1998 the company has spent $10,000 re-writing its computer programs to comply with the year 2000 needs and expects to spend an additional $15,000 to $30,000 during 1999 re-writing and purchasing new software to bring itself into compliance. Management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's effort to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company has not developed a formal contingency plan to handle any potential year 2000 failures. The Company plans to contact its significant vendors and customer to ascertain their level of year 2000 compliance.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130)and No. 131, "Disclosures About Segments of an Enterprise and Related Information"(SFAS No. 131), and No. 132 "Employers' Disclosures About Pension and Other Postretirement Plans" (SFAS 132). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS 132 enhances the disclosures related to pensions and other postretirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for periods beginning after December 15, 1997. The Company adopted these new standards in 1998, and their adoption had no material effect on the Company's financial statements and disclosures.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 effective for fiscal years beginning after June 15, 1999. The Company, to date, has not engaged in derivative and hedging activities.

Item 7.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
US1 Industries, Inc.
Gary, Indiana



We have audited the accompanying consolidated balance sheet of US 1 Industries, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced operating losses and negative cash flows in recent years and has a net capital deficiency. In addition, the Company is also in default under its revolving line of credit agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BDO  Seidman, LLP

Chicago, Illinois
March 15, 1999

To the Shareholders and Board of Directors of US 1 Industries, Inc.

We have audited the accompanying consolidated balance sheet of US 1 Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and subsidiaries at December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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




PricewaterhouseCoopers LLP


March 27, 1998

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


ASSETS

                                                        1998           1997
                                                        ----           ----
CURRENT ASSETS:
   Cash                                           $              $   298,079
   Accounts receivable-trade, less allowance for
     doubtful accounts of $ 95,083 and $195,298     4,041,966      5,066,256
   Other receivables                                   59,654        336,919
   Deposits                                           132,429        154,068
   Prepaid expenses                                    27,798         83,731
                                                   ----------    -----------
      Total current assets                          4,261,847      5,939,053
                                                   ----------    -----------
FIXED ASSETS:
   Equipment                                          258,445         52,996
   Less accumulated depreciation and amortization     (75,316)       (12,682)
                                                   ----------    -----------
      Net fixed assets                                183,129         40,314
                                                  -----------    -----------
ASSETS HELD FOR SALE:
   Land                                               195,347        423,226
   Valuation allowance                               (141,347)      (141,347)
                                                  -----------    -----------
      Net assets held for sale                         54,000        281,879
                                                  -----------    -----------
TOTAL ASSETS                                      $ 4,498,976    $ 6,261,246
                                                  ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                    1998              1997
                                                    ----              ----
CURRENT LIABILITIES:
   Accounts payable                            $ 1,445,889      $ 2,734,980
   Bank overdraft                                  260,404          530,133
   Accrued expenses                                183,400          137,454
   Short-term debt                               2,565,006        3,292,945
   Insurance and claims                            181,524          241,607
   Accrued compensation                             17,591           38,302
   Accrued interest                                392,883          140,824
   Fuel and other taxes payable                     75,695          273,901
                                                  ------------ ------------
      Total current liabilities                  5,122,392        7,390,146
                                                  ------------ ------------
LONG-TERM DEBT TO RELATED PARTIES                2,849,262        2,516,415

REDEEMABLE PREFERRED STOCK:
    authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    1998 - 1,094,224; 1997 - 1,094,224.
    Liquidation preference $0.3125 per share       825,254          753,254

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding:
    1998 and 1997 - 10,618,224                  40,844,296       40,844,296
   Accumulated deficit                         (45,142,228)     (45,242,865)
                                                -----------     ------------
   Total shareholders' equity (deficiency)      (4,297,932)      (4,398,569)
                                               -----------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIENCY)                                $ 4,498,976      $ 6,261,246
                                              ============     ============



The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997




                                                1998           1997
OPERATING REVENUES                         $ 30,176,818    $25,421,806

OPERATING EXPENSES:
   Purchased transportation                  23,416,624     19,676,213
   Insurance and claims                         938,044        941,700
   Salaries, wages, and other                 1,223,113      1,285,778
   Commissions                                3,177,908      2,360,989
   Other Operating expenses                   1,247,334      1,578,486
                                             ---------------------------
            Total operating expenses         30,003,023     25,843,166
OPERATING INCOME (LOSS)                         173,795       (421,360)
NON OPERATING INCOME (EXPENSE):
    Interest income                               7,702          2,430
    Interest expense                           (743,953)      (435,042)
    Write off of old payables                   530,674
    Other income (expense), net                 204,419         51,462
                                             -------------------------
      Total non operating income (expense)     (  1,158)      (381,150)
INCOME (LOSS)
     BEFORE EXTRAORDINARY GAIN                  172,637       (802,510)
EXTRAORDINARY GAIN:
     Forgiveness of debt                              0        610,318
                                             ---------------------------
NET INCOME (LOSS)                               172,637       (192,192)
DIVIDENDS ON PREFERRED SHARES                    72,000         61,712
                                             --------------------------
NET INCOME(LOSS)AVAILABLE TO COMMON SHARES     $100,637      ($253,904)
                                             --------------------------
INCOME (LOSS) PER COMMON SHARE:
    Income (Loss) from operations:
        Basic                                     $0.01         ($0.08)
        Diluted                                   $0.01         ($0.08)
    Extraordinary gain:
        Basic                                     $0.00          $0.06
        Diluted                                   $0.00          $0.06
    Net Income (Loss):
        Basic                                     $0.01         ($0.02)
        Diluted                                   $0.01         ($0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                          10,618,224    10,616,397

The accompanying notes are an integral part of the consolidated financial statements.

               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
              YEARS ENDED DECEMBER 31, 1998, and 1997








                                     Common Stock     Accumulated
                          Shares         Amount       Deficit        Total
Balance at
  December 31, 1996       10,573,780   $40,824,296  ($44,988,961) ($4,164,665)
Issuance of Common Stock      44,444        20,000                     20,000
Dividends on Preferred Stock                             (61,712)     (61,712)
Net(loss)                                               (192,192)    (192,192)
Balance at                   ________________________________________________
  December 31, 1997       10,618,224   $40,844,296  ($45,242,865) ($4,398,569)
Dividends on Preferred Stock                             (72,000)     (72,000)
Net income                                               172,637      172,637
Balance at                __________   ___________   ___________   ___________
  December 31, 1998       10,618,224   $40,844,296  ($45,142,228) ($4,297,932)


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997

                                                        1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ 172,637     ($192,192)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in)operating activities:
    Depreciation and amortization                       74,963         9,533
    Provision on accounts receivable                         0       145,298
    Write off of old payables                         (530,674)            0
    Loss on disposal of equipment                       17,488         1,160
    Extraordinary gain - forgiveness of debt                        (610,318)
    Gain on Sale of Property                           (44,800)            0
    Changes in operating assets and liabilities:
      Accounts receivable-trade                      1,024,290    (3,709,607)
      Other receivables                                277,265      (200,271)
      Prepaid expenses                                  55,933        32,745
      Deposits                                          21,639          (176)
      Accounts payable                                (758,417)      720,143
      Accrued expenses                                 207,570       (14,644)
      Insurance and claims                             (60,083)      (10,546)
      Accrued interest                                 252,059       108,396
      Accrued compensation                             (20,711)       (8,578)
      Fuel and other taxes payable                    (198,206)       99,524
                                                      -----------------------
         Net cash provided by (used in) operating
          activities                                   490,953    (3,629,533)
                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (2,566)      (41,496)
  Purchase of Land                                                  (227,879)
  Proceeds from sale of Land                            61,055             0
                                                      ------------------------
        Net cash provided by (used by) investing
         activities                                     58,489      (269,375)
                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit    (741,720)    2,135,847
  Proceeds from issuance of common stock                              20,000
  Proceeds from short term loan on property                           50,000
  Repayment of long-term loans                        (123,308)      (10,000)
  Net proceeds from related party loans                287,236       926,608
  Increase (Decrease)in bank overdraft                (269,729)      348,991
  Proceeds from issuance of mortgages to
       related parties                                       0       500,000
Net cash provided by (used in)financing               ----------------------
         activities                                   (847,521)    3,971,446
                                                      ----------------------
NET INCREASE (DECREASE)IN CASH                        (298,079)       72,538

CASH, BEGINNING OF YEAR                                298,079       225,541
                                                      ----------------------
CASH, END OF YEAR                                     $      0      $298,079
                                                      ----------------------
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest                  $491,894      $326,646

SUPPLIMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Note payable incurred for purchase of equipment     $232,700

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997


1.       OPERATIONS

          The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and contractor equipment to contract for and haul freight for its customers in all 48 states and Canada with a concentration in the Southeastern United States. One agent accounted for 12% of the Company's revenue for the year ended December 31, 1998. The same agent represented 14% of sales for the year ended December 31, 1997.

     Going Concern--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company experienced operating losses and negative cash flows in recent years. The Company has not yet been able to sustain profitable operations and is in technical noncompliance with its revolving line of credit agreement. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Without a resolution of the technical noncompliance with its revolving line of credit agreement, the Company would not have sufficient funds to pay its debts should the lenders demand payment and would not be able to continue as a going concern.

The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In addition, the Company needs to reduce the level of outstanding indebtedness which will, in turn, reduce the amount of interest expense. Although the reduction of expenses, including interest, can contribute to future profitability, achieving profitability without an increase in sales would require a greater level of expense reductions which in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Revenue  Recognition--Revenue  for  freight in transit is  recognized  upon
delivery.   Amounts  payable  for  purchased  transportation,   commissions  and
insurance expense are accrued when the related revenue is recognized.

      Fixed Assets--Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to eight years.

     Assets Held for Sale--Such assets comprise real estate, not required for the Company's operations, which is carried at the lower of historical cost or estimated net realizable value. See Note 12.

     Long-Lived Assets - The Company assesses the realizability of its lon-lived assets in accordance with statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of."

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

    Recently Issued Accounting Standards--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive income", No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), and No. 132 "Employers' Disclosures About Pension and Other Postretirement Plans" (SFAS No. 132). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS 132 enhances the disclosures related to pensions and other postretirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for periods beginning after December 15, 1997. The Company adopted these new standards in 1998, and their adoption had no material effect on the Company's financial statements and disclosures.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company, to date, has not engaged in derivative and hedging activities.

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


     Earnings Per Common Share--In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this statement, the Company adopted the new standards for computing and presenting earnings per share ("EPS") for 1997. Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Numerator                                            1998             1997
      Income (Loss)Before Extraordinary Gain      $172,637        ($802,510)
      Extraordinary gain                                 0          610,318
                                                 ----------       ----------
               Net income (loss)                  $172,637        ($192,192)

      Dividends on preferred shares              ($ 72,000)       ($ 61,712)
                                                 ----------       ----------
      Net income (loss) available to common
         shareholders for basic and diluted EPS    100,637        ($253,904)

Denominator
      Weighted average common shares
         outstanding for basic and diluted EPS  10,618,224       10,616,397

Options to purchase 80,000 share of common stock at $25 per share were outstanding during 1998 and 1997 but were not included in the computation of diluted EPS because in 1997 the Company had a net loss and in 1998 the options exercise price was greater than the average market price of the common shares.

Business Segments - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one busines segment.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

3.  EXTRAORDINARY GAIN

     During  the  fourth   quarter  of  1997,   the  bankruptcy  of  Trailblazer
Transportation (a subsidiary of Keystone Lines, Inc.) was finalized and, accordingly, the Company recorded a gain of $610,318 ($0.06 per share - basic and diluted) on the forgiveness of debt.

4.  REDEEMABLE PREFERRED STOCK

     The Series A preferred shares are not convertible into common stock, are non-voting, and earn dividends at the rate of $0.0375 per share per annum (increasing by $0.0063 on each of January 1, 1995, 1996 and 1997, and by $0.0094 on January 1, 1998 and on each January 1 thereafter until redeemed) payable quarterly on the first day of February, May, August, and November. The Series A preferred stock is redeemable at the option of the Company or the holders at any time.

As of December 31, 1998, series A cumulative preferred stock dividends are in arrears by $278,141. The Company's current line of credit prohibits the payment of dividends.

5.  RELATED PARTY TRANSACTIONS

     One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services totaled $70,607 and $149,422 in 1998 and 1997, respectively.

     One of the Company's insurance providers,  American Inter-Fidelity Exchange
(AIFE) is managed by a Director of the Company and the Company has an investment in the Provider. In addition, the Directors also manage an affiliated insurance carrier , Indiana Truckers Exchange (ITE). For the years ended December 31, 1998 and 1997, cash paid for related party insurance premiums and deductibles amounted to $751,123 and $770,704, respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8.

   The Company has notes payable due to August Investment Partnership as described in Note 8. In addition, Enterprise Truck Line, Inc. (a company controlled by Messrs. Kibler and Antonson) has advanced the Company approximately $115,000 as of December 31, 1998.

6.  LEASES

     The Company leases office space on a month-to-month basis for its headquarters in Gary, Indiana for $ 2,200 per month from the Company's President and Chief Financial Officer. No formal lease agreement with the Company existed at December 31, 1998. The Company leases office space in Mt. Pleasant, South Carolina for $ 2,700 per month. The lease agreement expires in July, 1999. Rent expense for the years ended December 31, 1998 and 1997 was approximately $59,000 and $80,000, respectively.

7. SHORT-TERM DEBT

     Short-term debt at December 31, 1998 and 1997 comprises:

                                             December 31,       December 31,
                                                 1998               1997
                                              ----------         ----------
Line of credit                                $2,446,861         $3,188,581
Current portion of long-term debt                118,145             54,364
Note on Kansas City Property                                         50,000
                                              ----------         ----------
         Total                                $2,565,006         $3,292,945
                                              ==========         ==========
     Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (7.75% and 8.50% at December 31, 1998 and 1997, respectively) plus 2.75%. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets. At December 31, 1998, the outstanding borrowings were $2.5 million. The line of credit expires in May 2002.

      The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1998, the Company was in violation of the covenants relating to capital expenditure limitations and total debt service coverage ratio. On April 9, 1998, the lender issued a letter of default for these covenant violations.

                   US1 INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTER TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 comprises:

                                                     1998              1997
Note  payable  to  August  Investment
 Partnership  interest  at  prime + .75%,
 interest only payments required, principal
 balance due January  2000                         $  250,000     $  250,000

Mortgage note payable to  Antonson/Kibler
 collateralized  by land,  interest at prime
 + .75%, interest only payments required,
 principal balance due July  2003                     500,000        500,000

Mortgage note payable to ITE,  collateralized
 by land,  interest at 9%, monthly repayments
 of $5,000, including interest, remaining
 principal balance due March, 2002                     56,428        120,930

Note payable collateralized by equipment
 monthly payments of $ 5679 interest at 7.8%
 through February, 2001                               109,392

Mortgage note payable to ITE interest at 9%
 Monthly repayment of $2850 are to begin
 on August 15, 1999                                    57,289         57,289

Mortgage note payable to AIFE interest at 9%
 Monthly installments of $2150 are to begin
 on August 15, 1999                                    43,256         43,256

Mortgage  note  payable to August Investment
 Partnership,  interest at prime + .75%,
 interest only payments required, principal
 balance due January, 2001                            100,000        100,000

Note payable to Antonson/Kibler interest at
 prime + .75%, interest only payments required,
 principal balance due January, 2001                1,851,042      1,499,304
                                                   ----------       --------
     Total debt                                     2,967,407      2,570,779
Less current portion                                  118,145         54,364
                                                   ----------       --------
Total long-term debt                              $ 2,849,262     $2,516,415
                                                   ==========       ========

Interest expense on related party notes was approximately $325,000 and $273,000 for the years ended December 31, 1998 and 1997, respectively.

Scheduled maturities of the long-term debt at December 31, 1998 are due as follows:
                  1999                     $  118,145
                  2000                         47,675
                  2001                      2,201,042
                  2002                        100,545
                  2003                        500,000
                  Beyond                            0
                                            ---------
                                           $2,967,407
                                           ==========

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9.  STOCK OPTIONS

     The Company has a stock option plan which allows the Board of Directors to grant options to officers and certain key employees to purchase common stock at the fair market value on the date of the grant. At December 31, 1998 and 1997, 96,500 share were available for future option grants under the stock option plan. There were no options outstanding under the stock option plan as of December 31, 1998 and 1997.

During 1997, the Board of Directors granted options to purchase 80,000 shares of the Company's common stock to an unaffiliated investor at an exercise price of $.25 per share. These options were immediately exercisable and expire on December 31, 1999. As of December 31, 1998, no options under this grant had been exercised.

10.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance for the net deferred tax asset has been recognized due to the uncertainty of realizing the benefit of the loss carry forwards and future deductible temporary differences.
The components of deferred tax assets as of December 31, 1998 and 1997 are as follows:
                                                1998            1997
                                        -------------   -------------
     Deferred tax assets:
       Accounts receivable and other     $     32,401    $     66,401
       Estimated fuel and other taxes          47,155          47,155
       Insurance and claims                    68,390          68,390
       Litigation reserves                     17,170          17,170
       Land valuation allowance                48,058          48,058
       Net operating loss carry forwards   19,937,987      19,962,684
                                         ------------   -------------
       Total deferred tax assets           20,151,161      20,209,858
       Less valuation allowance           (20,151,161)    (20,209,858)
                                         ------------   -------------
     Total net deferred tax asset       $      ---       $      ---
                                        =============   =============

     The Company has provided a valuation allowance to write-down deferred tax assets due to uncertainty of its ability to utilize them in future periods. During 1998, the valuation allowance was decreased by approximately $59,000 to reflect the utilization of net operating loss carryforwards.

     The Company had net operating loss carry forwards of approximately $59 million at December 31, 1998 and 1997. These carry-forwards are available to offset taxable income in future years and will expire in the years 2003 through 2008.

11.  COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the financial position of the Company.

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

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



12.  ENVIRONMENTAL MATTERS

     The Company owns a property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 1998 and 1997.


13.      OTHER MATTERS


a) During 1998, the Company has written off approximately $531,000 in vendor accounts payable which are no longer considered by management and the Company's legal Counsel to be valid obligations of the Company. These payables relate to fiscal years prior to 1994 and no claims have been made against these amounts since September 1993.

b) Other income (expense), net, in the consolidated statement of operations is comprised primarily of a write off net payables from fiscal years 1996 and 1997 relating to revisions of estimates of amounts due from or payable to drivers and agents.




Item 8. Changes in and Disagreements with Independent Auditors' on Accounting and Financial Disclosure.

     On August 31, 1998, PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P, which became PricewaterhouseCoopers LLP ("PwC") on July 1, 1998 resigned as the independent accountants for US 1 Industries, Inc.

The reports of PwC on the financial statements of the Registrant for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report of PwC on the financial statements for the past two fiscal years included an explanatory paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

In connection with its audits of the two most recent fiscal years and through August 31, 1998 there have been no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years.

     On October 29, 1998, the Company appointed BDO Seidman, LLP("BDO") as its independent accountants. Prior to appointment, the Company did not consult with BDO on any matters.

                       PART III

Item 9.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company as of May 25, 1999 were as follows

NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           58          President, Chief Executive
Officer,
                                        Director
Richard Courtney            57          Vice President, Treasure, and
                                        Assistant Secretary, and Director
Steven R. Green             40          Director
Lex Venditti                45          Director
Robert I. Scissors                      Director
Harold E. Antonson          59          Chief Financial Officer



Item 4A.  Executive Officers of the Registrant.

Name and Age                  Office and Experience
Michael E. Kibler, 57         Mr. Kibler is President and Chief Executive
                              Officer of the Company and has held these positions since September 13, 1993. He also has been President of Enterprise Truck Lines, Inc., an interstate trucking company engaging in operations similar to the Company's, since 1972.
                              Mr. Kibler is also a director of American
                              Inter-Fidelity Exchange, an insurance reciprocal located in Indiana that is the subject of an Order of Rehabilitation by the Indiana department of Insurance. Mr. Kibler has served as a Director of the Company since 1993.


Harold E. Antonson, 59        Mr. Antonson is Chief Financial Officer of the
                              Company, a position he has held since March
                              1998. Mr. Antonson is a certified public accountant. Prior to joining the company, he was Secretary Treasurer of American
                              Inter-fidelity Exchange. Mr Antonson is also a partner in August Investment Partnership.


Richard Courtney, 56          Mr. Courtney has served as Vice-President,
                              Secretary, and Controller of the Company since
                              September, 1993. Since 1982, Mr. Courtney has been the Controller of Eastern Refrigerated
                              Express, Inc. Mr. Courtney has served as a director of the Company since 1994.

Item 10.  Executive Compensation

The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31,1998,1997 and 1996 to its Chief Executive Officer. No other officer earned in excess of $ 100,000.



                       Summary Compensation Table

                              Annual Compensation
Name and Position        Year          Salary       Bonus         Other
-----------------        ----          ------       -----         -----
Michael Kibler           1998          33,048          0             0
President                1997          33,048          0             0
                         1996          33,140          0             0



EMPLOYEE STOCK OPTIONS

The company's 1987 Stock Option Plan (Nonqualified) (the "Option Plan") authorizes the Board of Directors or a committee thereof to grant to officers, including officers who are also directors, and employees of the Company options to purchase from the Company shares of Common Stock. The Option Plan originally covered an aggregate of 570,000 shares of Common Stock. At December 31, 1998 there were no options outstanding under the Option Plan and 96,500 shares remained available for future grants of options thereunder.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

The following table sets forth the number and percentage of shares of Common Stock that as of May 12, 1999 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group


                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned        Percentage of Class
-----------------             ------------------        -------------------
Michael E Kibler                     3,489,507 (1,2,3)    33.0%
Director, President and
Chief Executive Officer

Richard Courtney                     3,434,507  (1)       32.5%
Director, Vice President,
Secretary, and Controller

Steven R. Green                              0               0
Director

Robert I. Scissors,                     36,770               0
Director

Lex L. Venditti                         20,000               0
Director

Harold E. Antonson                   3,489,507  (1,2,4)   33.0%
Chief Financial Officer


All Directors and Executive Officers 3,735,919            35.3%

(1) As partners of AIP, Messrs. Kibler, Antonson, Courtney, and Lavery may be deemed to be beneficial owners of 3,067,840 shares of common stock owned by AIP

(2) This figure includes 55,000 shares of Common Stock held by Enterprise Truck Lines Employment Plan of which Mr. Kibler is a trustee

(3) As Director of Eastern Refrigerated Express Inc Messrs. Kibler, Antonson, and Courtney may be deemed to be beneficial owner of 366,667 Shares of Common Stock owned by Eastern.

(4) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr Antonson is Secretary, and Treasurer

Security Ownership of Certain Beneficial Owners

The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of May 12, 1999 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

                              Number of Shares of
Name and Address of           Common Stock                Percentage
Beneficial Owner              Beneficially Owned          of Class
----------------              ------------------          --------
Harold E. Antonson            3,489,507  (1,2,3,4)           33%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership 3,067,840                      29%
8400 Louisiana Street
Merrillville, IN 46410

Richard Courtney              3,434,507  (1,4)               32.5%
8400 Louisiana Street
Merrillville, IN 46410

Brad A. James                 3,067,840  (1)                 29.0%
8400 Louisiana Street
Merrillville, IN 46410

Michael Kibler                3,489,507  (1,3,4)             33.0%
8400 Louisiana Street
Merrillville, IN 46410

John K. Lavery                3,438,507  (1,4)               32.5%
8400 Louisiana Street
Merrillville, IN 46410

(1) As partners of AIP, Messrs. Kibler, Courtney, Antonson, and Lavery may be deemed to be beneficial owners of the shares of Common Stock owned by AIP.

(2) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr. Antonson is Secretary and Treasurer.

(3) This figure includes 55,000 shares of Common Stock Held by Enterprise Truck Line Employment Plan of which Mr. Kibler and Mr. Antonson are trustees.

(4) As directors of Eastern Refrigerated Express, Inc. Messrs. Antonson, Courtney, Kibler and Lavery may be deemed to be beneficial owners of 366,667 shares of Common Stock owned by Eastern.

Item 12.  Certain Relationships and Related Transactions.

The company leases office space for its headquarters in Gary, Indiana, for $2,200 per month from Michael E. Kibler, the president and Chief Executive
Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer of the company and beneficial owner of more than five percent of the outstanding Common Stock. Messrs. Kibler and Antonson own the property as joint tenants.

One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services totaled $70,607 and $149,422 in 1998 and 1997, respectively.

     One of the Company's insurance providers,  American Inter-Fidelity Exchange
(AIFE) is managed by a Director of the Company and the Company has an investment in the Provider. In addition, the Directors also manage an affiliated insurance carrier , Indiana Truckers Exchange (ITE). For the years ended December 31, 1998 and 1997, cash paid for related party insurance premiums and deductibles amounted to $751,123 and $770,704, respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8.

   The Company has notes payable due to August Investment Partnership as described in Note 8. In addition, Enterprise Truck Line, Inc. (a company controlled by Messrs. Kibler and Antonson) has advanced the Company approximately $115,000 as of December 31, 1998.

                          PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  List of Financial Statements

The following is a list of financial statements filed herewith:

                                                                   Page Number

Reports of Independent Certified Public Accountants                  11 and 12

Consolidated Balance Sheets as of December 31, 1998 and 1997         13

Consolidated Statements of Operations for the years ended            15
December 31, 1998 and 1997

Consolidated Statements of Shareholders' Equity (Deficiency)         16
for the years ended December 31, 1998  and 1997

Consolidated Statements of Cash Flows                                17
for the years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements                           18

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

Exhibit 27.1  Financial Data Schedule


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

Date:_________________              By:  _________________________
                                         Michael E. Kibler
                                         President & Chief Executive Officer
                                        (Principal Executive Officer)


Date:_________________              By:  _________________________
                                         Richard Courtney
                                         Vice President & Secretary


Date:_________________              By:  _________________________
                                         Harold Antonson
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:_________________                   _________________________
                                         Richard Courtney, Director

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