Form 10-Q
period 1999-03-31
US 1 INDUSTRIES INC
filed 1999-06-16
CIK 351498

FORM 10-Q

               ------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___





As of June 8, 1999, there were 10,618,224 shares of common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

ASSETS                                               March 31,   December 31,
                                                         1999          1998
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $            $
   Account receivable--trade less allowance for
    doubtful accounts of $125,168 and $95,083         4,447,424    4,041,966
   Other receivables                                    197,958       59,654
   Deposits                                             128,766      132,429
   Prepaid expenses                                      11,780       27,798
                                                    ------------ ------------
      Total current assets                          $ 4,785,928  $ 4,261,847
                                                    ------------ ------------
FIXED ASSETS:
   Equipment                                            260,405      258,445
   Less accumulated depreciation and amortization       (85,736)     (75,316)
                                                    ------------ ------------
      Net fixed assets                              $   174,669  $   183,129
                                                    ------------ ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347      195,347
   Valuation allowance                                 (141,347)    (141,347)
                                                    ------------ ------------
      Net assets held for sale                      $    54,000  $    54,000
                                                    ------------ ------------
TOTAL ASSETS                                        $ 5,014,597  $ 4,498,976
                                                    ============ ============


The accompanying notes are an integral part of the consolidated financial statements.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                       March 31,  December 31,
                                                         1999        1998
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 1,517,345  $ 1,445,889
   Bank overdraft                                       337,436      260,404
   Accrued expenses                                     155,719      183,400
   Short-term debt                                    2,777,383    2,565,006
   Insurance and claims                                 215,273      181,524
   Accrued interest                                     455,259      392,883
   Accrued compensation                                  18,948       17,591
   Estimated fuel and other taxes                        76,223       75,695
                                                      ---------  -----------
      Total current liabilities                     $ 5,553,586  $ 5,122,392
                                                     -----------  -----------
LONG-TERM DEBT                                        2,890,217    2,849,262

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          843,254      825,254

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding 10,618,224     40,844,296   40,844,296
   Accumulated deficit                              (45,116,756) (45,142,228)
                                                    ------------  ----------
      Total shareholders' equity (deficiency)       $(4,272,460) $(4,297,932)
                                                    ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,014,597  $ 4,498,976
                                                    ============ ===========


The accompanying notes are an integral part of the consolidated financial statements.



                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


CAPTION>
                                                     1999            1998
                                                     ----            ----
OPERATING REVENUES                              $  7,391,858    $ 7,125,645
                                                 -----------     -----------
OPERATING EXPENSES:
   Purchased transportation                        5,659,825      5,494,135
   Insurance and claims                              200,440        252,032
   Salaries, wages, and other                        327,692        246,564
   Commissions                                       725,749        681,966
   Operating supplies and expense                    215,817        213,144
   Other expenses                                     80,490         74,878
                                                 ------------   ------------
     Total operating expenses                   $  7,210,013    $ 6,962,719
                                                ------------    ------------
OPERATING INCOME                                $    181,845    $   162,926
                                                ------------    ------------
NON-OPERATING INCOME (EXPENSE):
   Interest income                                     1,010            476
   Interest expense                                 (149,783)      (161,496)
   Other income                                       10,399            483
                                                ------------    ------------
     Total non-operating (expense)              $   (138,374)   $  (160,535)
                                                ------------    ------------

NET INCOME (LOSS)                               $     43,471    $     2,389
DIVIDENDS ON PREFERRED SHARES                        (18,000)       (18,000)
                                                ------------    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES    $     25,471    $   (15,611)
                                                ============    ============

INCOME PER COMMON SHARE:
        Net Income:
        Basic                                         $0.00          ($0.00)
        Diluted                                       $0.00          ($0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  -
      BASIC AND DILUTED                           10,618,224     10,618,224



The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                 Three Months Ended March 31,
                                                          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                      $  43,471    $  2,389
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                           10,419       2,593
  Changes in operating assets and liabilities:
    Accounts receivable - trade                         (292,287)    649,506
    Other receivables                                   (251,475)   (336,866)
    Prepaid assets                                        16,018     (27,727)
    Deposits                                               3,663          20
    Accounts payable                                      71,455     236,506
    Accrued expenses                                     (27,681)    (12,193)
    Accrued interest                                      62,376     (85,360)
    Insurance and claims                                  33,749      18,056
    Other accrued compensation                             1,357       2,851
    Fuel and other taxes                                     528     (57,247)
                                                       ---------    ---------
  Net Cash provided by (used in) operating activities  $(328,405)   $392,527
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (1,960)     (5,014)
                                                        --------    ---------

   Net cash used in investing activities                  (1,960)     (5,014)
                                                       ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit       218,896    (377,073)
  Proceeds from other related party loans                 72,992     163,124
  Principal payments on long term debt                   (38,555)
  Increase (Decrease) in bank overdraft                   77,032    (346,612)
                                                       ---------    ---------
  Net cash provided from (used in) financing activities  330,365   $(560,561)
                                                       ---------    ---------
NET DECREASE IN CASH                                           0    (173,047)
CASH, BEGINNING OF PERIOD                                      0     298,079
                                                        ---------  ----------
CASH, END OF PERIOD                                            0    $125,032
                                                        =========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year.


2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At March 31, 1999 and December 31, 1998, the Company's current liabilities exceeded its current assets by $1.2 million and $1.4 million, respectively. While this is an improvement, the Company's future still depends heavily on raising the capital to fund operations until its revenue growth generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions. Recent poor results and the inability to remain in compliance with financial covenants with its lenders continue to raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 1998, the Company was in violation of the debt service coverage ratio and covenants relating to capital expenditure limitation. On April 9, 1998 the lender issued a letter of default for these covenant violations. At March 31, 1999, it is in violation of the debt service coverage ratio and the net worth covenants. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Numerator                                             1999           1998

       Income (Loss) from continuing operations  %  43,471      $   2,389
       Dividends on preferred shares               (18,000)       (18,000)
                                                 ----------   ------------
       Loss available to common shareholders
       for basic and diluted EPS                 $  25,471      $ (15,611)
                                                 ----------   ------------
       Net income (loss) available to common
          Shareholders for basic and diluted EPS $  25,471      $ (15,611)
Denominator
       Weighted average common shares           10,618,224      10,618,224
        Outstanding for basic and diluted EPS

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.        SHORT-TERM DEBT

Short-term debt at March 31, 1999 and December 31, 1998 comprises:

                                               March 31,        December 31,
                                                 1999               1998
                                              ----------         ----------
Line of credit                              $ 2,665,756          $2,446,861
Current portion of long-term debt               111,627             118,145
                                              ----------         ----------
         Total                              $ 2,777,383          $2,565,006
                                              ==========         ==========

Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (7.75% and 8.50% at March 31, 1999 and December 31, 1998, respectively) plus 2.75% respectively. The Company's accounts receivable; property and other assets are pledged as collateral for advances under the line of credit agreement. At March 31, 1999 the amount borrowed was $ 2.7 million. The line of credit expires in May 2002.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1998, the Company was in violation of the debt service coverage ratio and covenants relating to capital expenditure limitation. On April 9, 1998 the lender issued a letter of default for these covenant violations. At March 31, 1999, it is in violation of the debt service coverage ratio and the net worth covenants.

                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.  LONG-TERM DEBT

Long-term debt at March 31, 1999 and December 31, 1998 comprises:

                                                     March 31,     December 31,
                                                       1999           1998
Note payable to August Investment
 Partnership interest at prime + .75%,
 interest only payments required, principal
 balance due January  2000                         $  250,000     $  250,000

Mortgage note payable to  Antonson/Kibler
 collateralized  by land,  interest at
 prime + .75%, interest only payments
 required, principal balance due
 July  2003                                           500,000        500,000

Mortgage note payable to ITE,
 collateralized  by land,  interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due March, 2002                                       32,875         56,428

Note payable collateralized by equipment
 monthly payments of $ 5679 interest at 7.8%
 through February, 2001                                94,390        109,392

Mortgage note payable to ITE interest at 9%
 Monthly repayment of $2850 are to begin
 on August 15, 1999                                    57,289         57,289

Mortgage note payable to AIFE interest at 9%
 Monthly installments of $2150 are to begin
 on August 15, 1999                                    43,256         43,256

Mortgage  note  payable to August Investment
 Partnership,  interest at prime + .75%,
 interest only payments required, principal
 balance due January, 2001                            100,000        100,000

Note payable to Antonson/Kibler interest at
 prime + .75%, interest only payments required,
 principal balance due January, 2001                1,924,034      1,851,042
                                                   ----------       --------
     Total debt                                   $ 3,001,844    $ 2,967,407
Less current portion                                  111,627        118,145
                                                   ----------       --------
Total long-term debt                              $ 2,890,217    $ 2,849,262
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


8.   STOCK OPTIONS


The Company has a stock option plan which allows the Board of Directors to grant options to officers and certain key employees to purchase common stock at the fair market value on the date of the grant. At March 31, 1999 and December 31, 1998 96,500 share were available for future option grants under the stock option plan. There were no options outstanding under the stock option plan as of March 31, 1999 and December 31, 1998.

During 1997, the Board of Directors granted options to purchase 80,000 shares of the Company's common stock to an unaffiliated investor at an exercise price of $.25 per share. These options were immediately exercisable and expire on December 31, 1999. As of March 31, 1999, no options under this grant had been exercised.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.


Results of Operations

The financial statements and related notes contained elsewhere in this Form 10-QSB and in the Company's Form 10-KSB for its fiscal year ended December 31, 1998 are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Period 1999 Compared to 1998

The Company's operating revenues increased from $7.1 million for the first quarter of 1998 to $7.3 million for the same period in 1999. The Company's operating revenues are generated principally from two truckload carriers Keystone, and Carolina National Transportation. Sales are generated through independent agents who originate shipments that then are transported by independent contractors who own their own equipment.

The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:

Item:                                                Average Percent
Purchased Transportation (PURTRANS)                          76.3%
Commissions to agents                                         9.0%
Insurance (Liability & Cargo)                                 4.2%
                   Total                                     89.5%

These expenses, as a result, remain relatively consistent (as a percent of sales). Actual results were as follows;


                                       (Dollar amounts stated in thousands)

First Quarter actual results                         1999           1998
Sales                                            $  7,391        $ 7,125
PURTRANS+ Commissions + Insurance                   6,586          6,428
          Actual Percentage                          89.1%          90.2%

The rest the of operations expenses have remained relatively fixed:

First Quarter results                                 1999          1998
Remaining operation expenses (Fixed Expenses)       $  624         $ 535


Fixed Expenses have increased by $ 89,000 between the first quarter of 1998 and the first quarter of 1999 which is not consistent with expected results. A large part of that increase is the cost of getting the companies software modified so it will function correctly when the date changes to the year 2000.


During the first quarter 1999 the increased sales less variable expenses reached a point where after subtracting the fixed expenses, an operating income of $181,845 was reached compared with $162,926 for the first quarter of 1998.

Lower interest rates combined with better collection and credit practices resulted in interest expense decreasing from 161,496 for the first quarter of 1998 to 149,783 for the first quarter of 1999.

Future Prospects

The Company's management remains hopeful about its future prospects. However, the Company's future depends on continued increases in revenue, and bringing its operations up to greater profitability.


Liquidity and Capital Resources

As of December 31, 1998, the Company's financial position remained poor. The Company had a net deficiency in shareholders' equity of $4.3 million. Working capital at December 31, 1998 and March 31, 1999 was $0.8 million.

     Accounts receivable at March 31, 1999 were $4.4 million, up from the balance of $4.0 million at year end December 31, 1998. The increase was due to a new office started in Wilmington, NC by Keystone and unusually high sales during the month of March.

     The bank overdraft and balance of the revolving line of credit has increase by $0.287 million from December 31, 1998 to March 31, 1999 due to the start up of the Wilmington office.

     The Company's principal source of liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of Keystone's, Gulf Line's and Carolina National's eligible accounts receivable. At March 31, 1999, the outstanding borrowings were $2.8 million.

     The Company is currently in violation of several covenants of the lender, and as noted elsewere has received a letter of default from FINOVA.

     Related party loans from AIP and Messrs. Kibler and Antonson have increased by $72,992 between December 31, 1998 and March 31, 1999.

      Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that an increase in operating performance, is essential to its long-term survival. Unfortunately, there can be no assurance that these goals will be achieved.

Quanitative and Qualitative Disclosures About Market Risk

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position, or cash flows as the Company has limited risks related to interest rate fluctuations. The interest rate paid to Finova has increased by approximately 20% as a result of Finova declaring the Company in default on the loan agreement.



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

     One of the Company's insurance providers,  American Inter-Fidelity Exchange
(AIFE) is managed by a Director of the Company and the Company has an investment in the provider. In addition, that Director also manages an affiliated insurance carrier, Indiana Truckers Exchange (ITE).

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


US 1 Industries, Inc.



Michael E. Kibler
President



Harold E. Antonson
Chief Financial Officer

June  14, 1999