Form 10-Q
period 1999-06-30
US 1 INDUSTRIES INC
filed 1999-08-11
CIK 351498

FORM 10-Q

               ------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For the  quarterly  period ended
                                 June 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


As of August 12, 1999, there were 10,618,224 shares of common stock outstanding.

Part I


Item 1. FINANCIAL STATEMENTS.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

ASSETS                                               June 30,     December 31,
                                                         1999           1998
                                                     (Unaudited)

CURRENT ASSETS:
   Cash                                             $            $
   Account receivable--trade less allowance for
    doubtful accounts of $123,854 and $95,083         4,106,228    4,041,966
   Other receivables                                    223,478       59,654
   Deposits                                             126,150      132,429
   Prepaid expenses                                      10,837       27,798
                                                    ------------ ------------
      Total current assets                            4,466,693    4,261,847
                                                    ------------ ------------
FIXED ASSETS:
     Equipment                                          147,278      258,445
     Less accumulated depreciation and amortization     (57,637)     (75,316)
                                                    ------------ ------------
      Net fixed assets                                   89,641      183,129
                                                    ------------ ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347      195,347
   Valuation allowance                                 (141,347)    (141,347)
                                                    ------------ ------------
      Net assets held for sale                           54,000       54,000
                                                    ------------ ------------
TOTAL ASSETS                                        $ 4,610,334  $ 4,498,976
                                                    ============ ============


The accompanying notes are an integral part of the consolidated financial statements.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                        June 30, December 31,
                                                         1999        1998
                                                     (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                                 $ 1,416,563  $ 1,445,889
   Bank overdraft                                       396,280      260,404
   Accrued expenses                                     165,031      183,400
   Short-term debt                                    2,401,818    2,565,006
   Insurance and claims                                 137,710`     181,524
   Accrued interest                                     517,068      392,883
   Accrued compensation                                  17,476       17,591
   Estimated fuel and other taxes                        42,962       75,695
                                                     -----------  -----------
      Total current liabilities                       5,094,908    5,122,392
                                                     -----------  -----------
LONG-TERM DEBT                                        2,838,141    2,849,262

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          861,254      825,254

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding 10,618,224     40,844,297   40,844,296
   Accumulated deficit                              (45,028,266) (45,142,228)
                                                    ------------  ----------
      Total shareholders' equity (deficiency)        (4,183,969)  (4,297,932)
                                                    ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 4,610,334  $ 4,498,976
                                                    ============ ===========


The accompanying notes are an integral part of the consolidated financial statements.



                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)



                                              Three Months Ended            Six Months Ended
                                              1999          1998            1999         1998

OPERATING REVENUES                       $ 8,198,207    $ 8,082,343   $ 15,590,065    $15,207,988
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                6,203,639      6,184,382      11,863,464    11,678,517
   Insurance and claims                      269,316        249,693         469,756       501,725
   Salaries, wages, and other                304,229        277,130         631,921       523,694
   Commissions                               761,168        862,304       1,486,917     1,544,270
   Operating supplies and expense            277,310        211,630         493,127       424,774
   Other expenses                            103,994         67,232         184,484       142,112
                                          ------------  ------------    ------------   -----------
     Total operating expenses              7,919,656      7,852,371      15,129,669    14,815,092
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                             278,551        229,972         460,396       392,896
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                             2,337            300           3,347           779
   Interest expense                         (165,387)      (167,843)       (315,170)     (329,339)
   Other income (expense)                     (9,010)        14,835           1,389        15,320
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)          (172,060)      (152,708)       (310,434)     (313,240)
                                          ------------  ------------    ------------   -----------
NET INCOME                              $    106,491     $   77,264   $     149,962   $    79,656
DIVIDENDS ON PREFFERRED SHARES                18,000         18,000          36,000        36,000
                                          -----------   ------------    ------------  ------------
NET INCOME AVAILABLE TO COMMON
SHARES                                        88,491         59,264         113,962        43,656
                                          ============  ============    ============  ============
EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED                     $       0.02     $     0.01   $        0.02   $      0.01
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-
  BASIC AND DILUTED                       10,618,224     10,618,224      10,618,224    10,618,224
                                          ============  ============    ============  ============



The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                                    Six Months Ended June 30,
                                                          1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $ 149,962    $ 79,656
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                           19,906       5,552
  Loss from disposal of equipment                         18,765
  Changes in operating assets and liabilities:
    Accounts receivable - trade                          (64,262)    413,164
    Other receivables                                   (163,824)   (489,506)
    Prepaid assets                                        16,961      32,234
    Deposits                                               6,279       2,056
    Accounts payable                                     (29,326)    234,366
    Accrued expenses                                     (18,369)     11,078
    Accrued interest                                     124,185     (77,774)
    Insurance and claims                                 (43,814)     59,328
    Other accrued compensation                              (115)    (23,723)
    Fuel and other taxes                                 (32,733)   (247,727)
                                                        ---------  ----------
  Net Cash provided by (used for) operating activities   (16,385)     (1,296)
                                                        ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (5,183)     (9,330)
  Proceeds from disposal of equipment                     60,000
  Sale of assets held for sale                                       227,879
                                                        ---------  ----------
  Net cash provided by investing activities               54,817     218,549
                                                        ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit                   (172,286)    (47,566)
  Principal payments on long term debt                   (42,667)
  Net proceeds from related party loans                   40,644     197,110
  Increase (Decrease) in bank overdraft                  135,876    (530,133)
                                                        ---------  ----------
  Net cash provided from (used for)financing activities  (38,433)   (380,589)
                                                        ---------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (163,336)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       298,079
                                                        ---------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $134,743
                                                        =========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full year.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At June 30, 1999 and December 31, 1998, the Company's current liabilities exceeded its current assets by $628,000 and $861,000, respectively. While this is an improvement, the Company's future still depends heavily on raising the capital to fund operations until its revenue growth generates sufficient cash flows to satisfy its indebtedness. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions. Recent poor results and the inability to remain in compliance with financial covenants with its lenders continue to raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 1998, the Company was in violation of the debt service coverage ratio and covenants relating to capital expenditure limitation. On April 9, 1999 the lender issued a letter of default for these covenant violations. At June 30, 1999, the company is in violation of the net worth covenant. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




3.       EARNINGS PER COMMON SHARE

The Company calculates earnings per share in accordance with the Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS). There were no outstanding options these periods.

                                        Three Months Ended    Six Months Ended
Numerator                               1999        1998       1999       1998
 Income from continuing operations $ 106,491    $ 77,264  $ 149,962   $ 79,656
 Dividends on preferred shares       (18,000)    (18,000)   (36,000)   (36,000)
                                    ----------   ----------- -------  --------
 Net income available to common
  shareholders for basic and
  diluted EPS                      $  88,491    $ 59,264  $ 113,962   $ 43,656
                                    ----------   ------------ ------- --------


Denominator
 Weighted average common shares
 outstanding for basic and
 diluted EPS                       10,618,224 10,618,224  10,618,224 10,618,224

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4.  SHORT-TERM DEBT


Short-term debt at June 30, 1999 and December 31, 1998 comprises:
                                               JUNE 30,        December 31,
                                                 1999               1998
                                              ----------         ----------
Line of credit                                $2,274,575         $2,446,861
Current portion of long-term debt                127,243            118,145
                                              ----------         ----------
         Total                                $2,401,818         $2,565,006
                                              ==========         ==========

Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (7.75% and 8.50% at June 30, 1999 and December 31, 1998, respectively) plus 2.75% respectively. The Company's accounts receivable; property and other assets are pledged as collateral for advances under the line of credit agreement. The line of credit expires in May 2002.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1998, the Company was in violation of the debt service coverage ratio and covenants relating to capital expenditure limitation. On April 9, 1999 the lender issued a letter of default for these covenant violations. At June 30, 1999, it is in not violation of the debt service coverage ratio, but is still in violation of the net worth covenant. As a result, at June 30, 1999 the company remains in default for covenant violations.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.  LONG-TERM DEBT

Long-term debt at June 30, 1999 and December 31, 1998 comprises:
                                                     June 30,   December 31,
                                                       1999          1998
                                                     ---------   ------------
Mortgage note payable to August Investment
 Partnership  collateralized by land,
 interest at prime + .75%,  interest only
 payments  required,  principal balance
 due July 31, 2001                                   $250,000       $250,000

Mortgage note payable to  Antonson/Kibler
 collateralized  by land,  interest at
 prime + .75% interest only payments
 required, principal balance due
 July 2, 2003                                         500,000        500,000

Mortgage note payable to ITE,
 collateralized  by land, interest at 9%,
 monthly repayments of $5,000, including
 interest, remaining principal balance
 due March, 2002.                                      23,131         56,428

Note payable collateralized by equipment
 monthly payments of $ 3985.39 interest at 7.8%
 through February, 2001                                66,725        109,392

Mortgage note payable to ITE interest at 9%
 Monthly repayment of $2850 are to begin
 on August 15, 1999                                    57,289         57,289

Mortgage note payable to AIFE interest at 9%
 Monthly installments of $2150 are to begin
 on August 15, 1999                                    43,256         43,256

Mortgage  note  payable to August Investment
 Partnership,  interest at prime + .75%, interest
 only payments required, principal balance due
 January, 2001                                        100,000        100,000

Note payable to Antonson/Kibler interest at
 prime + .75%, interest only payments required,
 principal balance due January, 2001                1,924,983      1,851,042

                                                     --------       --------
Total debt                                          2,965,384      2,967,407
Less current portion                                  127,243        118,145
                                                   ----------       --------
Total long-term debt                               $2,838,141     $2,849,262
                                                   ==========       ========

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6.   COMMITMENTS AND CONTINGENCIES

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


7.   STOCK OPTIONS

The Company has a stock option plan which allows the Board of Directors to grant options to officers and certain key employees to purchase common stock at the fair market value on the date of the grant. At June 30, 1999 and December 31, 1998 96,500 share were available for future option grants under the stock option plan. There were no options outstanding under the stock option plan as of June 30, 1999 and December 31, 1998.

During 1997, the Board of Directors granted options to purchase 80,000 shares of the Company's common stock to an unaffiliated investor at an exercise price of $.25 per share. These options were immediately exercisable and expire on December 31, 1999. As of June 30, 1999, no options under this grant had been exercised.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Results of Operations

The financial statements and related notes contained elsewhere in this Form 10-Q and in the Company's Form 10-KSB for its fiscal year ended December 31, 1998 are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Period 1999 Compared to 1998

The Company's operating revenues increased from $15.2 million for the first six months of 1998 to $15.6 million for the same period in 1999. The Company's operating revenues are generated principally from two truckload carriers Keystone, and Carolina National Transportation. Sales are generated through independent agents who originate shipments that then are transported by independent contractors who own their own equipment.

The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:

Item:                                                Average Percent
Purchased Transportation (PURTRANS)                          76.10%
Commissions to agents                                         9.54%
Insurance                                                     3.01%
                   Total                                     88.65%


These expenses, as a result, remain relatively consistent (as a percent of sales). Insurance rates will be increasing in the second half of 1999 by approximately 20%. This is likely to adversely affect net income. Actual results were as follows;


                                       (Dollar amounts stated in thousands)
First Six months actual results                      1999           1998
Sales                                              $15,590        $ 7,125
PURTRANS+ Commissions + Insurance                   13,820          6,428
          Actual Percentage                          88.6%           90.2%

The rest of the operating expenses are as follows:

First Six months actual results                      1999           1998
Remaining operating expenses (Fixed Expenses)       $1,310         $1,090

Fixed Expenses have increased by $ 220,000 between the first six months of 1998 and the first six months of 1999 which is not consistent with expected results. The increase is primarily due to the cost of modifying the companies software so it will function correctly when the date changes to the year 2000.

During the first six months of 1999 the increased sales less variable expenses reached a point where, after subtracting the fixed expenses, an operating income of $ 460,396 was reached.

Better collection and credit practices resulted in lower outstanding balances of debt and as a result interest expense has decreased from $ 329,339 for the first six months of 1998 to $ 315,170 for the first six months of 1999.

Future Prospects

The Company's management remains hopeful about its future prospects. However, the Company's future depends on continued increases in revenue, and bringing its operations up to greater profitability.

Liquidity and Capital Resources

As of June 30, 1999, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.1 million.

Working capital has increased from $ 0.8 million at December 31, 1999 to $ 1.0 million at June 30, 1999.

Accounts  receivable  at June 30, 1999 were 4.1 million,  up from the balance of
4.0 million at December 31, 1998.

The Company's principal source of outside liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of eligible accounts receivable. At June 30, 1999, the outstanding borrowings were $2.3 million. The Company is in violation of the net worth covenant with the lender and therefore has been placed in default.

Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that an increase in operating performance is essential to its long-term survival. Unfortunately, there can be no assurance that these goals will be achieved.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position, or cash flows as the Company has limited risks related to interest rate fluctuations. The interest rate paid to Finova has increased from March 31, 1999 to June 30, 1999 as a result of Finova declaring the Company in default on the loan agreement.

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

August 10, 1999