Form 10-Q/A
period 1999-06-30
US 1 INDUSTRIES INC
filed 1999-08-31
CIK 351498

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



                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)



                                              Three Months Ended            Six Months Ended
                                              1999          1998            1999         1998

OPERATING REVENUES                       $ 8,198,207    $ 8,082,343   $ 15,590,065    $15,207,988
                                          ------------  ------------    ------------  ------------
OPERATING EXPENSES:
   Purchased transportation                6,203,639      6,184,382      11,863,464    11,678,517
   Insurance and claims                      269,316        249,693         469,756       501,725
   Salaries, wages, and other                304,229        277,130         631,921       523,694
   Commissions                               761,168        862,304       1,486,917     1,544,270
   Operating supplies and expense            277,310        211,630         493,127       424,774
   Other expenses                            103,994         67,232         184,484       142,112
                                          ------------  ------------    ------------   -----------
     Total operating expenses              7,919,656      7,852,371      15,129,669    14,815,092
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                             278,551        229,972         460,396       392,896
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                             2,337            300           3,347           779
   Interest expense                         (165,387)      (167,843)       (315,170)     (329,339)
   Other income (expense)                     (9,010)        14,835           1,389        15,320
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)          (172,060)      (152,708)       (310,434)     (313,240)
                                          ------------  ------------    ------------   -----------
NET INCOME                              $    106,491     $   77,264   $     149,962   $    79,656
DIVIDENDS ON PREFFERRED SHARES                18,000         18,000          36,000        36,000
                                          -----------   ------------    ------------  ------------
NET INCOME AVAILABLE TO COMMON
SHARES                                        88,491         59,264         113,962        43,656
                                          ============  ============    ============  ============
EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED                     $       0.01     $     0.01   $        0.01   $      0.01
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-
  BASIC AND DILUTED                       10,618,224     10,618,224      10,618,224    10,618,224
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