Form 10-Q
period 1999-09-30
US 1 INDUSTRIES INC
filed 1999-11-15
CIK 351498

FORM 10-Q

                  ------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For  the  quarterly   period  ended
                             September 30, 1999.

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


As of November 3, 1999, there were 10,618,224 shares of common stock were outstanding.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:    14

Part I

Item 1. FINANCIAL STATEMENTS.



                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

ASSETS
                                                   September 30,   December 31,
                                                         1999           1998
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                             $         0    $         0
   Accounts receivable--trade less allowance for
     doubtful accounts of $98,985 and $95,083         4,255,215      4,041,966
   Other receivables                                    118,389         59,654
   Deposits                                             128,627        132,429
   Prepaid expenses                                      12,448         27,798
                                                    ------------   ------------
      Total current assets                            4,514,679      4,261,847
                                                    ------------   ------------
FIXED ASSETS:
   Equipment                                            100,738        258,445
   Less accumulated depreciation and amortization       (47,312)       (75,316)
                                                    ------------   ------------
      Net fixed assets                                   53,426        183,129
                                                    ------------   ------------
ASSETS HELD FOR SALE:
   Land                                                 195,347        195,347
   Valuation allowance                                 (141,347)      (141,347)
                                                    ------------   ------------
      Net assets held for sale                           54,000         54,000
                                                    ------------   ------------
TOTAL ASSETS                                        $ 4,622,105    $ 4,498,976
                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               SEPTEBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                           SEPTEMBER 30, DECEMBER 31,
                                    1999 1998
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 1,367,634    $ 1,445,889
   Bank Overdraft                                       298,778        260,404
   Accrued expenses                                     171,991        183,400
   Short-term debt                                    2,438,214      2,565,006
   Insurance and claims                                 183,039        181,524
   Accrued interest                                     543,486        392,883
   Accrued compensation                                  15,222         17,591
   Estimated fuel and other taxes                        65,676         75,695
                                                     -----------    -----------
      Total current liabilities                       5,084,040      5,122,392
                                                     -----------    -----------
LONG-TERM DEBT                                        2,782,416      2,849,262

REDEEMABLE PREFERRED STOCK,
     authorized 5,000,000 shares; no par value,
     Series A shares outstanding: 1,094,224
     Liquidation preference $0.3125 per share.          879,254        825,254

SHAREHOLDERS' EQUITY (DEFICIENCY):

   Common stock authorized 20,000,000 shares;
     no par value; shares outstanding 10,618,224     40,844,297     40,844,296
   Accumulated deficit                              (44,967,902)   (45,142,228)
                                                    ------------    ----------
      Total shareholders' equity (deficiency)        (4,123,605)    (4,297,932)
                                                    ------------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                    $ 4,622,105    $ 4,498,976
                                                    ============   ===========


The accompanying notes are an integral part of the consolidated financial statements.


                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                 Three Months Ended           Nine Months Ended
                                  September 30,                  September 31,
                                1999          1998            1999         1998
                                ----          ----            ----         ----

OPERATING REVENUES       $ 8,077,835   $ 7,681,683   $  23,667,900   $22,889,671
                        ------------  ------------    ------------  ------------
OPERATING EXPENSES:

   Purchased transportation                 6,286,668     5,758,520      18,150,132    17,437,007
   Insurance and claims                       251,718       242,788         721,474       744,513
   Salaries, wages, and other                 321,134       297,152         953,055       820,846
   Commissions                                757,688       808,536       2,244,605     2,352,806
   Operating supplies and expense             181,894       350,944         675,021       775,718
   Other expenses                              46,083       115,417         230,567       257,559
                                          ------------  ------------    ------------   -----------
     Total operating expenses               7,845,185     7,573,357      22,974,854    22,388,449
                                          ------------  ------------    ------------   -----------
OPERATING INCOME                              232,650       108,326         693,046       501,222
                                          ------------  ------------    ------------   -----------
NON-OPERATING INCOME (EXPENSE):
   Interest income                              2,795         4,748           6,142         5,527
   Interest expense                          (160,841)     (189,448)       (476,011)     (518,787)
   Other income                                 3,760        14,516           5,149        29,835
                                          ------------  ------------    ------------   -----------
     Total non-operating (expense)           (154,286)     (170,184)       (464,720)     (483,425)
                                          ------------  ------------    ------------   -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                           78,364       (61,858)        228,326        17,797

EXTRAORDINARY ITEM
    GAIN ON SALE OF REAL ESTATE                     0        61,055               0        61,055
                                          ------------   ----------     ------------   ----------
NET INCOME (LOSS)                              78,364          (803)        228,326        78,852

DIVIDENDS ON PREFERRED SHARES                  18,000        18,000          54,000
54,000
                                          ------------   -----------    ------------   -----------
NET INCOME (LOSS) TO COMMON SHARES             60,364       (18,803)        174,326        24,852
                                          ============  ============    ============  ============

EARNINGS (LOSS) PER COMMON SHARE
      Income (Loss) before extraordinary item   0.006        (0.008)         0.016        (0.004)
      Extraordinary item                        0.000         0.006          0.000         0.006
                                          ------------  ------------    ------------  ------------
      Net Income (Loss) per common share
                                                0.006        (0.002)         0.016         0.002
                                          ============  ============    ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES   10,618,224    10,618,224      10,618,224    10,618,224
                                          ============  ============    ============  ============

The accompanying notes are an integral part of the consolidated financial statements.



                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                Nine Months Ended September 30,
                                                           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                      $ 228,326     $  17,797
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                           25,351        64,069
  Loss from disposal of equipment                         27,284        61,055
    Changes in operating assets and liabilities:
    Accounts receivable - trade                         (213,249)      799,702
    Other receivables                                    (58,735)      (82,216)
    Prepaid assets                                        15,350        14,366
    Deposits                                               3,802         7,425
    Accounts payable                                     (78,255)     (648,710)
    Accrued expenses                                     (11,408)       22,783
    Accrued interest                                     150,603       125,934
    Insurance and claims                                   1,515       (20,074)
    Other accrued compensation                           ( 2,369)      (21,568)
    Fuel and other taxes                                 (10,019)     (193,699)
                                                        ----------   ----------
   Net Cash used for operating activities                 23,628        58,023
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (5,183)     (245,800)
  Proceeds from the sale of Real Estate                   82,251       229,879
                                                        ----------   ----------
   Net cash used for investing activities                 77,068        17,921
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit                   (103,485)     (393,262)
  Principal payments on long term debt                   (76,380)      (33,787)
  Net proceeds from related party loans                  (13,773)            0
  Increase (Decrease) in bank overdraft                   38,374             0
                                                        ----------   ----------
  Net cash provided from(used for)financing activities   (65,264)     (427,049)
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           0     (298,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 0      298,079
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $        0     $       0
                                                        ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations and cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At September 30, 1999 and December 31, 1998, the Company's current liabilities exceeded its current assets by $497,000 and $860,000, respectively. While this is an improvement, the Company's future still depends heavily on raising capital necessary to fund operations until its revenue growth generates sufficient cash flows to satisfy its obligations. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions to improve this situation. Recent poor results and the inability to remain in compliance with financial covenants with its lenders continue to raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 1998, the Company was in violation of the debt service coverage ratio and covenants relating to capital expenditure limitation. On April 9, 1999 the lender issued a letter of default for these covenant violations. At September 30, 1999, the company is in violation of the net worth covenant. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



3.       EARNINGS PER COMMON SHARE

The Company calculates earnings per share in accordance with the Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS).

                                        Three Months Ended   Nine Months Ended
Numerator                               1999        1998       1999       1998
 Income (Loss) before
   extraordinary item              $  78,364    $(61,858)  $ 228,326  $ 17,797
 Dividends on preferred shares       (18,000)    (18,000)    (54,000)  (54,000)
                                    ----------   ----------- -------  --------
 Income(Loss)available to common
  shareholders for basic and
  diluted EPS                      $  60,364    $ (79,858)  $ 174,326 $ 36,203
                                    ----------   ------------ ------- --------


Denominator
 Weighted average common shares
 outstanding for basic and
 diluted EPS                       10,618,224 10,618,224  10,618,224 10,618,224

The Company has options outstanding that are not included in the computation of diluted EPS because the options are considered antidilutive for the periods presented.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. Short Term Debt

Short-term debt at September 30, 1999 and December 31, 1998 comprises:


                                          September 30,        December 31,
                                                 1999               1998
                                              ----------         ----------
Line of credit                             $2,343,376         $2,446,861
Current portion of long-term debt              94,838            118,145
                                           ----------         ----------
         Total                                $2,438,214         $2,565,006
                                              ==========         ==========

Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.25% and 8.50% at September 30, 1999 and December 31, 1998, respectively) plus 2.75% respectively. The Company's accounts receivable, property and other assets are pledged as collateral for advances under the line of credit agreement. The line of credit expires in May 2002. The lender has placed the company in default of it's loan agreement as previously stated and is currently charging a default interest rate of 13%.

The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, restrictions on compensation levels of key officers, and prohibition of additional indebtedness without prior authorization. As of December 31, 1998, the Company was in violation of the debt service coverage ratio and covenants relating to capital expenditure limitation. On April 9, 1999 the lender issued a letter of default to these covenant violations. At September 30, 1999, it is not in violation of the debt service coverage ratio, but is still in violation of the net worth covenant. As a result, at September 30, 1999 the company remains in default.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




5.  LONG-TERM DEBT

Long-term debt at September 30, 1999 and December 31, 1998 comprises:

                                                  September 30,   December 31,
                                                       1999          1998
                                                     ---------   ------------

Mortgage note payable to August Investment  Partnership  collateralized by land, interest at prime + .75%,  interest only payments  required,  principal balance due
 July 31, 2001                                     $  250,000     $  250,000

Mortgage note payable to  Antonson/Kilber  collateralized  by land,  interest at prime + .75%, interest only payments required, principal balance due
 July 02, 2003                                        500,000        500,000

Mortgage note payable to ITE,  collateralized  by land,  interest at 9%, monthly repayments of $5,000, including interest, remaining principal balance
 due March, 2002                                            0         56,428

Note payable collateralized by equipment
 monthly payments of $3985.39 interest at 7.8%
 through February, 2001                                56,028        109,392

Mortgage note payable to ITE interest at 9%
 monthly repayment of $2850 are to begin on
 August 15, 1999 through March 15, 2002                75,349         57,289

Mortgage note payable to AIFE interest at 9%
 monthly installments of $2150 are to begin on
 August 15, 1999 through March 15, 2002                58,608         43,256

Mortgage note payable August  Investment  Partnership  interest at prime + .75%, interest Only payments required, principal balance due
 January, 2001                                        100,000        100,000

Note payable to Antonson/Kibler interest at
 prime + .75%, interest only payments required,
 principal balance due January, 2001                1,837,269      1,851,042
                                                   ----------       --------
     Total debt                                     2,877,254      2,967,407
Less current portion                                   94,838        118,145
                                                   ----------       --------
Total long-term debt                              $ 2,782,416   $  2,849,262
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

7.   STOCK OPTIONS

The Company has a stock option plan which allows the Board of Directors to grant options to officers and certain key employees to purchase common stock at the fair market value on the date of the grant. At September 30, 1999 and December 31, 1998 96,500 share were available for future option grants under the stock option plan. There were no options outstanding under the stock option plan as of September 30, 1999 and December 31, 1998.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Results of Operations

The financial statements and related notes contained elsewhere in this Form10-Q and in the Company's Form 10-KSB for its fiscal year ended December 31, 1998 are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Period 1999 Compared to 1998

The Company's operating revenues increased from $22.8 million for the first nine months of 1998 to $23.6 million for the same period in 1999. The Company's operating revenues are generated principally from two truckload carriers, Keystone and Carolina National Transportation. Sales are generated through independent agents who originate shipments that then are transported by independent contractors who own their own equipment.

The Company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:

                                                     Average Percent
Purchased Transportation (PURTRANS)                          76.0%
Commissions to agents                                         9.5%
Insurance                                                     3.0%
                   Total                                     89.2%


These expenses, as a result, remain relatively consistent (as a percent of operating revenues).

The following table summarizes the actual results for the nine months ended September 30, 1999 .and. 1998:

                                       (Dollar amounts stated in thousands)
                                                      1999           1998
Operating revenues                                 $23,668        $22,890
Purtrans, Commissions, and Insurance                21,116         20,534
          Actual Percentage                          89.2%           89.7%

Other operating expenses for the nine months ended September 30, 1999 remained consistent at $1.9 million compared with the same period in 1998. The increase in operating revenues together with holding operating expenses constant resulted in an increase in operating income of $192,000.

Continuing good collection and credit practices resulted in lower outstanding balances of debt and as a result interest expense has decreased from $ 518,787 for the first nine months of 1998 to $ 476,011 for the first nine months of 1999.

Future Prospects

The Company's management remains hopeful about its future prospects. However, the Company's future depends on continued increases in revenue, and bringing its operations up to greater profitability.

Liquidity and Capital Resources

As of September 30, 1999, the Company's financial position remains precarious. The Company had a deficit in shareholders' equity of $4.1 million.

Accounts receivable at September 30, 1999 were 4.2 million, up from the balance of 4.0 million at December 31, 1998.

The Company's principal source of outside liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 80% of eligible accounts receivable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years. At September 30, 1999 and December 31, 1998, the Company's current liabilities exceeded its current assets by $497,000 and $860,000, respectively. While this is an improvement, the Company's future still depends heavily on raising capital necessary to fund operations until its revenue growth generates sufficient cash flows to satisfy its obligations. Revenue growth and the resulting improved cash flows would enable the Company to reduce its third party debt and improve its working relationships with potential agents and independent contractors. The Company is exploring options to raise capital and various other potential transactions to improve this situation. Recent poor results and the inability to remain in compliance with financial covenants with its lenders continue to raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 1998, the Company was in violation of the debt service coverage ratio and covenants relating to capital expenditure limitation. On April 9, 1999 the lender issued a letter of default for these covenant violations. At September 30, 1999, the company is in violation of the net worth covenant. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position, or cash flows as the Company has limited risks related to interest rate fluctuations. The Company is currently still paying a default rate of 13% interest. At the point in time when the Company is able to cure the events of default with its lender the interest rate will return to the rate provided by the credit agreement (currently 11.25%).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


US 1 Industries, Inc.



Michael E. Kibler
President



Harold Antonson
Chief Financial Officer

November 15, 1998