Form 10-K
period 1999-12-31
US 1 INDUSTRIES INC
filed 2000-03-30
CIK 351498

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the  fiscal  year  ended  December  31, 1999.
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission File No. 1-8129.

                              US 1 INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


Indiana
(State of Incorporation)
(I.R.S. Employer Identification No.)                 95-3585609

1000 Colfax, Gary, Indiana 46406
(Address of principal executive
offices)           (Zip Code)
Registrant's telephone number, including area code: (219) 944-6116
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
Title of each class on which registered
Common Stock, no par value                    None


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained wherein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 15, 2000, there were 10,618,224 shares of registrant's common stock were outstanding, and the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $1,000,000. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

                                     PART 1

Item 1.  Business.

     The registrant, US 1 Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "US 1" or the "Company"), through its subsidiaries is an interstate trucking company operating in 48 states. The Company's business consists of a truckload operation for which the Company obtains substantially all of its business through independent sales agents who then arrange with independent truckers to haul the freight to the desired destination.

     US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of Indiana. The Company's principal subsidiaries consist of Blue and Grey Transport, Inc., an Indiana corporation ("BGT"), Blue and Grey Brokers, Inc., an Indiana corporation ("BGB"), Carolina National Logistics, Inc., an Indiana corporation ("CNL"), Carolina National Transportation, Inc., an Indiana corporation ("CNT"), Gulf Line Brokerage, Inc., an Indiana Corporation ("GLB"), Gulf Line Transportation, Inc., an Indiana Corporation ("GLT"), Keystone Lines, a California corporation ("Keystone"), and TC Services, Inc., a California corporation ("TCS"). BGT, BGB, CNL, CNT, GLB, GLT, and Keystone operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies.

Operations

     The Company carries virtually all forms of freight transported by truck, except bulk goods and hazardous materials, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

     The Company contracts with independent truckers and sales agents and pays them a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors. Consequently, short-term fluctuations in operating activity have less of an impact on this component of the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the cost of employing drivers and maintaining equipment. Like other truck transportation companies, however, US 1's revenues are affected by competition and the state of the economy.

     The Company's principal focus during 1999 was growing the Company through expansion of Carolina National Transportation, and controlling the cost of operations.

Marketing and Customers

     The Company conducts its business through independent sales agents. The sales agents have facilities and personnel to monitor and coordinate shipments and to dispatch independent contractors who own and operate their own trucks for freight transportation.

     Approximately 86% of the Company's revenues from its trucking operations are allocated to the payment of independent contractors and sales agents.

     During 1999, the Company utilized the services of approximately 30 sales agents. One agent accounted for 18% and 15% of the Company's revenue for the years ended December 31, 1999 and December 31, 1998, respectively. The Company shipped freight for approximately 1,000 customers in 1999, no one of which accounted for more than of 10% of the Company's total revenues.

     In 1998 and 1997, one other agent accounted for 12% and 14%, respectively, of the Company's total revenues. No customers in 1998 or 1997 accounted for more than 10% of the Company's revenues.

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

Employees

     At December 31, 1999, the Company had approximately thirty-five full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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

     The Company also faces competition for the services of independent trucking contractors and sales agents. Sales agents routinely do business with a number of carriers on an ongoing basis. The Company has attempted to develop a strong sales agent network by maintaining a policy of prompt payment for services rendered.

     Competition  is  based  on  several  factors;   principally   cost,  timely
availability of equipment and quality of service.

Insurance

     The Company insures the trucks with automobile liability insurance coverage of up to $2 million per occurrence with a $5,000 deductible. The Company has cargo insurance coverage of $200,000 per occurrence ($400,000 for catastrophes) with a $10,000 deductible. The Company also maintains a commercial general liability policy with a limit of $1,000,000 per occurrence and no deductible.

Potential Changes in Fuel Taxes

     From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted and, if enacted, whether or not the Company will be able to reflect the increases in prices to customer. Competition from non-trucking modes of transportation and from intermodal transportation would be likely to increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

Independent Contractor Status

     From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

     Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect the Company's results of operations if the Company were unable to reflect them in its fee arrangements with the independent contractors and agent or in the prices charged to its customer.

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

Environmental Regulation

     The Company owns property in Phoenix, Arizona that was formerly leased to Transcon Lines ("Lines") as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the State environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 1999 and 1998.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The statements contained in Item 1 (Description of Business) and Item 6 (Management Discussion and Analysis of Financial Condition and Results of Operation); particularly the statements under "Future Prospects" contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in 2000 and beyond to differ materially from those suggested by any forward-looking statements. These risks and uncertainties include, without limitation, a lack of historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.

Item 2.  Properties

     The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices on a month to month basis for $2,200 per month from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.
     Carolina National leases 2,400 sq. ft of office space in Mt. Pleasant, SC for $2,700 per month. The current lease expires June 30, 2000. Management believes that the Company's leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.

Item 3.  Legal Proceedings

     Cam Regional Transport has filed a complaint against the Company which alleges breach of contract, claiming that Trailblazer Transportation, Inc., a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with Cam Regional Transport, Inc and Laurel Mountain Leasing, Inc. The complaint seeks damages of $284,000 plus interest from November 1992. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol USOO.

     The following table sets forth for the period indicated the high and low sales prices per share of the Common Stock as reported on the New York Stock Exchange Composite Tape through June 1998. The prices since June 1998 are as reported from NASDAQ quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


     Calendar Year                            High                        Low
-----------------------------------------------------------------------------
      1999
      ----
      First Quarter                            3/32                       1/32
      Second Quarter                           1/8                        1/64
      Third Quarter                            1/8                        1/64
      Fourth Quarter                           9/64                       3/64
      1998
      First Quarter                           13/32                       7/32
      Second Quarter                           3/8                        1/4
      Third Quarter                            3/8                        3/32
      Fourth Quarter                           3/32                       1/16

     As of March 15, 2000, there were 3,281 holders of record of Common Stock.

     The Company has not paid any cash dividends on its Common Stock. Management does not anticipate paying any dividends on the Common Stock in the foreseeable future, and the Company's current credit agreement prohibits the payment of dividends.

Item 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 1999 and 1998 have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements is included herein under Item 8. The consolidated financial statements for the year ended December 31, 1997 were audited by PricewaterhouseCoopers, LLP whose report on such consolidated financial statements is included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   (in thousands, except per share data)
                                      Fiscal Year Ended December 31,
                                      1999        1998       1997      1996      1995

STATEMENT OF OPERATIONS DATA:
Operating revenues                   $32,333     $30,177    $25,422   $15,412   $14,904
Other operating costs and expenses     3,481       3,408      3,806     2,394     2,147
Purchased transportation              24,846      23,417     19,676    11,694    11,318
Commissions                            3,052       3,178      2,361     1,498     1,250

Operating income (loss)                  954         174       (421)     (174)      189

Interest expense                         661         744        435       282       205

Income (loss) before extraordinary item  412         173       (803)     (339)      679

Net income (loss)                        412         173       (192)      341      (820)

Income (loss) per common share before Income (loss) from operations:
        Basic                          $0.03       $0.01     ($0.08)   ($0.01)   ($0.08)
        Diluted                        $0.03       $0.01     ($0.08)   ($0.01)   ($0.08)
  Extraordinary item
        Basic                          $0.00       $0.00      $0.06     $0.05     $0.00
        Diluted                        $0.00       $0.00      $0.06     $0.05     $0.00
  Earnings (loss) per share:
        Basic                          $0.03       $0.01     ($0.02)    $0.04    ($0.08)
        Diluted                        $0.03       $0.01     ($0.02)    $0.04    ($0.08)
  Weighted average shares outstanding:
        Basic                     10,618,224  10,618,224 10,616,397 9,879,077 9,829,336
        Diluted                   10,618,224  10,618,224 10,616,397 9,879,077 9,829,336

BALANCE SHEET DATA:
  Total assets                         5,352       4,499      6,261     2,198     2,287
  Long-term debt, including
   current portion                     2,547       2,967      2,571       583       530
  Working capital deficiency            (712)       (861)    (1,451)   (3,016)   (3,389)
  Shareholders' deficiency            (3,968)     (4,298)    (4,399)   (4,020)   (4,697)

OTHER DATA:
  Cash (used in) provided by
   operating activities                 (370)        490     (3,630)     (445)   (1,401)
  Cash provided by (used in)
   investing activities                   74          58       (269)      149       592
  Cash (used in) provided by
   financing activities                  296        (848)     3,971       468       781

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

     Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commission to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with revenue generated through independent commission sales agents.

     A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease, on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

     The following table set forth the percentage relationships of expense items to revenue for the periods indicated:

                                 Fiscal Years
                                                 --------------------------
                                                  1999     1998     1997
                                                  ------   ------   ------
Revenue                                           100.0%   100.0%   100.0%

Operating expenses:
    Purchased transportation                       76.8     77.6     77.4
    Commissions                                     9.4     10.5      9.3
    Insurance and claims                            3.3      3.1      3.7
    Salaries, wages and other                       3.9      4.1      5.1
    Other operating expenses                        3.6      4.1      6.2
                                                  ------   ------   ------
     Total operating expenses                      97.0     99.4    101.7
                                                  ------   ------   ------
Operating income (loss)                             3.0      0.6     (1.7)

1999 Compared to 1998

     Revenue for the fiscal year 1999 was $32.3 million, an increase of $2.2 million, or 7.1%, over revenue for the 1998 fiscal year. The increase was attributable to continued growth at Carolina National Transportation, and the operations of a new agent at Keystone Lines.

     Purchased transportation was 76.8% of revenue in 1999 compared with 77.6% in 1998. The decrease in the percentage of purchased transportation to revenue was primarily attributable to management having better control over the ancillary costs.

     Commissions to agents were 9.4% of revenue in 1999 compared with 10.5% in 1998 primarily due to contracts with newer divisions negotiated a lower percentage rate.

     Insurance and claims were 3.3% of revenue in 1999 compared with 3.1% in 1998 primarily due to higher premium costs associated with a new insurance carrier for Carolina National.

     Salaries, wages and other expenses were 3.9% of revenue in 1999 and 4.1% in 1998. The slight decrease in salaries, wages and other expenses as a percentage of revenue was due to the Company's continued efforts to control overhead costs. Other operating expenses were 3.6% of revenue in 1999 and 4.1% in 1998. The decrease in other operating expenses as a percentage of revenue was also primarily attributable to the cost containment measures established by the Company.

     Based on the changes in revenue and expenses discussed above, operating income increased by $780,000 from $174,000 in 1998 to $964,000 in 1999.

     Interest expense remained constant at $0.7 million for fiscal year 1999 and 1998. An increase in the Company's interest rate on its revolving line of credit to a default rate of prime plus 4.75% was equally offset by a decrease in the average outstanding balance in 1999.

     Non-operating income (expense), exclusive of interest expense, decreased from $743,000 in 1998 to $119,000 in 1999. The decrease was primarily attributable to the write off of old payables in 1998 as discussed in Note 13 to the consolidated financial statements.

     Net income in 1999 was $412,000 compared with $173,000 in 1998. Income available to common shareholders was $330,000, or $0.03 per common share, in 1999 compared with $101,000, or $0.01 per common share, in the prior year.

1998 Compared to 1997

     Revenue for the fiscal year 1998 was $30.2 million, an increase of $4.8 million, or 18.7%, over revenue for the 1997 fiscal year. The increase was primarily attributable to the start-up of Carolina National Transportation, offset by a decrease in revenue of Keystone Lines caused by a loss of certain agent relationships.

     Purchased transportation was 77.6% of revenue in 1998 compared with 77.4% in 1997. Commissions to agents were 10.5% of revenue in 1998 compared with 9.3% in 1997 primarily due to change in agent relationships and the Company's need to attract new agents with higher commission rates. Insurance and claims were 3.1% of revenue in 1998 compared with 3.7% in 1997 primarily due to favorable loss experience in 1998.

     Salaries, wages and other expenses were 4.1% of revenue in 1998 and 5.1% in 1997. The decrease in salaries, wages and other expenses as a percentage of revenue was due to the Company's efforts to control overhead costs. Other operating expenses were 4.1% of revenue in 1998 and 6.2% in 1997. The decrease in other operating expenses as a percentage of revenue was also primarily attributable to the implementation of cost containment measures by the Company.

     Based on the changes in revenues and expenses discussed above, operating income (loss) increased by $595,000 from an operating loss of $421,000 in 1997 to an operating income of $174,000 in 1998.

     Interest expense increased from $0.4 million in 1997 to $0.7 million in 1998. The Company's need for additional working capital to finance the Carolina National Transportation start-up resulted in an increase in the average balance of the revolving line of credit.

     Non-operating  income (expense),  exclusive of interest expense,  increased from $54,000 in 1997 to $743,000 in 1998. The increase was primarily attributable to the write off of old payables in 1998 as discussed in Note 13 to the consolidated financial statements.

     In 1997, the Company recorded an extraordinary gain of $610,000 (or $.06 per common share) resulting from the bankruptcy of Trailblazer Transportation (a subsidiary of Keystone Lines, Inc.)

     Net income in 1998 was $173,000 compared with a net loss of $192,000 in 1997. Income available to common shareholders was $101,000, or $0.01 per common shared, in 1998 compared with a loss available to common shareholders of $254,000, or $0.02 per common share, in the prior year.


Future Prospects

     The Company has experienced operating losses and negative cash flows in recent years and currently has a net working capital deficiency and shareholders' deficiency. In addition, the company is in default of its revolving line of credit agreement and the lender has demanded payment of all outstanding balances no later than April 28, 2000. If the Company is unable to refinance its line of credit by that date, the Company would not have sufficient funds to pay its obligations including advances on its existing line of credit, as they are due. The report of the Company's Independent Certified Public
Accountants contains an explanatory paragraph indicating that these factors express substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is ultimately dependent on its ability to refinance its outstanding debt with a new lender, increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In addition, the Company needs to reduce the level of outstanding indebtedness which will, in turn, reduce the amount of interest expense. Although the reduction of expenses, including interest, can contribute to future profitability, achieving profitability without an increase in sales would require a greater level of expense reductions which in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of operations.

     Shareholders and potential investors in the Company are cautioned that the Company's financial condition remains precarious and that an increase in operating performance is essential to its long term survival.

Liquidity and Capital Resources

     As of December 31, 1999, the Company's financial position remained poor. The Company had a net deficiency in shareholders' equity of $4.0 million. Working capital deficiency at December 31, 1999 was ($0.7) million, compared to ($0.8) million at the end of 1998.

     Accounts receivable at the end of 1999 were $5.0 million as opposed to $4.0 million in 1998. This is due to the increase in revenue generated in 1999.

     Accounts payable and other accrued expenses at the end of 1999 were $2.7 million, compared to $2.6 million at the end of 1998. The increase is due primarily to an increase in accrued interest.

     The bank overdraft and balance of the revolving line of credit has increased by $0.7 million from 1998 due to increased business.

     The Company's principal source of liquidity is its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 72% of Keystone's, Gulf Line's and Carolina National's eligible accounts receivable. At December 31, 1999, the outstanding borrowings were $3.1 million.

     During 1999, the Company's lender issued several letters of default with respect to covenant violations including violation of the minimum net worth requirements and total debt service coverage ratio requirements. As a result of the default status, the lender has increased the interest rate to the prime rate plus 4.75% and reduced the percent of eligible accounts receivable from 80% to 72%.

     In December 1999, the lender issued a notice of acceleration requiring payment of the outstanding balance of the line of credit no later that April 28, 2000. The Company is currently in discussion with another lender and has obtained a letter of commitment for $2 million of financing. Advances under the new line of credit agreement will be limited to 70% of eligible accounts receivable. Advances will bear interest at the lender's prime rate plus 0.5%. The line of credit will be secured by substantially all of the Company's assets and require personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

     The Company intends to complete the refinancing of the revolving line of credit no later that April 15, 2000. However, as the Company has not finalized this new financing, there is no assurance that the Company will be successful in refinancing its line of credit. If the Company is unsuccessful and Finova demands repayment, there is substantial doubt that the Company will be able to continue as a going concern. The difference between the amount currently outstanding on the current line of credit agreement and the amount of the commitment will be financed through subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer or entities controlled by them.

     Related party loans from AIP and Messrs. Kibler and Antonson have decreased from $2.7 million at December 31, 1998 to $2.4 million at December 31, 1999.

Environmental Liabilities

     The Company is not a party to any Super-fund litigation and otherwise does not have any known environmental claims against it. However, the Company does have one property where soil contamination problems existed or are known to exist currently. The Company has preliminarily evaluated its potential liability as this site and believes that it has reserved appropriately for its remediation or that the fair market value of the property exceeds its net book value by an amount in excess of any remediation cost. There can be no assurance, however, that the cost of remediation would not exceed the expected amounts. The Company continues to monitor soil contamination and may be required to remediate the property in the near future.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative or hedging activities.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirements to capitalize and amortize specific costs. The adoption of the standard did not have a material effect on the Company's capitalization policy.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company has a credit agreement with FINOVA Capital Corporation that provides $3,300,000 of borrowing capacity to finance operations. Borrowings under the agreement bear interest at the prime rate plus 2.75%. During 1999, the average outstanding balance under the credit agreement was $2,162,000. During 1999, FINOVA issued a letter of default and increased the interest rate on outstanding advances under the credit agreement to the prime rate plus 4.75%. Based on the default status of the Company with FINOVA, the fair value of the outstanding borrowings as of December 31, 1999 was estimated to approximate carrying value.

     In December 1999, the lender issued a notice of acceleration requiring payment of the outstanding balance of the line of credit no later that April 28, 2000.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
US 1 Industries, Inc.
Gary, Indiana

     We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced operating losses and negative cash flows in recent years and has a net working capital deficiency and shareholders' deficiency. In addition, the Company is in default of its revolving line of credit agreement and its lender has demanded payment of the outstanding balance no later than April 28, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

Chicago, Illinois
March 10, 2000

To the Shareholders and Board of Directors of US 1 Industries, Inc.

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of US 1 Industries, Inc. and subsidiaries (the "Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of US 1 Industries, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

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




PricewaterhouseCoopers LLP


March 27, 1998

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


ASSETS

                                                       1999           1998
                                                       ----           ----
CURRENT ASSETS:
 Accounts receivable-trade, less allowance for
    doubtful accounts of $66,648 and $95,083
    respectively                                   $4,972,846    $4,041,966
 Other receivables                                    105,770        59,654
 Deposits                                             162,173       132,429
 Prepaid expenses                                       9,245        27,798
                                                   ----------    ----------
      Total current assets                          5,250,034     4,261,847

FIXED ASSETS:
   Equipment                                         100,738        258,445
   Less accumulated depreciation and amortization     52,756        (75,316)
                                                   ----------    ----------
      Net fixed assets                                47,982        183,129
                                                   ----------   -----------
ASSETS HELD FOR SALE:
   Land                                              195,347        195,347
   Valuation allowance                              (141,347)      (141,347)
                                                   ----------   -----------
      Net assets held for sale                        54,000         54,000
                                                   ----------   -----------
TOTAL ASSETS                                    $  5,352,016    $ 4,498,976
                                                   ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                                      1999           1998
                                                      ----           ----
CURRENT LIABILITIES:
   Accounts payable                              $ 1,341,134    $ 1,445,889
   Bank overdraft                                    345,719        260,404
   Accrued expenses                                  215,505        183,400
   Short-term debt                                 3,173,990      2,565,006
   Insurance and claims                              204,592        181,524
   Accrued compensation                               17,314         17,591
   Accrued interest                                  613,567        392,883
   Fuel and other taxes payable                       49,948         75,695
                                                 -----------   ------------
      Total current liabilities                    5,961,769      5,122,392
                                                 -----------   ------------
LONG-TERM DEBT TO RELATED PARTIES                  2,451,028      2,849,262

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    1999 and 1998 - 1,094,224
    Liquidation preference $0.3125 per share         907,540        825,254
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares; no par value; shares outstanding:
    1999 and 1998 - 10,618,224                    40,844,296     40,844,296
   Accumulated deficit                           (44,812,617)   (45,142,228)
                                                 -----------     -----------
   Total shareholders' deficiency                 (3,968,321)    (4,297,932)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $  5,352,016    $4,498,976
                                                 ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998


                                                1999           1998           1997
OPERATING REVENUES                          $32,333,528    $30,176,818    $25,421,806
OPERATING EXPENSES:
   Purchased transportation                  24,846,421     23,416,624     19,676,213
   Commissions                                3,052,406      3,177,908      2,360,989
   Insurance and claims                       1,070,564        938,044        941,700
   Salaries, wages, and other                 1,248,089      1,223,113      1,285,778
   Other Operating expenses                   1,162,189      1,247,334      1,578,486
                                              ---------     ----------     ------------

            Total operating expenses         31,379,669     30,003,023     25,843,166
                                             ----------     ----------     ----------
OPERATING INCOME (LOSS)                         953,859        173,795       (421,360)
NON OPERATING INCOME (EXPENSE):
    Interest income                               9,840          7,702          2,430
    Interest expense                           (660,509)      (743,953)      (435,042)
    Write off of old payables                                  530,674
    Other income (expense), net                 108,707        204,419         51,462
                                               --------     ----------      ---------
      Total non operating expense              (541,962)      (  1,158)      (381,150)
                                                                                      -
INCOME (LOSS)
     BEFORE EXTRAORDINARY GAIN                  411,897        172,637       (802,510)
EXTRAORDINARY GAIN:
     Forgiveness of debt                              0              0        610,318
                                              ---------     ----------       ----------
NET INCOME (LOSS)                               411,897        172,637       (192,192)
DIVIDENDS ON PREFERRED SHARES                    82,286         72,000         61,712
                                             ----------     ----------      ----------
NET INCOME(LOSS)AVAILABLE TO COMMON SHARES      329,611       $100,637      ($253,904)
                                              ---------     ----------      ----------

INCOME (LOSS) PER COMMON SHARE:
    Income (loss) from operations:
        Basic                                     $0.03          $0.01         ($0.08)
        Diluted                                   $0.03          $0.01         ($0.08)
    Extraordinary gain:
        Basic                                     $0.00          $0.00          $0.06
        Diluted                                   $0.00          $0.00          $0.06
    Net Income (loss):
        Basic                                     $0.03          $0.01         ($0.02)
        Diluted                                   $0.03          $0.01         ($0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                         10,618,224     10,618,224     10,616,397

The accompanying notes are an integral part of the consolidated financial statements.

       US 1 INDUSTRIES, INC. AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 1999,1998, and 1997

                                     Common Stock     Accumulated
                          Shares         Amount       Deficit        Total
Balance at
  December 31, 1996       10,573,780   $40,824,296  ($44,988,961) ($4,164,665)
Issuance of Common Stock      44,444        20,000                     20,000
Dividends on Preferred Stock                             (61,712)     (61,712)
Net(loss)                                               (192,192)    (192,192)
Balance at
________________________________________________
  December 31, 1997       10,618,224   $40,844,296  ($45,242,865) ($4,398,569)
Dividends on Preferred Stock                             (72,000)     (72,000)
Net income                                               172,637      172,637
Balance at                __________   ___________   ___________   __________
  December 31, 1998       10,618,224   $40,844,296  ($45,142,228) ($4,297,932)
Dividends on Preferred Stock                             (82,286)     (82,286)
Net Income                                               411,897      411,897
Balance at
__________   ___________   ___________   __________
             -----------   -----------   ------------   --
  December 31, 1999       10,618,224   $40,844.296  ($44,812,617) ($3,968,321)

The accompanying notes are an integral part of the consolidated financial statements.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1999,1998 AND 1997

                                                        1999           1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $  411,897    $ 172,637     ($192,192)
Adjustments to
reconcile net income (loss) to net
  cash provided by (used in)operating activities:
    Depreciation and amortization                        30,795       74,963         9,533
    Provision on accounts receivable                                               145,298
    Write off of old payables                                       (530,674)
    Loss on disposal of equipment                        30,177       17,488         1,160
    Extraordinary gain - forgiveness of debt                                      (610,318)
    Gain on sale of property                                         (44,800)
    Changes in operating assets and liabilities:
      Accounts receivable-trade                        (930,880)   1,024,290    (3,709,607)
      Other receivables                                 (46,116)     277,265      (200,271)
      Prepaid expenses                                   18,553       55,933        32,745
      Deposits                                          (29,744)      21,639          (176)
      Accounts payable                                 (104,755)    (758,417)      720,143
      Accrued expenses                                   32,105      207,570       (14,644)
      Insurance and claims                               23,068      (60,083)      (10,546)
      Accrued interest                                  220,684      252,059       108,396
      Accrued compensation                                 (277)     (20,711)       (8,578)
      Fuel and other taxes payable                      (25,747)    (198,206)       99,524
                                                         -------    ---------      --------
         Net cash (used in) provided by operating
          activities                                   (370,240)     490,953    (3,629,533)
                                                       ---------    --------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (5,183)      (2,566)      (41,496)
  Purchase of land                                                                (227,879)
  Proceeds from sale of property and equipment          _79,358       61,055      _________
                                                        -------     --------      ---------
        Net cash provided by (used by) investing
         activities                                      74,175       58,489      (269,375)
                                                        -------     --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit      630,745     (741,720)    2,135,847
  Proceeds from issuance of common stock                                            20,000
  Proceeds from short term loan on property                                         50,000
  Repayment of long-term loans                          (64,277)    (123,308)      (10,000)
  Net repayments of proceeds from related party loans  (355,718)     287,236       926,608
  Increase (decrease)in bank overdraft                   85,315     (269,729)      348,991
  Proceeds from issuance of mortgages to
       related parties                                 ________             _       500,000
Net cash                                                             --------       -------
provided by (used in)financing
         activities                                     296,065     (847,521)    3,971,446
                                                       --------     ---------    ---------

NET INCREASE (DECREASE)IN CASH                                      (298,079)       72,538

CASH, BEGINNING OF YEAR                                       _      298,079       225,541
                                                        -------     --------       -------
CASH, END OF YEAR                                      $______0     $      0      $298,079
                                                              -     ----------------------
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest                   $439,825     $491,894      $326,646

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Note payable incurred for purchase of equipment      $      0     $232,700      $      0

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998


1.       OPERATIONS

          The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and drivers to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. One agent accounted for 18% and 15% of the Company's revenue for the years ended December 31, 1999 and December 31, 1998, respectively. Another agent represented 12% and 14% of sales for the year ended December 31, 1998 and 1997, respectively.

     Going Concern--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows in recent years and currently has a net working capital deficiency and shareholders' deficiency. In addition, the Company is in default of its revolving line of credit agreement and the lender has demanded payment of all outstanding balances no later that April 28, 2000. If the Company is unable to refinance its line of credit by that date, the Company would not have sufficient funds to pay its obligations including advances on its existing line of credit, as they are due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is ultimately dependent on its ability to refinance its outstanding debt with a new lender, increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In addition, the Company needs to reduce the level of outstanding indebtedness which will, in turn, reduce the amount of interest expense. Although the reduction of expenses, including interest, can contribute to future profitability, achieving profitability without an increase in sales would require a greater level of expense reductions which in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of operations. Management is in the process of negotiating a line of credit agreement with a new lender (see Note 7) and continues its efforts to improve profitability through expansion of the Company's business in new markets. However, there is no assurance that the Company will be successful in refinancing its line of credit or improving the Company's operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Long-Lived Assets - The Company assesses the realizability of its long-lived assets in accordance with statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of."

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

     Recently Issued Accounting Standards--In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 has been amended by SFAS 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirements to capitalize and amortize specific costs. The adoption of the standard did not have a material effect on the Company's capitalization policy.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.


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


Numerator                                            1999            1998             1997
      Income (loss)before extraordinary gain      $ 411,897        $172,637        ($802,510)
      Extraordinary gain                                  0               0          610,318
                                                   --------      ----------       ----------
               Net income (loss)                  $ 411,897        $172,637        ($192,192)

      Dividends on preferred shares               ($ 82,286)      ($ 72,000)       ($ 61,712)
                                                  ---------      ----------       ----------
          Income (loss) available to common
         shareholders for basic and diluted EPS   $ 329,611         100,637        ($253,904)

Denominator
      Weighted average common shares
         outstanding for basic and diluted EPS   10,618,224      10,618,224       10,616,397


     As of December 31, 1998 and 1997, the Company had options outstanding that are not included in the computation of diluted EPS because the options were considered antidulitive for the periods presented.


     Business Segments - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment.

     Reclassifications - Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

3.  EXTRAORDINARY GAIN

     During  the  fourth   quarter  of  1997,   the  bankruptcy  of  Trailblazer
Transportation (a subsidiary of Keystone Lines, Inc.) was finalized and, accordingly, the Company recorded an extraordinary gain of $610,318 on the forgiveness of debt.

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

     As of December 31, 1999, series A cumulative preferred stock dividends are in arrears by $360,427. The Company's current line of credit prohibits the payment of dividends.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.  RELATED PARTY TRANSACTIONS

     One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services totaled $77,640, $70,607, and $149,442 in 1999, 1998, and 1997, respectively.

     One of the Company's insurance providers,  American Inter-Fidelity Exchange
(AIFE) is managed by a Director of the Company and the Company has an investment in the provider. In addition, the Director also manages an affiliated insurance carrier, Indiana Truckers Exchange (ITE). For the years ended December 31, 1999, 1998, and 1997, cash paid for related party insurance premiums and deductibles amounted to $532,586, $751,123, and $770,704, respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8.

   The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an affiliated entity through common ownership, as described in Note 8.

6.  LEASES

     The Company leases office space on a month-to-month basis for its headquarters in Gary, Indiana for $2,200 per month from the Company's Chief Executive Officer and Chief Financial Officer. No formal lease agreement with the Company existed at December 31, 1999. The Company leases office space in Mt. Pleasant, South Carolina for $ 2,700 per month. The lease agreement expires in June, 2000. Rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $59,000, $59,000, and $80,000, respectively.

7. SHORT-TERM DEBT

     Short-term debt at December 31, 1999 and 1998 comprises:

                                                December 31,       December 31,
                                                 1999               1998
                                              -----------          ----------
Line of credit                              $3,077,606          $2,446,861
Current portion of long-term debt               96,384             118,145
                                           -----------          ----------
         Total                                 $3,173,990          $2,565,006
                                           ===========          ==========

     Under its revolving line of credit agreement the Company may borrow up to a maximum of $3,300,000. Under the agreement borrowings are limited to 80% of eligible accounts receivable and bear interest at the prime rate (8.50% and 7.75% at December 31, 1999 and 1998, respectively) plus 2.75%. Advances under the line of credit agreement are collateralized by the Company's accounts receivable, property and other assets.

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

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     During 1999, the Company's lender issued several letters of default with respect to covenant violations including violation of the minimum net worth requirements and total debt service coverage ratio requirements. As a result of the default status, the lender has increased the interest rate to the prime rate plus 4.75% and reduced the percent of eligible accounts receivable from 80% to 72%.

     In December 1999, the lender issued a notice of acceleration requiring payment of the outstanding balance of the line of credit no later that April 29, 2000. The Company is currently in discussion with another lender and has obtained a letter of commitment for $2 million of financing. Advances under the new line of credit agreement will be limited to 70% of eligible accounts receivable. Advances will bear interest at the lender's prime rate plus 0.5%. The line of credit will be secured by substantially all of the Company's assets and require personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

     The Company intends to complete the refinancing of the revolving line of credit no later that April 15, 2000. However, as the Company has not finalized this new financing, there is no assurance that the Company will be successful in refinancing its line of credit. If the Company is unsuccessful and the current lender demands repayment, there is substantial doubt that the Company will be able to continue as a going concern. The difference between the amount currently outstanding on the line of credit agreement and the amount of the commitment will be financed through subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer or entities controlled by them.

8. LONG-TERM DEBT TO RELATED PARTIES

Long-term debt at December 31, 1999 and 1998 comprises:

                                                      1999          1998

Note  payable  to  August  Investment  Partnership,
 interest  at  prime + .75%,
 interest only payments required, principal
 balance due January  2001                       $ 250,000      $  250,000

Mortgage note payable to the Chief Executive Officer and Chief Financial Officer
 collateralized  by land,  interest  at  prime + .75%,  interest  only  payments required, principal balance due
 July  2003                                        500,000         500,000

Mortgage note payable to ITE paid in 1999                           56,428

Note payable, collateralized by equipment,
 monthly payments of $3,985 including
 interest at 7.8% through February, 2001            45,115         109,392

Mortgage note payable to ITE,
 Monthly payments of $2,850 including
 Interest at 9% through March 2002                  68,443          57,289

Mortgage note payable to AIFE,
 monthly payments of $2,150 including
 interest at 9% through March 2002                  51,689          43,256

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Mortgage  note  payable to August  Investment  Partnership,  interest at prime +
 .75%, interest only payments required, principal balance due

 January, 2001                                     100,000         100,000

Note  payable  to the  Chief  Executive  Officer  And Chief  Financial  Officer,
 interest at prime + .75%, interest only payments required,
 principal balance due January, 2001             1,532,165       1,851,042
                                                 ---------      ----------
     Total debt                                  2,547,412       2,967,407
Less current portion                                96,384         118,145
                                                 ---------      ----------
Total long-term debt                           $ 2,451,028     $ 2,849,262
                                                ==========      ==========

Interest expense on related party notes was approximately $261,000, $325,000 and $273,000 for the years ended December 31, 1999 ,1998, and 1997 respectively.

Scheduled maturities of the long-term debt at December 31, 1999 are due as follows:

                  2000                     $   96,384
                  2001                      1,938,243
                  2002                         12,785
                  2003                        500,000
                                           ----------
                                           $2,547,412
                                           ==========

9.  STOCK OPTIONS

     The Company has a stock option plan which allows the Board of Directors to grant options to officers and certain key employees to purchase common stock at the fair market value on the date of the grant. At December 31, 1999 and 1998, 96,500 share were available for future option grants under the stock option plan. There were no options outstanding under the stock option plan as of December 31, 1999 and 1998.

     During 1997, the Board of Directors granted options to purchase 80,000 shares of the Company's common stock to an unaffiliated investor at an exercise price of $.25 per share. These options were immediately exercisable and expired on December 31, 1999.

10.  INCOME TAXES

     The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

                                               1999       1998      1997
                                          ---------     ------    ------
Income tax expense (benefit)
  At statutory rate                         140,000     59,000   (65,000)

(Decrease)Increase In Valuation            (169,000)   (71,000)   78,000
                      Allowance

State income taxes
  Net of federal income tax                  29,000     12,000   (13,000)
-----------------------------------------------------------------------------
Income tax expense (benefit)                    -          -         -

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance for the net deferred tax asset has been recognized due to the uncertainty of realizing the benefit of the loss carry forwards and future deductible temporary differences. The components of deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                 1999           1998
                                          ------------  -------------
     Deferred tax assets:
       Accounts receivable and other     $     45,000   $     32,000
       Estimated fuel and other taxes          19,000         47,000
       Insurance and claims                    82,000         68,000
       Litigation reserves                     17,000         17,000
       Land valuation allowance                48,000         48,000
       Net operating loss carry forwards   19,787,000     19,938,000
                                           ----------    -----------
       Total deferred tax assets           19,998,000     20,150,000
       Less valuation allowance           (19,998,000)   (20,150,000)
                                          -----------   ------------
     Total net deferred tax asset       $      ---     $      ---
                                          ===========  =============


     The Company has provided a valuation allowance to write-down deferred tax assets due to uncertainty of its ability to utilize them in future periods. During 1999 and 1998, the valuation allowance was decreased by approximately $152,000 and $59,000 respectively, to reflect the utilization of net operating loss carryforwards.

     The Company has net operating loss carryforwards of approximately $59 million at December 31, 1999. These carryforwards are available to offset taxable income in future years and substantially all of these carryforwards will expire in the years 2003 through 2008.

11.  COMMITMENTS AND CONTINGENCIES

     Cam Regional Transport has filed a complaint against the Company which alleges breach of contract, claiming that Trailblazer Transportation, Inc., a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with Cam Regional Transport, Inc. and Laurel Mountain Leasing, Inc. The complaint seeks damages of $284,000 plus interest from November 1992. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.

     The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

     The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc.("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina. These key employees will earn the 40% ownership interest in Carolina over a three year period beginning in the year in which Carolina achieves positive net worth. Carolina has a negative net worth of $482,000 and $744,000 at December 31, 1999 and 1998, respectively.

     The Company carries insurance for public liability and property damage, and cargo loss and damage through various programs. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  ENVIRONMENTAL MATTERS

     The Company  owns a piece of property in Phoenix  where soil  contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 1999 and 1998.

13.      OTHER MATTERS


a) In 1999 and 1998, other income(expense),net, in the consolidated statement of operations is comprised primarily of a write off net payables from fiscal years 1996 and 1997 relating to revisions of estimates of amounts due from or payable to drivers and agents.
b) During 1998, the Company has written off approximately $531,000 in vendor accounts payable which are no longer considered by management and the Company's legal Counsel to be valid obligations of the Company. These payables relate to fiscal years prior to 1994 and no claims have been made against these amounts since September 1993.


Item 9. Changes in and Disagreements with Accountants' on Accounting and Financial Disclosure.

     None.

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company as of March 15, 2000 were as follows

NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           59          President, Chief Executive
Officer,
                                        and Director
Harold E. Antonson          60          Chief Financial Officer, treasurer,
                                        and Director
Richard Courtney            58          Vice President, Secretary and Director
Lex Vendetti                47          Director
Robert I. Scissors          66          Director
Gage Blue                   29          Director
Brad James                  44          Director


Name                          Office and Experience
Michael E. Kibler             Mr. Kibler is President and Chief Executive
                              Officer of the Company  and has  held these
                              positions since September 13, 1993.  He also has
                              been President of Enterprise Truck Lines, Inc.,
                              an interstate trucking company engaging in
                              operations similar to the Company's, since 1972.
                              Mr. Kibler is also a director of American
                              Inter-Fidelity Exchange, an insurance reciprocal
                              located in Indiana that is the subject of an
                              Order of Rehabilitation by the Indiana
                              Department of Insurance.  Mr. Kibler has served
                              as a Director of the Company since 1993.

Harold E. Antonson            Mr. Antonson is Chief Financial Officer of the
                              Company, a position he has held since March
                              1998. Mr. Antonson is a certified public
                              accountant.  Prior to joining the Company,
                              he was Secretary/Treasurer of American
                              Inter-fidelity Exchange.  Mr Antonson is also a
                              partner in August Investment Partnership.  Mr.
                              Antonson was elected a director and Treasurer of
                              the Company in November 1999.

Lex Vendetti                  Mr. Vendetti has served as a Director of the
                              Company since 1993.  Mr. Vendetti has been the
                              General Manager of American Interfidelity, an
                              insurance reciprocal located in Indiana that is
                              the subject of an order of rehabilitation by the
                              Indiana Department of Insurance, since 1995.

Robert Scissors               Mr. Scissors has been a Director of the Company
                              since 1993.  Mr. Scissors  began his career in
                              the Insurance Industry  in 1957.  Later, in
                              1982, Mr. Scissors joined a brokerage firm
                              called Alexander/Alexander where he worked until
                              retiring in 1992.  Mr. Scissors currently serves
                              as an insurance consultant and broker.

Gage Blue                     Mr. Blue was elected Director in 1999.  Mr. Blue
                              is Vice President of Operations for Carolina
                              National, a subsidiary of US1 Industries, which
                              began operations in 1996.  Mr. Blue has held the
                              position of Vice President of Operations since
                              December 1996.

Brad James                    Mr. James is the President of Seagate
                              Transportation Services, Inc.  Mr. James
                              graduated from Bowling Green University with a
                              Bachelors Degree in Science in Business
                              Administration.  He has been in the trucking
                              industry since 1977.
                              Mr. James was elected Director of the Company in
                              1999.

Richard Courtney              Mr. Courtney has served as Vice-President and
                              Secretary of the Company since September, 1993.
                              Since 1982, Mr. Courtney has been the Controller
                              of Eastern Refrigerated Express, Inc., an
                              affiliate of the Company.  Mr. Courtney has
                              served as a director of the Company since 1994.


Item 11.  Executive Compensation

     The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31,1999,1998 and 1997 to its Chief Executive Officer. No other officer earned in excess of $ 100,000.

                       Summary Compensation Table

                              Annual Compensation

Name and Position        Year          Salary       Bonus         Other
-----------------        ----          ------       -----         -----
Michael Kibler           1999          33,048          0             0
President                1998          33,048          0             0
                         1997          33,048          0             0


EMPLOYEE STOCK OPTIONS

     The company's 1987 Stock Option Plan (Nonqualified) (the "Option Plan") authorizes the Board of Directors or a committee thereof to grant to officers, including officers who are also directors, and employees of the Company options to purchase from the Company shares of Common Stock. The Option Plan originally covered an aggregate of 570,000 shares of Common Stock. At December 31, 1999 there were no options outstanding under the Option Plan and 96,500 shares remained available for future grants of options thereunder.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

     The following table sets forth the number and percentage of shares of Common Stock that as of March 15, 2000 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned        Percentage of Class
-----------------             ------------------        -------------------
Michael E Kibler                     3,489,507 (1,2)      32.9%
Director, President and
Chief Executive Officer

Richard Courtney                     3,434,507  (1)       32.3%
Director, Vice President and
Secretary

Robert I. Scissors,                     36,770               0
Director

Lex L. Vendetti                         20,000               0
Director

Harold E. Antonson                   3,489,507  (1,3)     32.9%
Chief Financial Officer,
Treasurer and Director

All Directors and Executive Officers 3,735,919            35.2%

(1) As partners of August Investment Partnership (AIP), Messrs. Kibler, Antonson, Courtney, and Lavery may be deemed to be beneficial owners of 3,067,840 shares of common stock owned by AIP
(2) As Director of Eastern Refrigerated Express Inc, )an entity under common control) Messrs. Kibler, Antonson, and Courtney may be deemed to be beneficial owner of 366,667 Shares of Common Stock owned by Eastern.

(3) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr Antonson is Secretary and Treasurer

Security Ownership of Certain Beneficial Owners

     The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 15, 2000 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

                              Number of Shares of
Name and Address of           Common Stock                Percentage
Beneficial Owner              Beneficially Owned          of Class
----------------              ------------------          --------
Harold E. Antonson            3,489,507  (1,2,3)           32.9%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership 3,067,840                    28.9%
8400 Louisiana Street
Merrillville, IN 46410


Richard Courtney              3,434,507  (1,3)             32.3%
8400 Louisiana Street
Merrillville, IN 46410


Brad A. James                 3,067,840  (1)               28.9%
8400 Louisiana Street
Merrillville, IN 46410

Michael Kibler                3,489,507  (1,3)             33.0%
8400 Louisiana Street
Merrillville, IN 46410

John K. Lavery                3,438,507  (1,3)             32.4%
8400 Louisiana Street
Merrillville, IN 46410


(1) As partners of AIP, Messrs. Kibler, Courtney, Antonson, and Lavery may be deemed to be beneficial owners of the shares of Common Stock owned by AIP.

(2) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr. Antonson is Secretary and Treasurer.

(3) As directors of Eastern Refrigerated Express, Inc. Messrs. Antonson, Courtney, Kibler and Lavery may be deemed to be beneficial owners of 366,667 shares of Common Stock owned by Eastern.

Item 13.  Certain Relationships and Related Transactions.

     The company leases office space for its headquarters in Gary, Indiana, for $2,200 per month from Michael E. Kibler, the president and Chief Executive
Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, treasurer and a director of the Company. Messrs. Kibler and Antonson own the property as joint tenants.

     One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services totaled $77,640 and $149,442 in 1999, 1998, and 1997 respectively.

     One of the Company's insurance providers,  American Inter-Fidelity Exchange
(AIFE) is managed by a Director of the Company and the Company has an investment in the Provider. In addition, the Director also manages an affiliated insurance carrier, Indiana Truckers Exchange (ITE). For the years ended December 31, 1999, 1998 and 1997 cash paid for related party insurance premiums and deductibles amounted to $532,586, $751,123 and $770,704 respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8 to the consolidated financial statements.

   The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an affiliated entity through common ownership, as described in Note 8 to the consolidated financial statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  List of Financial Statements

The following is a list of financial statements filed herewith:

                                                                    Page Number

Reports of Independent Certified Public Accountants                  11 and 12

Consolidated Balance Sheets as of December 31, 1999 and 1998         13

Consolidated Statements of Operations for the years ended            15
December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Deficiency                  16
for the years ended December 31, 1999,1998, and 1997

Consolidated Statements of Cash Flows                                17
for the years ended December 31, 1999,1998, and 1997

Notes to Consolidated Financial Statements                           18


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

                                    US 1 INDUSTRIES, INC.

Date:_________________              By:  _________________________
                                         Michael E. Kibler
                                         President & Chief Executive Officer
                                         (Principal Executive Officer)


Date:_________________              By:  _________________________
                                         Harold Antonson
                                         Chief Financial Officer & Treasurer
                                      (Principal Financial & Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:_________________                    _________________________
                                          Richard Courtney, Director

Date:_________________                    __________________________
                                          Michael E. Kibler, Director

Date:_________________                    _________________________
                                          Robert I. Scissors, Director

Date:_________________                    _________________________
                                          Lex L. Vendetti, Director

Date:_________________                    _________________________
                                          Gage Blue, Director

Date:_________________                    _________________________
                                          Brad James, Director

Date:_________________                    _________________________
                                          Harold Antonson, Director