Form 10-Q
period 2000-03-31
US 1 INDUSTRIES INC
filed 2000-05-22
CIK 351498

FORM 10-Q

        ________________________________________________


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2000.

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


As of March 15,2000, there were 10,618,224 shares of registrant's common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
ASSETS
                                                    March 31,   December 31,
                                                      2000        1999
                                                   (Unaudited)
CURRENT ASSETS:
 Accounts receivable-trade, less allowance for
    doubtful accounts of $77,478 and $66,648
    respectively                                   $5,164,736    $4,972,846
 Other receivables                                    515,492       105,770
 Deposits                                             162,211       162,173
 Prepaid expenses                                      17,812         9,245
                                                   ----------    ----------
      Total current assets                          5,860,251     5,250,034

FIXED ASSETS:
   Equipment                                         104,220        100,738
   Less accumulated depreciation and amortization     56,853         52,756
                                                   ----------    ----------
      Net fixed assets                                47,367         47,982
                                                   ----------   -----------
ASSETS HELD FOR SALE:
   Land                                              195,347        195,347
   Valuation allowance                              (141,347)      (141,347)
                                                   ----------   -----------
      Net assets held for sale                        54,000         54,000
                                                   ----------   -----------
TOTAL ASSETS                                    $  5,961,618    $ 5,352,016
                                                   ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                      March 31,  December 31,
                                                         2000        1999
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                              $ 1,300,798    $ 1,341,134
   Bank overdraft                                    246,263        345,719
   Accrued expenses                                  227,448        215,505
   Short-term debt                                 2,566,340      3,173,990
   Insurance and claims                              362,865        204,592
   Accrued compensation                               25,623         17,314
   Accrued interest                                  646,284        613,567
   Fuel and other taxes payable                       31,097         49,948
                                                 -----------   ------------
      Total current liabilities                    5,406,718      5,961,769
                                                 -----------   ------------
LONG-TERM DEBT TO RELATED PARTIES                  3,533,341      2,451,028

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    1999 and 1998 - 1,094,224
    Liquidation preference $0.3125 per share         930,683        907,540
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,844,296     40,844,296
   Accumulated deficit                           (44,753,720)   (44,812,617)
                                                 -----------     -----------
   Total shareholders' deficiency                 (3,909,124)    (3,968,321)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $  5,961,618    $5,352,016
                                                 ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.



                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                   MARCH 31, 2000 AND MARCH 31, 1999 (UNAUDITED)

                                                  MARCH 31,        MARCH 31,
                                                     2000            1999
                                                  (Unaudited)     (Unaudited)

OPERATING REVENUES                              $  9,030,927  $   7,391,858
                                                 -----------     -----------
OPERATING EXPENSES:
   Purchased transportation                        7,014,075      5,659,825
   Insurance and claims                              324,628        200,440
   Salaries, wages, and other                        389,311        327,692
   Commissions                                       808,708        725,749
   Operating supplies and expense                    163,401        215,817
   Other expenses                                     93,751         80,490
                                                 ------------   ------------
     Total operating expenses                      8,793,874      7,210,013
                                                ------------    ------------
OPERATING INCOME                                     237,053        181,845
                                                ------------    ------------
NON-OPERATING INCOME (EXPENSE):
   Interest income                                     2,007          1,010
   Interest expense                                 (165,675)      (149,783)
   Other income                                        8,955         10,399
                                                ------------    ------------
     Total non-operating (expense)                  (154,713)      (138,374)
                                                ------------    ------------

NET INCOME                                      $     82,340    $    43,471
DIVIDENDS ON PREFERRED SHARES                        (23,143)       (18,000)
                                                ------------    ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS     $     59,197    $    25,471
                                                ============    ============

INCOME PER COMMON SHARE:
        Net Income:
        Basic                                         $0.01           $0.00
        Diluted                                       $0.01           $0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  -
      BASIC AND DILUTED                           10,618,224     10,618,224



The accompanying notes are an integral part of the consolidated financial statements.


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                MARCH 31, 2000 (UNAUDITED) AND MARCH 31, 1999 (UNAUDITED)

                                                  Three Months Ended March 31,
                                                          2000         1999
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                82,340     43,471
Adjustments to reconcile net income to net
  cash used in operations:
  Depreciation and amortization                            4,097     10,419
  Changes in operating assets and liabilities:
    Accounts receivable - trade                         (191,890)  (292,287)
    Other receivables                                   (409,722)  (251,475)
    Prepaid assets                                        (8,567)    16,018
    Deposits                                                 (38)     3,663
    Accounts payable                                     (40,336)    71,455
    Accrued expenses                                      11,943    (27,681)
    Accrued interest                                      32,717     62,376
    Insurance and claims                                 158,273     33,749
    Other accrued compensation                             8,309      1,357
    Fuel and other taxes                                 (18,851)       528
                                                       ---------   --------
  Net Cash used in operating activities                 (371,725)  (328,405)
                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (3,482)    (1,960)
                                                        --------   --------

   Net cash used in investing activities                  (3,482)    (1,960)
                                                       ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under line of credit      (597,672)   218,896
  Proceeds from other related party loans              1,083,475     72,992
  Principal payments on long term debt                   (11,140)   (38,555)
  (Decrease) Increase in bank overdraft                  (99,456)    77,032
                                                       ---------   --------
  Net cash provided from financing activities            375,207    330,365
                                                       ---------   --------
NET DECREASE IN CASH                                           0          0
CASH, BEGINNING OF PERIOD                                      0          0
                                                        ---------  --------
CASH, END OF PERIOD                                            0          0
                                                        =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 2000 AND 1999



1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2000, and 1999 are not necessarily indicative of the results for a full year.

2. EARNINGS PER COMMON SHARE

    The Company calculates earnings per share in accordance with the Financial Accounting Standards No. 128 effective for both interim and annual financial statement periods. Following are the reconciliation of the numerators and denominators of the basic and diluted EPS. The average market price of the common stock was greater than the exercise price of the outstanding options.

Numerator                                             2000           1999

       Net Income                                 $  82,340    $    43,471
                                                  ----------   ------------
       Net income (loss)                          $  82,340    $    43,471
       Dividends on preferred shares               (23,143)       (18,000)
                                                 ----------   ------------
 Net income available to common
        Shareholders for basic and diluted EPS      59,197         25,471
                                                 ----------   ------------
                                                    59,197         25,471
Denominator
       Weighted average common shares           10,618,224      10,618,224
        Outstanding for basic and diluted EPS

                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.        SHORT-TERM DEBT
Short-term debt at March 31, 2000, and December 31, 1999, comprises:

                                               March 31,        December 31,
                                                 2000               1999
                                              ----------         ----------
Line of credit                             2,479,934          $3,077,606
Current portion of long-term debt             86,406              96,384
                                              ----------         ----------
         Total                                2,566,340          $3,173,990
                                              ==========         ==========


    During 1999, the Company was in default of certain financial covenants required by the revolving line-of-credit agreement. As a result of the default status, the lender increased the interest rate to the prime rate plus 4.75% (13.25% at March 31, 2000, and December 31, 1999, respectively). In December 1999, the lender issued a notice of acceleration requiring payment of the outstanding balance of the line of credit no later than April 29, 2000. As a result, in April 2000, the Company refinanced its existing debt with a new lender. The Company received a $2,000,000 line-of-credit. Advances under this new line-of-credit are limited to 70% of eligible accounts receivable. Advances bear interest at the lender's prime rate plus .5%. This new line of credit is secured by substantially all of the Company's assets and required personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

    The difference between the amount outstanding on the former line of credit agreement and the amount of the new line of credit has been financed through subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer or entities controlled by them. Through April 30, 2000, these officers have advanced $1,777,321 to the Company to fund the difference between the former line of credit and the new line of credit agreement. This subordinated debt will bear interest at prime plus 1%.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. LONG-TERM DEBT TO RELATED PARTIES

Long-term debt at March 31, 2000, and December 31, 1999, comprises:

                                                    March 31,    December 31,
                                                      2000          1999

Note payable to August Investment
 Partnership, interest at prime + .75%,
 interest only payments required, principal
 balance due October 2001                        $ 250,000      $  250,000

Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July  2003                                        500,000         500,000


Note payable, collateralized by equipment,
 monthly payments of $3,985 including
 interest at 7.8% through February, 2001            33,975          45,115
Mortgage note payable to ITE,
 Monthly payments of $2,850 including
 Interest at 9% through March 2002                  61,380          68,443

Mortgage note payable to AIFE,
 monthly payments of $2,150 including
 interest at 9% through March 2002                  46,363          51,689


Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October, 2001                                     100,000         100,000

Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 prime + 1%, interest only payments required,
 principal balance due October, 2001             2,628,029       1,532,165
                                                 ---------      ----------
     Total debt                                  3,619,747       2,547,412
Less current portion                                86,406          96,384
                                                 ---------      ----------
Total long-term debt                           $ 3,533,341     $ 2,451,028
                                                ==========      ==========


PAGE>
                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

    The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc.("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina. These key employees will earn the 40% ownership interest in Carolina over a three-year period beginning in the year in which Carolina achieves positive net worth. Carolina has a negative net worth of $417,000 at March 31, 2000, and as opposed to the negative net worth of $482,000 at December 31, 1999, respectively.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.


Results of Operations

    The financial statements and related notes contained elsewhere in this Form 10Q and in the Company's Form 10-K for its fiscal year ended December 31, 1999, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Period 2000 Compared to 1999

    The Company's operating revenues increased from $7.4 million for the first quarter of 1999 to $9.0 million for the same period in 2000. The Company's operating revenues are generated principally from two truckload carriers Keystone, and Carolina National Transportation. Sales are generated through independent agents who originate shipments that then are transported by independent contractors who own their own equipment.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:


Item:                                                Average Percent
Purchased Transportation (PURTRANS)                          76.3%
Commissions to agents                                         9.0%
Insurance (Liability & Cargo)                                 4.2%
                   Total                                     89.5%



CAPTION>
Item:
                                                      2000             1999
Purchased Transportation                             77.7%             76.6%
Commissions to agents                                 7.0%              9.8%
Insurance (Liability & Cargo)                         3.6%              2.7%

Total                                                90.3%             89.1%

Purchased transportation has increased 1% as a percentage of revenues for the three months ended March 31,2000, compared to the three months ended March 31, 1999. Certain revenues billed to the customer are payable 100% to the owner operators. Fuel surcharge is one such item and increased diesel fuel prices have led to increased fuel surcharges. The increase in this type of revenue paid at a rate of 100% to the owner operators distorts purchased transportation as a percentage of revenues has caused the increase in purchased transportation as a percentage of revenues.

Commissions to agents have decreased .8% as a percentage of revenues for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. This is primarily due to the increase in revenues paid 100% to the owner operators leading to increased revenues with no corresponding increase in commissions paid to agents.

Insurance has increased .9% as a percentage of revenues for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, due to an increase in the rate for cargo insurance and an increase in accident claims incurred during the first quarter of 2000.

The remaining operating expenses have increased by approximately $22,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The majority of this increase is the result of additional personnel hired due to Company growth as well as a general increase in employee salaries. Partially offsetting the increased salary cost is a decrease in operating supplies and expenses of approximately $52,000. In the first quarter of 1999, operating supplies and expenses were high due to cost incurred to modify the company's software for Year 2000 issues.

Due to increased revenues and decreased operating supplies and expense, operating income increased $55,208 from $181,845 for the three months ended March 31, 1999, to $237,053 for the three months ended March 31, 2000.

Interest expense increased $15,892 from $148,783 for the three months ended March 31, 1999, to $165,675 for the three months ended March 31, 2000, due to increased interest rates and an increase in the amount of outstanding debt during the first quarter of 2000.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) Liquidity and Capital Resources

    As of December 31, 1999, the Company's financial position remained poor.
The Company had a net deficiency in shareholders'equity of $3.9 million.
Working capital deficiency at December 31, 1999, was ($0.7) million, compared to a positive working capital at March 31, 2000, of $0.5 million.

    Accounts receivable at March 31, 2000, were $5.2 million, up from the balance of $5.0 million at year-end December 31, 1999. The increase was due to increased revenues in the first quarter of 2000.

    The bank overdraft and balance of the revolving line of credit has decreased by $0.7 million from December 31, 1999, to March 31,
2000, due to additional investments from the Company's Chief Executive Officer and Chief Financial Officer.

    During the first quarter of 2000 and 1999, the Company's principal source of liquidity was its $3.3 million line of credit with FINOVA. The availability of the line of credit is based on 72% of Keystone's, Gulf Line's and Carolina National's eligible accounts receivable. At March 31, 2000, the outstanding borrowings were $2.5 million.

    During 1999, the Company was in default of certain financial covenants required by the revolving line-of-credit agreement. As a result of the default status, the lender increased the interest rate to the prime rate plus 4.75% (13.75% and 13.25% at March 31, 2000, and December 31, 1999, respectively).
In December 1999, the lender issued a notice of acceleration requiring payment of the outstanding balance of the line of credit no later than April 29, 2000. As a result, in April 2000, the Company refinanced its existing debt with a new lender. The Company received a $2,000,000 line-of-credit. Advances under this new line-of-credit are limited to 70% of eligible accounts receivable. Advances bear interest at the lender's prime rate plus .5%. This new line of credit is secured by substantially all of the Company's assets and required personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

    The difference between the amount outstanding on the former line of credit agreement and the amount of the new line-of-credit has been financed through subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer or entities controlled by them. Through April 30, 2000, these officers have advanced $ 1,777,321 to the Company to fund the difference between the former line-of-credit and the new line-of-credit agreement. This subordinated debt will bear interest at prime plus 1%.

    As a result, related party loans from AIP and Messrs. Kibler and Antonson have increased by $1,083,475 between December 31, 1999, and March 31, 2000.

Quantitative and Qualitative Disclosures About Market Risk

    The Company had a credit agreement with FINOVA Capital Corporation that provided $3,300,000 of borrowing capacity to finance operations. Borrowings under the agreement bear interest at the prime rate plus 2.75%. The average outstanding balance under the credit agreement for the first quarter 2000 was $2,299,816. During 1999, FINOVA issued a letter of default and increased the interest rate on outstanding advances under the credit agreement to the prime rate plus 4.75%. Based on the default status of the Company with FINOVA, the fair value of the outstanding borrowings as of December 31, 1999, was estimated to approximate carrying value.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
Inflation

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

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an affiliated entity through common ownership as described in Note 4.

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


US 1 Industries, Inc.


Michael E. Kibler
President



Harold E. Antonson
Chief Financial Officer

May 12, 2000

Exhibit 1



                             LOAN AGREEMENT
                                between

                   CAROLINA NATIONAL TRANSPORTATION, INC.,
                              KEYSTONE LINES,

                           GULF LINE TRANSPORT, INC.,
                                   and

                             FIVE STAR TRANSPORT, INC.
                                 as Borrower

                                     and

                             US 1 INDUSTRIES, INC.,
                                  as Guarantor

                                       and

                               FIRSTAR BANK N.A.,
                                   as Lender

                        Dated as of April ____, 2000


                                 TABLE OF CONTENTS

ARTICLE I....................................................................1
   DEFINITIONS AND DETERMINATIONS............................................1
      1.1   Definitions......................................................1
      1.2   Time Periods.....................................................10
      1.3   Accounting Terms and Determination...............................11
      1.4   References.......................................................11
      1.5   Lender's Discretion..............................................11
      1.6   Borrower's or Guarantor's Knowledge..............................11
ARTICLE II...................................................................11
   REVOLVING LOANS AND TERMS OF PAYMENT......................................11
      2.1   Revolving Loan...................................................11
         2.1.1    Amount and Disbursement....................................11
         2.1.2    Revolving Loan Note........................................12
         2.1.3    Reborrowing................................................12
         2.1.4    Conditions of Advances of the Revolving Loan...............12
      2.2   Use of Proceeds of the Revolving Loan............................13
      2.3   Interest.........................................................13
         2.3.1    Interest Rate..............................................13
         2.3.2    Interest Computation.......................................13
         2.3.3    Maximum Interest...........................................13
         2.3.4    Increased Costs............................................14
      2.4   Principal and Interest Payments..................................14
         2.4.1    Interest...................................................14
         2.4.2    Principal..................................................15
      2.5   Mandatory Prepayments of the Revolving Loan......................15
      2.6   Payments after Event of Default..................................15
      2.7   Method of Payment................................................15
ARTICLE III..................................................................15
   SECURITY..................................................................15
ARTICLE IV...................................................................15
   CONDITIONS OF CLOSING.....................................................15
      4.1   Representations and Warranties...................................15
      4.2   Delivery of Documents............................................16
      4.3   Performance; No Default..........................................16
      4.4   Opinions of Counsel..............................................17
      4.5   Approval of Loan Instruments and Security Interests; Consents....17
      4.6   Security Interests...............................................17
      4.7   Financial Statements, Reports and Projections....................17
      4.8   Year 2000 Compliance.............................................17
      4.9   Material Adverse Change..........................................17
      4.10  Use of Assets....................................................17
      4.11  Fees and Expenses................................................18
      4.12  Insurance........................................................18
      4.13  Existing Indebtedness............................................18

ARTICLE V....................................................................18
   REPRESENTATIONS AND WARRANTIES............................................18
      5.1   Existence and Power..............................................18
      5.2   Authority........................................................18
      5.3   Binding Agreements...............................................18
      5.4   Business and Property of Borrower and Guarantor..................19
         5.4.1    Business and Property......................................19
         5.4.2    Operating Agreements.......................................19
         5.4.3    Facility Sites.............................................19
         5.4.4    Leases.....................................................19
         5.4.5    Real Property..............................................19
         5.4.6    Operation and Maintenance of Equipment.....................20
         5.4.7    Existing Indebtedness......................................20
      5.5   Title to Property; Liens.........................................20
      5.6   Financial Statements.............................................20
      5.7   Litigation.......................................................20
      5.8   Defaults in Other Agreements; Consents; Conflicting Agreements...21
      5.9   Taxes............................................................21
      5.10  Compliance with Applicable Laws..................................21
      5.11  Patents, Trademarks, Franchises and Agreements...................22
      5.12  Regulatory Matters...............................................22
      5.13  Environmental Matters............................................22
      5.14  Application of Certain Laws and Regulations......................22
         5.14.1   Investment Company Act.....................................22
         5.14.2   Holding Company............................................22
         5.14.3   Foreign or Enemy Status....................................23
         5.14.4   Regulations as to Borrowing................................23
      5.15  Margin Regulations...............................................23
      5.16  Other Indebtedness...............................................23
      5.17  No Misrepresentation.............................................23
      5.18  Employee Benefit Plans...........................................24
         5.18.1   No Other Plans.............................................24
         5.18.2   ERISA and Code Compliance and Liability....................24
         5.18.3   Funding....................................................24
         5.18.4   Prohibited Transactions and Payments.......................24
         5.18.5   No Termination Event.......................................25
         5.18.6   ERISA Litigation...........................................25
      5.19  Employee Matters.................................................25
         5.19.1   Collective Bargaining Agreements; Grievances...............25
         5.19.2   Claims Relating to Employment..............................25
      5.20  Burdensome Obligations...........................................25
      5.21  Subsidiaries.....................................................26

ARTICLE VI...................................................................26
   AFFIRMATIVE COVENANTS.....................................................26
      6.1   Legal Existence; Good Standing...................................26
      6.2   Inspection.......................................................26
      6.3   Financial Statements and Other Information.......................26
         6.3.1    Monthly Statements.........................................26
         6.3.2    Quarterly Statements.......................................27
         6.3.3    Annual Statements..........................................27
         6.3.4    Compliance Certificate.....................................27
         6.3.5    Accountants' Certificate...................................28
         6.3.6    Audit Reports..............................................28
         6.3.7    Notice of Defaults; Loss...................................28
         6.3.8    Notice of Suits; Adverse Events............................28
         6.3.9    Reports to Members, Creditors and Governmental Bodies......29
         6.3.10   ERISA Notices and Requests.................................29
         6.3.11   Other Information..........................................30
         6.4   Reports to Governmental Bodies and Other Persons..............30
      6.5   Maintenance of Licenses and Other Agreements.....................30
      6.6   Insurance........................................................30
         6.6.1    Maintenance of Insurance...................................30
         6.6.2    Claims and Proceeds........................................31
      6.7   Future Leases....................................................31
      6.8   Environmental Matters............................................31
      6.9   Compliance with Laws.............................................32
      6.10  Taxes and Claims.................................................32
      6.11  Maintenance of Properties........................................32
      6.12  Governmental Approvals...........................................32
      6.13  Payment of Indebtedness..........................................33
      6.14  Maintenance of Accounts..........................................33
ARTICLE VII..................................................................33
   NEGATIVE COVENANTS........................................................33
      7.1   Borrowing........................................................33
      7.2   Liens............................................................33
      7.3   Merger and Acquisition...........................................33
      7.4   Contingent Liabilities...........................................33
      7.5   Dividends and Distributions......................................33
      7.6   Capital Expenditures.............................................34
      7.7   Payments of Indebtedness for Borrowed Money......................34
      7.8   Investments, Revolving Loans.....................................34
      7.9   Fundamental Business Changes.....................................34
      7.10  Facility Sites...................................................34
      7.11  Sale or Transfer of Assets.......................................35
      7.12  Amendment of Certain Agreements..................................35
      7.13  Acquisition of Additional Properties.............................35
      7.14  Transactions with Affiliates.....................................35
      7.15  Compliance with ERISA............................................35

      7.16  Unsubordinated Indebtedness to Tangible Net Worth Ratio..........36
      7.17  Net Income for 1999..............................................36
      7.18  Minimum Net Worth................................................36
      7.19  Minimum Debt Service Ratio.......................................36
      7.20  Testing of Financial Covenants...................................37
ARTICLE VIII.................................................................37
   DEFAULT AND REMEDIES......................................................37
      8.1   Events of Default................................................37
         8.1.1    Default in Payment.........................................37
         8.1.2    Breach of Covenants........................................37
         8.1.3    Breach of Warranty.........................................37
         8.1.4    Default Under Other Indebtedness for Borrowed Money........37
         8.1.5    Bankruptcy.................................................38
         8.1.6    Judgments..................................................38
         8.1.7    Impairment of Licenses; Other Agreements...................38
         8.1.8    Collateral.................................................39
         8.1.9    Plans......................................................39
         8.1.10   Change in Control; Sale of Borrower........................39
         8.1.11   Material Adverse Effect....................................39
      8.2   Acceleration of Borrower's Obligations...........................40
      8.3   Remedies on Default..............................................40
         8.3.1    Enforcement of Security Interests..........................40
         8.3.2    Other Remedies.............................................40
      8.4   Application of Funds.............................................40
         8.4.1    Expenses...................................................41
         8.4.2    Borrowers' Obligations.....................................41
         8.4.3    Surplus....................................................41
      8.5   Performance of Borrower's Obligations............................41
ARTICLE IX...................................................................42
   CLOSING...................................................................42
ARTICLE X....................................................................42
   EXPENSES AND INDEMNITY....................................................42
      10.1  Attorney's Fees and Other Fees and Expenses......................42
         10.1.1   Fees and Expenses for Preparation of Loan Instruments......42
         10.1.2   Fees and Expenses in Enforcement of Rights or Defense of
                  Loan Instruments...........................................42
      10.2  Indemnity........................................................43
         10.2.1   Brokerage Fees.............................................43
         10.2.2   General....................................................43
         10.2.3   Operation of Collateral; Joint Venturers...................43
         10.2.4   Environmental Indemnity....................................43

ARTICLE XI...................................................................44
   MISCELLANEOUS.............................................................44
      11.1  Notices..........................................................44
      11.2  Survival of Loan Agreement; Indemnities..........................45
      11.3  Further Assurance................................................45
      11.4  Taxes and Fees...................................................45
      11.5  Severability.....................................................46
      11.6  Waiver...........................................................46
      11.7  Modification of Loan Instruments.................................46
      11.8  Captions.........................................................46
      11.9  Successors and Assigns...........................................46
      11.10    Remedies Cumulative...........................................46
      11.11    Entire Agreement; Conflict....................................47
      11.12    Applicable Law................................................47
      11.13    JURISDICTION AND VENUE........................................47
      11.14    WAIVER OF RIGHT TO JURY TRIAL.................................48
      11.15    Time of Essence...............................................48
      11.16    Estoppel Certificate..........................................48
      11.17    Consequential Damages.........................................48
      11.18    Counterparts..................................................48
      11.19    No Fiduciary Relationship.....................................49

                                LOAN AGREEMENT

         This LOAN AGREEMENT, dated as of April _, 2000, is between CAROLINA NATIONAL TRANSPORTATION, INC., an Indiana corporation, ("Carolina"), KEYSTONE LINES, a California corporation, ("Keystone"), GULF LINE TRANSPORT, INC., an Indiana corporation, ("Gulf Line") and FIVE STAR TRANSPORT, INC., an Indiana corporation, ("Five Star") (Carolina, Keystone, Gulf Line and Five Star hereinafter collectively referred to as "Borrowers" or individually as "Borrower"), US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and FIRSTAR BANK N.A., a national banking association ("Lender").

                                     PRELIMINARY STATEMENT:

     Borrowers desire to borrow the Revolving Loan from Lender, the proceeds of which shall be used (i) to refinance Borrowers' and Guarantor's secured loan obligations to Finova Capital Corporation ("Finova"); (ii) for Borrowers' working capital; and (iii) to pay related transactions costs. Lender has agreed to make the Revolving Loan upon the terms and subject to the conditions set forth herein.

         NOW, THEREFORE, it is hereby agreed as follows:

5.

                   DEFINITIONS AND DETERMINATIONS

6.       Definitions.

         As used in this Loan Agreement and in the other Loan Instruments, unless otherwise expressly indicated herein or therein, the following terms shall have the following meanings (such meanings to be applicable equally to both the singular and plural forms of the terms defined):

         Accountants: any independent certified public accounting firm selected by Borrower and reasonably satisfactory to Lender, and shall include Borrower's current independent public accounting firm.

         Accounting Changes: as defined in Section 1.3.

         Accounts: all presently existing and hereafter arising accounts receivable and other rights to payment owing to any of Borrowers or Guarantor for goods sold or leased or services rendered by any of Borrowers or Guarantor, whether or not earned by performance, and any and all credit insurance, guaranties or security therefor.

         Advance: any advance of the Revolving Loan.

         Affiliate: any Person that directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with another Person. The term "control" means having the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or equity interests, by contract or otherwise. For the purposes hereof any Person which owns or controls, directly or indirectly, 10% or more of the securities or equity interests, as applicable, whether voting or non-voting, of any other Person shall be deemed to "control" such Person.

         Bankruptcy Code: the United States Bankruptcy Code and any successor statute thereto, and the rules and regulations issued thereunder, as in effect from time to time.

         Basic Financial Statements: as defined in subsection 6.3.3.

         Borrowers: has the meaning assigned to that term in the Preamble to this Revolving Loan Agreement.

         Borrowers' Obligations: (i) any and all Indebtedness due or to become due, whether contingent or otherwise, now existing, or hereafter arising, of Borrowers to Lender pursuant to the terms of this Loan Agreement or any other Loan Instrument, and (ii) the performance of the covenants of Borrowers contained in the Loan Instruments, for all of which each of Borrowers shall be jointly and severally liable.

         Business Day: any day other than a Saturday, Sunday or other day on which banks in Chicago, Illinois are required or authorized to close.

         Business Insurance: such property, casualty, liability, business interruption and other insurance as Lender from time to time requires Borrowers and Guarantor to maintain other than cargo insurance insuring the value of goods being transported by Borrowers.

         Capital Expenditures: payments that are made or liabilities that are incurred by a Person for the lease, purchase, improvement, construction or use of any Property, the value or cost of which under GAAP is required to be capitalized and appears on such Person's balance sheet in the category of property, plant or equipment, without regard to the manner in which such payments or the instruments pursuant to which they are made are characterized, and shall include, without limitation, payments for or liabilities incurred with respect to the installment purchase of Property and payments under Capitalized Leases.

         Capitalized Lease: any lease of Property, the obligations for the rental of which are required to be capitalized in accordance with GAAP.

         Closing: the initial disbursement of the Revolving Loan.

         Closing Certificate: a closing certificate executed by each Borrower to Lender.

         Closing Date: the date upon which the Closing occurs.

         Code: the Internal Revenue Code of 1986, as amended, and any successor statute thereto, and the rules and regulations issued thereunder, as in effect from time to time.

         Collateral: the Accounts and all existing and after-acquired Property of Borrowers and Guarantor (other than the real property in Arizona currently owned by Guarantor or a Borrower), including without limitation all existing and after-acquired, equipment, inventory and general intangibles, and all proceeds of the foregoing.

         Compliance Certificate: a compliance certificate executed by Borrowers in the form of Exhibit 1.1(A) attached hereto.

         Corporate Guaranty: the unlimited secured corporate guaranty of US1 Industries, Inc., Borrowers' parent company, in form and substance satisfactory to Lender, wherein Guarantor shall guarantee all of Borrowers' Obligations.

       Default Rate: the Interest Rate, as defined herein, plus 2.0% per annum.

         Default Rate Period: a period of time commencing on the date that an Event of Default has occurred and ending on the date that such Event of Default is cured or waived.

         Dollars: lawful currency of the United States.

         EBITDA: for any period, without duplication, the Net Income of Borrowers or Guarantor for such period:

7. plus the sum of the following, to the extent deducted in determining such Net Income for such period:

8. losses from sales, exchanges and other dispositions of Property not in the ordinary course of business;

9. interest paid or accrued on Indebtedness, including, without limitation, interest on Capitalized Leases that is imputed in accordance with GAAP;

10.      depreciation and amortization of assets during such period; and

11.      charges against net income for taxes;

12. minus gains from sales, exchanges and other dispositions of Property or other extraordinary gains not in the ordinary course of business.

         Eligible Accounts Receivable: the total amount of the Accounts from completed transactions after deducting (i) Accounts over 75 days past invoice date, (ii) intercompany Accounts, (iii) foreign Accounts, (iv) Accounts to the extent subject to customer setoffs (v) Accounts for which the portion of the Account aged 75 days past the invoice date is in excess of 25% of the total indebtedness owed to any of Borrowers by the account debtor, and (vi) such other reserves as Lender may reasonably deem appropriate.

         Employee Benefit Plan: any employee benefit plan within the meaning of
Section 3(3) of ERISA which (i) is maintained for employees of any of Borrowers or any ERISA Affiliate or (ii) has at any time within the preceding six years been maintained for the employees of any of Borrowers or any current or former ERISA Affiliate.

         Environmental Laws: any and all federal, state and local laws that relate to or impose liability or standards of conduct concerning public or occupational health and safety or protection of the environment, as now or hereafter in effect and as have been or hereafter may be amended or reauthorized, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. S9601 et seq.), the Hazardous Materials Transportation Act (42 U.S.C. S1802 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. S1251 et seq.), the Toxic Substances Control Act (15 U.S.C. S2601 et seq.), the Clean Air Act (42 U.S.C. S901 et seq.), the National Environmental Policy Act (42 U.S.C. S4231, et seq.), the Refuse Act (33 U.S.C. S407, et se .), the Safe Drinking Water Act (42 U.S.C. S300(f)et seq.), the Occupational Safety and Health Act (29 U.S.C. S651 et seq.), and all rules, regulations, codes, ordinances and guidance documents promulgated or published thereunder, and the provisions of any licenses, permits, orders and decrees issued pursuant to any of the foregoing.

        ERISA: the Employee Retirement Income Security Act of 1974, as amended, and any successor statute thereto, and the rules and regulations issued thereunder, as in effect from time to time.

         ERISA Affiliate: any Person who is a member of a group which is under common control with Borrowers or Guarantor, who together with Borrowers or Guarantor is treated as a single employer within the meaning of Section 414(b),
(c) and (m) of the Code.

         Event of Default: any of the Events of Default set forth in Section
         8. 1.

         Excess Interest: as defined in subsection 2.3.3.

         Existing Indebtedness: all Indebtedness for Borrowed Money owed by any of Borrowers or Guarantor, immediately prior to the Closing.

         Funding Date: the date of disbursement of any Advance, which shall be a Business Day.

         GAAP: generally accepted accounting principles in effect from time to time, which shall include but shall not be limited to the official interpretations thereof by the Financial Accounting Standards Board or any successor thereto.

         Good Funds: Dollars available in federal funds to Lender at or before 2:00 p.m., Chicago time, on a Business Day.

         Governmental Body: any foreign, federal, state, municipal or other government, or any department, commission, board, bureau, agency, public authority or instrumentality thereof or any court or arbitrator.

         Hazardous Materials: any hazardous, toxic, dangerous or other waste, substance or material defined as such in, regulated by or for purposes of any Environmental Law.

         Incipient Default: any event or condition which, with the giving of notice or the lapse of time, or both, would become an Event of Default.

         Indebtedness: all liabilities, obligations and reserves, contingent or otherwise, which, in accordance with GAAP, would be reflected as a liability on a balance sheet or would be required to be disclosed in a financial statement, including, without duplication: (i) Indebtedness for Borrowed Money,(ii) obligations secured by any Lien upon Property,
         (iii) guaranties and letters of credit, and(iv) liabilities in respect of unfunded vested benefits under any Pension Plan or in respect of withdrawal liabilities incurred under ERISA by any of Borrowers, Guarantor or any ERISA Affiliate to any Multi-employer Plan.

         Indebtedness for Borrowed Money: without duplication, all Indebtedness
         (i) in respect of money borrowed, (ii) evidenced by a note, debenture or other like written obligation to pay money (including, without limitation, all of Borrowers' Obligations, Permitted Senior Indebtedness and Permitted Subordinated Indebtedness),(iii) in respect of rent or hire of Property under Capitalized Leases or for the deferred purchase price of Property, (iv) in respect of obligations under conditional sales or other title retention agreements, and (v) all guaranties of any or all of the foregoing.

         Instruments: the Loan Instruments.

         Intellectual Property: collectively, all of Borrowers' and Guarantor's patents, trademarks, service marks, trade names, copyrights, franchises and all other intellectual property rights with respect thereto.

         Interest Rate: the interest which the Revolving Loan bears, other than during a Default Rate Period, as provided in subsection 2.3.1 hereunder.

         Inventory: all present and future inventory in which any Borrower has any interest, including, without limitation, all goods held for sale, lease or other disposition by a Borrower, or to be furnished under a contract of service, and all of Borrowers' present and future raw materials, work in process, finished goods, goods consigned to any Borrower to the extent of such Borrower's interest therein as consignee, materials and supplies of any kind, nature or description which are or might be used in connection with the manufacture, packing, shipping, advertising, selling or furnishing of any such goods and all documents of title or other documents representing the same.

         Landlord: a lessor under a Lease.

         Landlord's Consent: a landlord's consent in form and substance reasonably satisfactory to Lender.

         Lease: any lease of real estate under which a Borrower or Guarantor is, or will be, the lessee.

         Leasehold Property: any real estate which is the subject of a Lease.

         Lender: Firstar Bank N.A., a national banking association, its successors and assigns.

         Lien: any mortgage, deed of trust, pledge, assignment, lien, charge, encumbrance or security interest of any kind, or the interest of a vendor or lessor under any conditional sale agreement, Capitalized Lease or other title retention agreement.

         Loan Agreement: this Loan Agreement and any amendments or supplements hereto.

         Loan Instruments:

13.      Loan Agreement;

14.      Note;

15.      Corporate Guaranty;

16.      Security Instruments;

17.      Closing Certificate;

18.      Subordination Agreements;

19.      Uniform Commercial Code financing statements required by Lender;

20.      the Personal Guaranties; and

21. such other instruments and documents as Lender reasonably may require in connection with the transactions contemplated by this Loan Agreement.

         Material Adverse Effect: (i) a material adverse effect upon the business, operations, Property, prospects, profits or financial condition of any Borrowers or Guarantor or upon the validity, enforceability or priority of the Security Interests or (ii) a material impairment of the ability of any Borrower or Guarantor to perform its obligations under any Loan Instrument to which it is a party or of Lender to enforce or collect any of Borrowers' Obligations or the Obligations (as defined in the Corporate Guaranty) of Guarantor.

         Maximum Rate: as defined in subsection 2.3.3.

         Multiemployer Plan: any multiemployer plan as defined pursuant to
         Section 3(37) of ERISA to which a Borrower or Guarantor or any ERISA Affiliate makes, or accrues an obligation to make, contributions, or has made, or been obligated to make, contributions within the preceding six years.

         Net Income: shall have the meaning accorded to such term by GAAP.

         Operating Agreement: any joint venture agreement, supply agreement, requirements contracts, equipment lease, right-of-entry agreement, access agreement, vendor agreement, distributing agreement, service agreement, advertising contract, employment agreement, management agreement, collective bargaining agreement or other similar agreement relating to the operation of a Borrower's or Guarantor's business.

         Overadvance: as defined in subsection 2.5.

         Pay-Off Letter: a pay-off letter from each holder of the Existing Indebtedness addressed to Lender.

         PBGC: the Pension Benefit Guaranty Corporation or any Governmental Body succeeding to the functions thereof

         Pension Plan: any Employee Benefit Plan, other than a Multiemployer Plan, which is subject to the provisions of Part 3 of Title I of ERISA,
         Title IV of ERISA, or Section 412 of the Code and which (i) is maintained for employees of any Borrower or Guarantor or any ERISA Affiliate, or (ii) has at any time within the preceding six years been maintained for the employees of any Borrower or Guarantor or any of its current or former ERISA Affiliates.

         Permitted Liens: any of the following Liens:

         (i)     the Security Interests;

         (ii)    the Permitted Senior Indebtedness Liens;

         (iii) Liens for taxes or assessments and similar charges, which either are (A) not delinquent or (B) being contested diligently and in good faith by appropriate proceedings, and as to which Borrowers and Guarantor have set aside reserves on its books in accordance with GAAP;

         (iv) statutory Liens, such as mechanic's, material-man's, repairmen's, warehouseman's, carrier's, landlord's, banks and related rights of set-off, or other like Liens, incurred in good faith in the ordinary course of business, provided that the underlying obligations relating to such Liens are paid in the ordinary course of business, or are being contested diligently and in good faith by appropriate proceedings and as to which Borrowers and Guarantor have set aside reserves on its books in accordance with GAAP, or the payment of which obligations are otherwise secured in a manner satisfactory to Lender;

         (v) zoning ordinances, easements, licenses, reservations, provisions, covenants, conditions, aivers or restrictions on the use of Property and other title exceptions, in each case, that are acceptable to Lender;

         (vi) Liens in respect of judgments or awards with respect to which no Event of Default would exist pursuant to subsection 8.1.6;

         (vii) Liens to secure payment of insurance premiums (A) to be paid in accordance with applicable laws in the ordinary course of business relating to payment of worker's compensation, or (B) that are required for the participation in any fund in connection with worker's compensation, unemployment insurance, old-age pensions or other social security programs; and

         (viii) the interest or title of a lessor under the stated terms of any Lease to which a Borrower is a party.

         Permitted Prior Liens: any of the following Liens:

         (i)     the Permitted Senior Indebtedness Liens;

         (ii)    the Permitted Liens described in clauses (iii), (iv) and
                 (viii) of the definition of Permitted Liens that are accorded priority to the Security Interests by law; and

         (iii) the Permitted Liens described in clauses (v) and (vii) of the definition of Permitted Liens, subject to the limitations or requirements set forth therein.

         Permitted Senior Indebtedness: Existing Indebtedness, other than Borrowers' Obligations, and less Indebtedness to Finova Capital Corp. and Permitted Subordinated Indebtedness ("Permitted Senior Existing Indebtedness"), together with any other Indebtedness for Borrowed Money incurred after the date hereof, provided (i) no Event of Default exists at the time or will be caused as a result of the incurrence of any Indebtedness, and (ii) the aggregate amount of Permitted Senior Indebtedness at any one time outstanding may not exceed the sum of the Permitted Senior Existing Indebtedness as of the date hereof plus $50,000.

     Permitted Senior Indebtedness Liens: Liens that secure Permitted Senior Indebtedness, provided that (i) each such Lien attaches only to the Property purchased or leased with the proceeds of the Permitted Senior Indebtedness incurred with respect to such Property and (ii) Lender is granted a Lien upon such Property, subordinate only to the Lien granted to the holder of the applicable Permitted Senior Indebtedness.

      Permitted Subordinated Indebtedness: means the indebtedness of any Borrower or Guarantor to Michael Kibler and/or Harold Antonson or August Investment Partnership as set forth in Schedule 5.16 hereto, which the holders of such indebtedness have agreed to subordinate to the senior rights of Lender, pursuant to Subordination Agreements of even date between Lender and the holders of such indebtedness, and any additional indebtedness of any Borrower or Guarantor to Michael Kibler and/or Harold Antonson or August Investment Partnership which has been made expressly subordinate to the senior rights of Lender by execution of subordination agreements between Lender and the holders of such indedebtedness having the same terms and conditions as the Subordination Agreements.

         Person: any individual, firm, corporation, limited liability company, business enterprise, trust, association, joint venture, partnership, Governmental Body or other entity, whether acting in an individual, fiduciary or other capacity.

         Personal Guaranties: the individual guaranties of Michael Kibler and Harold Antonson limited to $500,000 per guaranty.

         Personal Guarantors: Michael Kibler and Harold Antonson, both of whom are directors and officers and who together, indirectly or directly, hold or control in the aggregate at least 22% of the outstanding voting stock of Guarantor and each of Borrowers.

         Prime Rate: the per annum rate of interest announced or published publicly from time to time by Lender as its corporate base (or equivalent) rate of interest, which rate shall change automatically without notice and simultaneously with each change in such corporate base rate. The Prime Rate is a reference rate and does not necessarily represent the lowest or prime rate actually charged to any customer by Lender.

         Principal Balance: the unpaid principal balance of the Revolving Loan or any specified portion thereof outstanding from time to time.

         Property: all types of real, personal or mixed property and all types of tangible or intangible property.

         Qualified Depository : a member bank of the Federal Reserve System having a combined capital and surplus of at least $100,000,000.

         Real Property: all interests in real estate owned, or which, upon the Closing Date, will be owned, by Borrower other than the Leasehold Property.

         Revolving Loan: the revolving loan made by Lender to Borrower pursuant to Section 2.1.

         Revolving Loan Commitment: $2,000,000.

        Revolving Loan Maturity Date: the earlier of (i) September 30, 2001, or
(ii) the date on which Borrowers' Obligations are accelerated pursuant to this Loan Agreement.

         Revolving Loan Note: the promissory note executed by Borrower payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of the Closing Date and in form and substance satisfactory to Lender.

         Securities Act: the Securities Act of 1933, as amended, or any similar Federal statute, and the rules and regulations of the Securities and Exchange Commission promulgated thereunder, as in effect from time to time.

         Security Agreements: the security agreements executed by Borrowers and Guarantor in favor of Lender.

         Security Instruments: collectively, the Security Agreements and any other document now or hereafter executed by Borrowers or Guarantor which purports to create a Lien on the Property of any of Borrowers or Guarantor in favor of Lender.

         Security Interests: the Liens in the Collateral granted to Lender pursuant to the Security Instruments.

         Stated Rate: as defined in subsection 2.3.3.

         Subordinated Indebtedness: Indebtedness for Borrowed Money at any date of Guarantor and all of its subsidiaries (on a consolidated basis) which is subordinated to Borrowers' Obligation by written agreement of the obligees thereof.

         Subordination Agreements: means subordination agreements of even date between Lender and the holders of the Permitted Subordinated Indebtedness, wherein the holders of such junior and subordinate indebtedness have agreed to subordinate their rights and claims to the senior rights of Lender.

         Tangible Net Worth: at any date means Guarantor's net worth at such date after subtracting therefrom the aggregate amount at such date of any intangible assets of Borrowers and any other subsidiaries of Guarantor, including, without limitation, prepaid amounts, goodwill, franchises, licenses, patents, trademarks, trade names, copyrights, service marks and brand names.

         Termination Event: (i) a "Reportable Event" described in Section 4043 of ERISA and the regulations issued thereunder; or (ii) the withdrawal of any Borrower, Guarantor or any ERISA Affiliate from a Pension Plan during a plan year in which it was a "substantial employer" as defined in Section 4001(a)(2); or (iii) the termination of a Pension Plan, the filing of a notice of intent to terminate a Pension Plan or the treatment of a Pension Plan amendment as a termination under Section 4041 of ERISA; or (iv) the institution of proceedings to terminate, or the appointment of a trustee with respect to, any Pension Plan by the PBGC; or (v) any other event or condition which would constitute grounds under Section 4042(a) of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan; or (vi) the partial or complete withdrawal of any Borrower, Guarantor or any ERISA Affiliate from a Multiemployer Plan; or(vii) the imposition of a lien pursuant to Section 412 of the Code or Section 302 of ERISA; or (viii) any event or condition which results in the reorganization or insolvency of a Multiemployer Plan under Sections 4241 or 4245 of ERISA; or (ix) any event or condition which results in the termination of a Multiemployer Plan under Section 4041A of ERISA or the institution by the PBGC of proceedings to terminate a Multiemployer Plan under
Section 4042 of ERISA.

         Unsubordinated Indebtedness: Indebtedness for Borrowed Money at any date of Guarantor and all of its subsidiaries (on a consolidated basis) other than Subordinated Indebtedness.

22.      Time Periods.

         In this Loan Agreement and the other Loan Instruments, in the computation of periods of time from a specified date to a later specified date,
(i) the word "from" means "from and including," (ii) the words "to" and "until" each mean "to, but excluding" and (iii) the words "through," "end of' and "expiration" each mean "through and including." Unless otherwise specified, all references in this Loan Agreement and the other Loan Instruments to (i) a "month" shall be deemed to refer to a calendar month, (ii) a "quarter" shall be deemed to refer to a calendar quarter and (iii) a "year" shall be deemed to refer to a calendar year.

23.      Accounting Terms and Determinations.
       All accounting terms not specifically defined herein shall be construed, all accounting determinations hereunder shall be made and all financial statements required to be delivered pursuant hereto shall be prepared in accordance with GAAP as in effect at the time of such interpretation, determination or preparation, as applicable. In the event that any Accounting Changes occur and such changes result in a change in the method of calculation of financial covenants, standards or terms contained in this Loan Agreement, then Borrower and Lender agree to enter into negotiations to amend such provisions of this Loan Agreement so as to reflect such Accounting Changes with the desired result that the criteria for evaluating the financial condition of Borrower shall be the same after such Accounting Changes as if such Accounting Changes had not been made. For purposes hereof, "Accounting Changes" shall mean
(i) changes in GAAP required by the promulgation of any rule, regulation, pronouncement or opinion by the Financial Accounting Standards Board of the American Institute of Certified Public Accountants (or any successor thereto) or other appropriate authoritative body and (ii) changes in accounting principles as approved by the Accountants.

24.      References.

         All references in this Loan Agreement to "Article," "Section," "subsection," "subparagraph," "clause" or "Exhibit," unless otherwise indicated, shall be deemed to refer to an Article, Section, subsection, subparagraph, clause or Exhibit, as applicable, of this Loan Agreement.

25.      Lender's Discretion.

         Whenever the terms "satisfactory to Lender," "determined by Lender," "acceptable to Lender," "Lender shall elect," "Lender shall request," "at the option or election of Lender," or similar terms are used in the Loan Instruments, except as otherwise specifically provided therein, such terms shall mean satisfactory to, at the election or option of, determined by, acceptable to or requested by Lender, in its sole and unlimited discretion.

26.      Borrower's or Guarantor's Knowledge.

         Any statements, representations or warranties that are based upon the best knowledge of Borrowers or Guarantor or an officer thereof shall be deemed to have been made after due inquiry by Borrowers, Guarantor or such officer, as applicable, with respect to the matter in question.

27.       REVOLVING LOANS AND TERMS OF PAYMENT

28.      Revolving Loan.

29.      Amount and Disbursement.

         Upon the terms and subject to the conditions herein set forth, Lender agrees to make Advances of the Revolving Loan to Borrowers from time to time from the Closing Date to the Revolving Loan Maturity Date in an aggregate amount outstanding at any one time not in excess of the Revolving Loan Commitment then in effect. If at any time, however, Borrowers' Obligations exceed the Revolving Loan Commitment then in effect, all of such excess nevertheless shall constitute a part of Borrowers' Obligations and shall be secured by the Security
         Interests. Each of Borrower shall remain jointly and severally liable with the other Borrowers for all of Borrowers' Obligations.

30.      Revolving Loan Note.

         The Revolving Loan shall be evidenced by the Revolving Loan Note.

31.      Reborrowing.

         Subject to the conditions set forth in this Section 2.1, Borrowers may from time to time prior to the Revolving Loan Maturity Date reborrow all or any portion of any Advance of the Revolving Loan which is repaid.

32.      Conditions of Advances of the Revolving Loan.

         The obligation of Lender to disburse any Advance of the Revolving Loan is subject to the satisfaction of the following conditions precedent:

33. no Event of Default or Incipient Default shall exist or would be created by the making of any such Advance;

34. each such Advance shall be in a minimum amount of $1,000 and integral multiples of $1,000 in excess of that amount;

35. Lender shall have received, no later than 2:00 p.m., Chicago time, on the applicable Funding Date, a Notice of Borrowing from Borrower in the form of Exhibit 2.1.4 with respect to such Advance;

36. on the applicable Funding Date, each of Borrowers' and Guarantor's representations and warranties set forth in the Loan Instruments shall be true and correct in all material respects when made and at and as of the time of the Funding Date, except to the extent that any such representations and warranties expressly relate to an earlier date; and

37. availability shall be limited to Lender's advance of funds not exceeding seventy percent (70%) of Borrowers' Eligible Accounts Receivable.

38.      Use of Proceeds of the Revolving Loan.

         The proceeds of the Revolving Loan shall be used (i) to refinance Borrowers' and Guarantor's secured loan obligations to Finova; (ii) for Borrowers' working capital; and (iii) to pay related transactions costs.

39.      Interest.

40.      Interest Rate.

         The Principal Balance shall bear interest in an amount equal to: (i) the Prime Rate in effect from time to time; plus (ii) 0.5% per annum, provided, however, that during a Default Rate Period, Borrowers' Obligations shall bear interest at the applicable Default Rate.

41.      Interest Computation.

         Interest shall be computed on the basis of a year consisting of 360 days and charged for the actual number of days during the period for which interest is being charged. In computing interest, the Funding Date shall be included and the date of payment shall be excluded.

42.      Maximum Interest.

         Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Borrowers to Lender in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest"). If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Loan Agreement or any other Loan Instrument, then in such event (i) Borrowers shall not be obligated to pay such Excess Interest, (ii)any Excess Interest collected by Lender shall be, at Lender's option, (A) applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Loan Agreement and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Borrowers shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Borrowers shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this subsection 2.3.3 again shall apply.

43.      Increased Costs.

         If, after the Closing Date, either (i) any change in or in the inter-pretation of any law or regulation is introduced (other than changes in taxation of the net income of Lender), including, without limitation, with respect to reserve requirements applicable to Lender,
         (ii) Lender complies with any future guideline or request from any central bank or other Governmental Body proposed or promulgated after the Closing Date or (iii) Lender determines that the adoption of any applicable law, rule or regulation (other than changes in taxation of the net income of Lender) regarding capital adequacy or any change therein, or any change in the interpretation or administration thereof by any Governmental Body, central bank or comparable agency charged with the interpretation or administration thereof announced after the Closing Date has or would have the effect described below, or Lender complies with any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Body, central bank or comparable agency announced after the Closing Date and in case of any event set forth in this clause (iii), such adoption, change or compliance has or would have the direct or indirect effect of reducing the rate of return on any of Lender's capital as a consequence of its obligations here-under to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material, and any of the foregoing events described in clauses (i),
         (ii) or (iii) increases the cost to Lender of (A) funding or maintaining the Revolving Loan or the Revolving Loan Commitment or
         (B) issuing, causing the issuance of making or maintaining any Letter of Credit, or reduces the amount receivable in respect thereof by Lender, then Borrowers shall upon demand by Lender at any time within 180 days after the date on which an officer of Lender responsible for overseeing this Loan Agreement knows or has reason to know of its right to additional compensation under this Section 2.3.4, pay to Lender additional amounts sufficient to reimburse Lender against such increase in cost or reduction in amount receivable; provided, however, such entity shall only be entitled to additional compensation for any such costs incurred from and after the date that is 30 days prior to the date Borrowers receive such demand. A certificate as to the amount of such increased cost, and setting forth in reasonable detail the calculation thereof, shall be submitted to Borrowers by Lender, and shall be conclusive absent manifest error. Lender will promptly notify Borrowers of any event of which it has knowledge that would entitle Lender to additional compensation under this subsection 2.3.4. Lender shall not request any additional compensation under this subsection
         2.3.4 unless it is generally making similar requests of other borrowers similarly situated, and Lender agrees to use a reasonable basis for calculating amounts allocable to its Commitments hereunder.

44.      Principal and Interest Payments.

45.      Interest.

         Interest on (i) the Revolving Loan shall be payable monthly in arrears on the first Business Day of each month beginning with May 1, 2000.

46.      Principal.

         The Principal Balance of the Revolving Loan, together with all other sums due to Lender pursuant to the terms of the Loan Instruments, shall be due and payable in full on the Revolving Loan Maturity Date.

47.      Mandatory Prepayments of the Revolving Loan.

         If at any time or for any reason, Borrowers' Obligation exceeds the Revolving Loan Commitment or, if for any reason, Borrowers' Obligation exceeds the availability requirements set forth in Section 37 hereof (any such excess being referred to herein as an "Overadvance"), Borrowers shall immediately pay to Lender, in Good Funds, the amount of such Overadvance.

48.      Payments after Event of Default.

         All payments received by Lender during the existence of an Event of Default shall be applied in accordance with Section 8.4.

49.      Method of Payment.

         All payments to be made pursuant to the Loan Instruments by Borrowers to Lender shall be made by (i) direct debit from Borrowers' operating account; or (ii) wire transfer of Good Funds to Lender.

50.      SECURITY

         Borrowers' Obligations shall be secured by a Lien upon all of the Collateral, which Lien at all times shall be superior and prior to all other Liens, except Permitted Prior Liens.

51.     CONDITIONS OF CLOSING

         The obligation of Lender to make the Revolving Loan shall be subject to the satisfaction or waiver of all of the following conditions in a manner, form and substance satisfactory to Lender:

52.      Representations and Warranties.

         On the Closing Date, Borrowers', Guarantor's and Personal Guarantors' representations and warranties set forth in the Loan Instruments shall be true and correct.

53.      Delivery of Documents.

         The following shall have been delivered to Lender, each duly authorized and executed, where applicable, and in form and substance satisfactory to Lender:

54.      the Loan Instruments;

55. a certificate of good standing or similar certification for each Borrower and Guarantor from the states in which each Borrower and Guarantor are organized and from all states in which the laws thereof require each Borrower and Guarantor to be licensed and/or qualified to do business, except any state where the failure to be so qualified could not reasonably be expected to result in a Material Adverse Effect, in each case dated not more than 10 days prior to the Closing Date;

56. copies of the corporate charter or articles of incorporation for each Borrower and Guarantor, certified by the Secretary of State of the state of each Borrower's and Guarantor's organization, together with all effective and proposed amendments thereto;

57. certified copies of resolutions adopted by the board of directors of each Borrower and Guarantor, authorizing the execution and delivery of the Loan Instruments and the consummation of the transactions contemplated therein;

58.      signature and incumbency certificates for each Borrower and Guarantor;

59. copies of each of the following, certified as true, correct and complete by a duly authorized officer of each Borrower and Guarantor: all instruments and documents evidencing Permitted Senior Indebtedness and Permitted Subordinated Indebtedness existing as of the Closing Date;

60. a Landlord's Consent from the Landlord under the Lease for Borrowers' headquarters;

61.      the Pay-Off Letter; and

62. such other instruments, documents, certificates, consents, waivers and opinions as Lender reasonably may request.

63.      Performance; No Default.

         Borrower and Guarantor shall have performed and complied with all agreements and conditions contained in the Loan Instruments to be performed by or complied with by such Person prior to or at the Closing, and no Event of Default shall then exist or result from the making of the initial disbursement of the Revolving Loan.

64.      Opinions of Counsel.

         Lender shall have received the opinion of Borrowers' and Guarantor's counsel, Troutman Sanders, dated the Closing Date and any special counsel required by Lender, each addressed to Lender, in such form and covering such matters as Lender may require.

65.      Approval of Loan Instruments and Security Interests; Consents.

         Lender shall have received evidence that the approval or consent shall have been obtained from all Governmental Bodies and all other Persons whose approval or consent is required to enable (i) each Borrower to enter into and perform its obligations under the Loan Instruments; and
         (ii) each Borrower and Guarantor to grant to Lender the Security Interests contemplated in the Security Instruments.

66.      Security Interests.

         All filings of Uniform Commercial Code financing statements and all other filings and actions necessary to perfect and maintain the Security Interests as first, valid and perfected Liens in the Property covered thereby, subject only to Permitted Prior Liens, shall have been filed or taken and Lender shall have received such UCC, state and federal tax Lien, pending suit, judgment and other Lien searches as it deems reasonably necessary to confirm the foregoing.

67.      Financial Statements, Reports and Projections.

         Lender shall have received such financial reports and other information with respect to each Borrower and Guarantor as Lender shall request, all in form and substance satisfactory to Lender.

68.      Year 2000 Compliance.

         Lender shall be satisfied that there are no material Year 2000 compliance issues pertaining to any Borrower or Guarantor.

69.      Material Adverse Change.

         No event shall have occurred since February 28, 2000, which has had or could have a Material Adverse Effect, and no laws, statute, rule, regulation, order or decree shall be in effect or proceedings pending which prevent or enjoin the Closing.

70.      Use of Assets.

         Lender shall be satisfied that each Borrower and Guarantor at all times shall be entitled to the use and quiet enjoyment of all Property necessary for the continued ownership and operation of its business, including, without limitation, the use of equipment, fixtures, licenses, offices and means of ingress and egress thereto, and any easements or rights-of-way necessary to reach any equipment or other items necessary for the operation of such business.

71.      Fees and Expenses.

         Lender shall have received evidence that all fees and expenses described in subsection 10.1.1 have been paid in full.

72.      Insurance.

         At least two (2) Business Days prior to the Closing Date, Borrowers shall have delivered to Lender evidence satisfactory to Lender that all Business Insurance coverage required pursuant to Section 6.6 is in full force and effect and all premiums then due thereon have been paid in full.

73.      Existing Indebtedness.

         Lender shall have received evidence that the Existing Indebtedness (including all indebtedness owed to Finova) has been paid in full or will be paid in full concurrently with the Closing.

74.     REPRESENTATIONS AND WARRANTIES

         Borrowers and Guarantor, jointly and severally, represent and warrant to Lender as follows:

75.      Existence and Power.

         Each Borrower and Guarantor are business corporations, duly formed and validly existing under the laws of the jurisdiction of their respective formation. Each Borrower and Guarantor are in good standing under the laws of each other jurisdiction in which the failure to be in good standing could have a Material Adverse Effect. Each Borrower and Guarantor have all requisite power and authority to own their Property and to carry on their business as has been conducted prior to the Closing Date and as proposed to be conducted by each Borrower and Guarantor following the Closing Date.

76.      Authority.

         Each Borrower and Guarantor have full power and authority to enter into, execute, deliver and carry out the terms of the Loan Instruments and to incur the obligations provided for therein, all of which have been duly authorized by all proper and necessary action and, are not prohibited by the organizational instruments of any Borrower or Guarantor.

77.      Binding Agreements.

         This Loan Agreement and the other Loan Instruments, when executed and delivered, will constitute the valid and legally binding obligations of each Borrower and Guarantor, enforceable against each Borrower and Guarantor in accordance with their respective terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect affecting the enforcement of creditors' rights generally and (ii) equitable principles (whether or not any action to enforce such document is brought at law or in equity).

78.      Business and Property of Borrower and Guarantor.

79.      Business and Property.

         Each Borrower and Guarantor (i) own, and upon the Closing Date, will own, all Property necessary to conduct their business as presently conducted and as has been conducted prior to the Closing Date and (ii) have not engaged in and do not propose to engage in any business activity other than the business in which they are presently engaged, provided Borrowers or Guarantor may acquire or initiate additional trucking brokerage businesses within the United States provided any such action does not cause a violation of any other term or covenant of this Agreement including without limitation Sections 7.1, 7.2 and
         7.6 hereunder, and further provided that, to the extent such business is conducted in an entity other than one of Borrowers or Guarantor, such entity is added as a Borrower under this facility and agrees to be bound by the terms hereof and executes a Security Agreement in favor of Lender and appropriate financing statements granting a lien in its Property junior only to Permitted Senior Indebtedness Liens.

80.      Operating Agreements.

         All Operating Agreements are in full force and effect and no event has occurred which could result in the cancellation or termination of any such Operating Agreement or the imposition thereunder of any liability upon any Borrower or Guarantor which could have a Material Adverse Effect.

81.      Facility Sites.

          There is set forth in Schedule 5.4.3 the locations of Borrowers' and Guarantor's (i) chief executive office, (ii) Property and (iii) books and records.

82.      Leases.

         There is set forth in Schedule 5.4.4 a list of all Leases, together with a complete and accurate address and legal description of each parcel of Leasehold Property subject to such Leases. Each Lease is in full force and effect, there has been no default in the performance of any of its terms or conditions by any Borrower or Guarantor or, to the best knowledge of any Borrower or Guarantor, any other party thereto, and, to the best knowledge of any Borrower or Guarantor, no claims of default have been asserted with respect thereto.

83.      Real Property.

         Except for certain Real Property owned in Arizona which has been identified to Lender, none of Borrowers or Guarantors own any Real Property.

84.      Operation and Maintenance of Equipment.

         No equipment owned or operated will be owned or operated by a Borrower which is necessary for the operation of its business has been used, operated or maintained in a manner which now or hereafter could result in the cancellation or termination of the right of a Borrower to use or make use of the same or which could be expected to result in any material liability of a Borrower for damages in connection therewith. All of the equipment and other tangible personal property which will be owned by Borrowers upon the Closing Date and necessary to the operation of each Borrowers' businesses is, in all material respects, in good operating condition and repair (subject to normal wear and tear) and has been used, operated and maintained in substantial compliance with all applicable laws, rules and regulations.

85.      Existing Indebtedness.

         There is set forth in Schedule 5.4.7 a complete description of the Existing Indebtedness.

86.      Title to Property; Liens.

         Each Borrower has (i) good and marketable title to all of its Property, except the portion thereof consisting of a leasehold estate and (ii) a valid leasehold estate in each portion of its Property which consists of a leasehold estate. All of such Property is free and clear of all Liens, except Permitted Liens. Upon the proper filing with the appropriate Governmental Bodies of appropriate Uniform Commercial Code financing statements, the applicable Loan Instruments will create valid and perfected first Liens in the Collateral, subject only to Permitted Prior Liens.

87.      Financial Statements.

         Each of Borrowers and Guarantor have delivered to Lender the financial statements described in Schedule 5.6. To the best of each of Borrowers' and Guarantor's knowledge, such financial statements present fairly in all material respects the results of their operations for the periods covered thereby and their financial condition as of the dates indicated therein. All of such financial statements have been prepared in conformity with GAAP consistently applied. Since the date of the most recent financial statement, there has been no change which has had a Material Adverse Effect.

88.      Litigation.

         There is set forth in Schedule 5.7 a description of all actions, suits, arbitration proceedings and claims pending or, to the best knowledge of each Borrower and Guarantor, threatened against any Borrower or Guarantor, at law or in equity or before any Governmental Body on the Closing Date. There are no actions, suits, arbitration proceedings or claims pending, or to the best knowledge of any Borrower or Guarantor, threatened against any Borrower or Guarantor, at law or in equity or before any Governmental Body, including the matters set forth in such
         Schedule 5.8, which could reasonably be expected to have a Material Adverse Effect.

89.      Defaults in Other Agreements; Consents; Conflicting Agreements.

         No Borrower or Guarantor is in default under any agreement to which it is a party or by which it or any of its Property is bound, the effect of which default could reasonably be expected to have a Material Adverse Effect. No authorization, consent, approval or other action by, and no notice to or filing with, any Governmental Body or any other Person which has not already been obtained, taken or filed, as applicable, is required (i) for the due execution, delivery or performance by each Borrower and Guarantor of any of the Instruments to which any Borrower or Guarantor is a party or (ii) as a condition to the validity or enforceability of any of the Instruments to which any Borrower or Guarantor is a party or any of the transactions contemplated thereby or the priority of the Security Interests, except for certain filings to establish and perfect the Security Interests. No Borrower or Guarantor or affecting its Property conflicts with, or requires any consent which has not already been obtained under, or would in any way prevent the execution, delivery or performance of the terms of any of the Instruments or affect the validity or priority of the Security Interests. The execution, delivery and performance of the terms of the Instruments will not constitute a default under, or result in the creation or imposition of, or obligation to create, any Lien upon the Property of any Borrower or Guarantor pursuant to the terms of any such mortgage, indenture, contract or agreement.

90.      Taxes.

         Borrowers and Guarantor have each filed all tax returns required to be filed, and have paid, or made adequate provision for the payment of, all taxes shown to be due and payable on such returns or in any assessments made against it, and no tax liens have been filed and, to the best knowledge of each Borrower and Guarantor, no claims are being asserted in respect of such taxes which are required by GAAP to be reflected in the financial statements of Borrowers and Guarantor and are not so reflected therein. The charges, accruals and reserves on the books of Borrowers and Guarantor with respect to all federal, state, local and other taxes are considered by the management of Borrowers and Guarantor to be adequate, and no Borrower or Guarantor knows of any unpaid assessment which is or might be due and payable by a Borrower or Guarantor or creates a Lien against any of a Borrowers' or Guarantor's Property, except such assessments as are being contested in good faith and by appropriate proceedings diligently conducted, and for which adequate reserves have been set aside in accordance with GAAP. None of the tax returns of any Borrower and Guarantor are under audit.

91.      Compliance with Applicable Laws.

         None of Borrowers or Guarantor is in default in respect of any judgment, order, writ, injunction, decree or decision of any Governmental Body, which default could have a Material Adverse Effect. Each Borrower and Guarantor is in compliance in all material respects with all applicable statutes and regulations, including, without limitation, all Environmental Laws, ERISA and all laws and regulations relating to unfair labor practices, equal employment opportunity and employee safety, of all Governmental Bodies. No material condemnation, eminent domain or expropriation has been commenced or, to the best knowledge of any Borrower or Guaranty, threatened against the Property which any Borrower or Guarantor owns or will own upon the Closing.

92.      Patents, Trademarks, Franchises and Agreements.

         There is set forth in Schedule 5.11 a complete and accurate list of all of the Intellectual Property material to the operation of the business of Borrowers and Guarantor. Each Borrower and Guarantor owns, possesses or has the right to use such Intellectual Property (i) which is necessary for the conduct of the business proposed to be conducted by such Borrower after the Closing date and (ii) for which the failure to own, possess or have the right to use could have a Material Adverse Effect, in each case, without any known conflict with the rights of others and free of any Liens other than the Security Interests.

93.      Regulatory Matters.

         Each Borrower and Guarantor have duly and timely filed all reports and other filings which are required to be filed by each such Borrower and Guarantor under any applicable law, rule or regulation of any Governmental Body, the non-filing of which could have a Material Adverse Effect, and is in compliance with all such laws, rules and regulations, the noncompliance with which could have a Material Adverse Effect.

94.      Environmental Matters.

         Each Borrower is in compliance in all material respects with all applicable Environmental Laws and no portion of any of the Leasehold Property or the Real Property has been used as a landfill. There currently are not any known Hazardous Materials generated, manufactured, released, stored, buried or deposited over, beneath, in or on (or used in the construction and/or renovation of) the Real Property or Leasehold Property in violation of applicable Environmental Laws.

95.      Application of Certain Laws and Regulations.

         No Borrower is and Guarantor is not and no Affiliate of Borrower or Guarantor is:

96.      Investment Company Act.

         An "investment company," or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

97.      Holding Company.

         A "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

98.      Foreign or Enemy Status.

         (i) An "enemy" or an "ally of an enemy" within the meaning of Section 2 of the Trading with the Enemy Act, (ii) a "national" of a foreign country designated in Executive Order No. 8389, as amended, or of any "designated enemy country" as defined in Executive Order No. 9095, as amended, of the President of the United States of America, in each case within the meaning of such Executive Orders, as amended, or of any regulation issued thereunder, (iii) a "national of any designated foreign country" within the meaning of the Foreign Assets Control Regulations or the Cuban Assets Control Regulations of the United States of America (Code of Federal Regulations, Title 31, Chapter V,
         Part 515, Subpart B, as amended) or (iv) an alien or a representative of any alien or foreign government within the meaning of Section 310 of Title 47 of the United States Code.

99.      Regulations as to Borrowing.

         Subject to any statute or regulation which regulates the incurrence of any Indebtedness for Borrowed Money, including, without limitation, statutes or regulations relative to common or interstate carriers or to the sale of electricity, gas, steam, water, telephone, telegraph or other public utility services.

100.     Margin Regulations.

         None of the transactions contemplated by this Loan Agreement or any of the other Instruments, including the use of the proceeds of the Revolving Loans, will violate or result in a violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including, without limitation, Regulations
         G, T, U and X, and no Borrower owns or intends to carry or purchase any "margin security" within the meaning of such Regulation U or G.

101.     Other Indebtedness.

         Upon the Closing there will be no Indebtedness for Borrowed Money owed by any Borrower to any Person, except (i) Borrowers' Obligations, and
         (ii) Permitted Senior Indebtedness and Permitted Subordinated Indebtedness permitted to exist as of the Closing Date pursuant to this Loan Agreement. All such Permitted Subordinated Indebtedness is listed and described in Schedule 5.16 hereto.

102.     No Misrepresentation.

         Neither this Loan Agreement nor any other Loan Instrument, certificate, information or report furnished or to be furnished by or on behalf of a Borrower or Guarantor to Lender in connection with any of the transactions contemplated hereby or thereby, contains or will contain a misstatement of material fact, or omits or will omit to state a material fact required to be stated in order to make the statements contained herein or therein, taken as a whole, not misleading in the light of the circumstances under which such statements were made. There is no fact, other than information known to the public generally, known to any Borrower or Guarantor after diligent inquiry, that could have a Material Adverse Effect that has not expressly been disclosed to Lender in writing.

103.     Employee Benefit Plans.

104.     No Other Plans.

         Neither any Borrower, Guarantor nor any ERISA Affiliate maintains or contributes to, or has any obligation under, any Employee Benefit Plan other than those identified on Schedule 5.18.1. Each Borrower has provided Lender accurate and complete copies of all contracts, agreements and documents described on Schedule 5.18.1.

105.     ERISA and Code Compliance and Liability.

         Each Borrower, Guarantor and each ERISA Affiliate are in compliance with all applicable provisions of ERISA and the regulations and published interpretations thereunder with respect to all Employee Benefit Plans except where failure to comply would not result in a material liability to any Borrower or Guarantor and except for any required amendments for which the remedial amendment period as defined in Section 401(b) of the Code has not yet expired. Each Employee Benefit Plan that is intended to be qualified under Section 401(a) of the Code has been determined by the Internal Revenue Service to be so qualified, and each trust related to such plan has been determined to be exempt under Section 401(a) of the Code. No material liability has been incurred by any Borrower or Guarantor or any ERISA Affiliate which remains unsatisfied for any taxes or penalties with respect to any Employee Benefit Plan or any Multiemployer Plan.

106.     Funding.

         No Pension Plan has been terminated, nor has any accumulated funding deficiency (as defined in Section 412 of the Code) been insured (without regard to any waiver granted under Section 412 of the Code), nor has any funding waiver from the Internal Revenue Service been received or requested with respect to any Pension Plan, nor has Borrower or any ERISA Affiliate failed to make any contributions or to pay any amounts due and owing as required by Section 412 of the Code,
         Section 302 of ERISA or the terms of any Pension Plan prior to the due dates of such contributions under Section 412 of the Code or Section 302 of ERISA, nor has there been any event requiring any disclosure under Section 4041(c)(3)(C), 4063(a) or 4068 of ERISA with respect to any Pension Plan.

107.     Prohibited Transactions and Payments.

         Neither any Borrower, Guarantor nor any ERISA Affiliate has: (i) engaged in a nonexempt "prohibited transaction" as such term is defined in Section 406 of ERISA or Section 4975 of the Code; (ii) incurred any liability to the PBGC which remains outstanding other than the payment of premiums and there are no premium payments which are due and unpaid; (iii) failed to make a required contribution or payment to a Multiemployer Plan; or (iv) failed to make a required installment or other required payment under Section 412 of the Code.

108.     No Termination Event.

         No Termination Event has occurred or is reasonably expected to occur.

109.     ERISA Litigation.

         No material proceeding, claim, lawsuit and/or investigation is existing or, to the best knowledge of any Borrower or Guarantor, threatened concerning or involving any (i) employee welfare benefit plan (as defined in Section 3(l) of ERISA) currently maintained or contributed to by Borrower or any ERISA Affiliate, (ii) Pension Plan or (iii) Multiemployer Plan.

110.     Employee Matters.

111.     Collective Bargaining Agreements; Grievances.

         Except as set forth in Schedule 5.19.1, (i) none of the employees of any Borrower or Guarantor is subject to any collective bargaining agreement with such Borrower or Guarantor, (ii) no petition for certification or union election is pending with respect to the employees of any Borrower or Guarantor and no union or collective bargaining unit has sought such certification or recognition with respect to the employees of any Borrower and (iii) there are no strikes, slowdowns, work stoppages, unfair labor practice complaints, grievances, arbitration proceedings or controversies pending or, to the best knowledge of any Borrower or Guarantor, threatened against any Borrower or Guarantor by any of such Borrower's or Guarantor's employees, other than employee grievances or controversies rising in the ordinary course of business that could not in the aggregate be expected to have a Material Adverse Effect.

112.     Claims Relating to Employment.

         Neither any Borrower or Guarantor is subject to any non-competition agreement with any Person. To the best of Borrowers' or Guarantor's knowledge, no employees of any Borrower or Guarantor is subject to an employment agreement which would have a Material Adverse Effect due to
         (i) any information which any Borrower or Guarantor would be prohibited from using under the terms of such agreement or (ii) any legal considerations relating to unfair competition, trade secrets or proprietary information.

113.     Burdensome Obligations.

         After giving effect to the transactions contemplated by the Instruments (i) neither any Borrower nor Guarantor (A) will be a party to or be bound by any franchise, agreement, deed, lease or other instrument, or be subject to any restriction, which is so unusual or burdensome so as to cause, in the foreseeable future, a Material Adverse Effect or (B) intends to incur, or believes that it will incur, debts beyond its ability to pay such debts as they become due. No Borrower or Guarantor presently anticipates that future expenditures needed to meet the provisions of federal or state statutes, orders, rules or regulations will be so burdensome so as to have a Material Adverse Effect.

114.     Subsidiaries.

         None of Borrowers have any subsidiaries.

115.

                      AFFIRMATIVE COVENANTS

         Until all of Borrowers' Obligations and the Obligations of Guarantor under the Corporate Guaranty are paid and performed in full, each of Borrowers and Guarantor agree that they will:

116.     Legal Existence; Good Standing.

         Maintain their existence and their good standing in the jurisdiction of their formation and maintain their qualification to transact business in each jurisdiction in which the failure so to qualify would have a Material Adverse Effect.

117.     Inspection.

         Permit representatives of Lender, at any time without notice, to (i) visit their offices, (ii) examine their books and records and Accountants' reports relating thereto, (iii) make copies or extracts therefrom, (iv) discuss their affairs with their employees, (v) examine and inspect their Property and (vi) meet and discuss their affairs with the Accountants, and such Accountants, as a condition to their retention by Borrowers and Guarantor, are hereby irrevocably authorized by Borrowers and Guarantor to fully discuss and disclose all such affairs with Lender.

118.     Financial Statements and Other Information.

         Maintain a standard system of accounting in accordance with GAAP and furnish to Lender:

119.     Monthly Statements.

         As soon as is available and in any event within forty (40) days after the close of each month (except the months of January and February, as to which the following must be furnished within seventy-five (75) days after the close of the month):

120. copy of the consolidating balance sheets of Borrowers and Guarantor, as of the end of such month;

121. statements of operations and EBITDA of Borrower and Guarantor for such month; and

122. an accounts receivable aging and borrowing base certificate from Borrowers, as of the end of such month.

123.     Quarterly Statements.

         As soon as is available and in any event within forty-five (45) days after the close of each quarter:

124. copy of the balance sheet of Borrowers and Guarantor, as of the end of such quarter;

125. statements of operations and EBITDA of Borrowers and Guarantor for such quarter; and

126. such other financial information for the Borrowers and Guarantor as is contained in Guarantor's 10-Q Report for such quarter.

127.     Annual Statements.

         As soon as available and in any event within 90 days after the close of Guarantor's fiscal year:

128. the consolidated balance sheet of Guarantor and its subsidiaries as of the end of such fiscal year and the statements of operations, cash flows, shareholders' equity and EBITDA of Guarantor for such fiscal year (collectively, the "Basic Financial Statements");

129. an opinion of the Accountants which shall accompany the Basic Financial Statements which opinion (except the opinion as to 12/31/99 Basic Financial Statement, which may be so qualified) shall be unqualified as to going concern and scope of audit, stating that (i) the examination by the Accountants in connection with such Basic Financial Statements has been made in accordance with generally accepted auditing standards,
         (ii) such Basic Financial Statements have been prepared in conformity with GAAP and in a manner consistent with prior periods, and (iii) such Basic Financial Statements fairly present in all material respects the financial position and results of operations of Guarantor and its subsidiaries;

130. a letter from the Accountants stating that the statements of EBITDA were computed in accordance with the requirements of this Loan Agreement; and

131. the personal financial statements of each of the Personal Guarantors certified as true and correct by the respective Personal Guarantors.

132.     Compliance Certificate.

         As soon as is available and in any event within forty-five (45) days after the close of each quarter, a Compliance Certificate as of the end of such quarter.

133.     Accountants' Certificate.

         Simultaneously with the delivery of the certified Basic Financial statements required by subsection 127, copies of a certificate of the Accountants stating that (i) they have checked the computations delivered by Guarantor in compliance with subsection 127, and (ii) in making the examination necessary for their audit of the Basic Financial Statements for such year, nothing came to their attention of a financial or accounting nature that caused them to believe that (A) Guarantor was not in compliance with the terms, covenants, provisions or conditions of any of the Loan Instruments, or (B) there shall have occurred any condition or event which would constitute an Event of Default, or, if so, specifying in such certificate all such instances of non-compliance and the nature and status thereof.

134.     Audit Reports.

         Promptly upon receipt thereof, a copy of each report, other than the reports referred to in subsection 127, including any so-called "Management Letter" or similar report, submitted to any Borrower or Guarantor by the Accountants in connection with any annual, interim or special audit made by the Accountants of the books of any Borrower or Guarantor.

135.     Notice of Defaults; Loss.

         Prompt written notice if: (i) any Indebtedness of any Borrower or Guarantor is declared or shall become due and payable prior to its declared or stated maturity, or called and not paid when due, (ii) an event has occurred that enables the holder of any note, or other evidence of such Indebtedness, certificate or security evidencing any such Indebtedness of any Borrower or Guarantor to declare such Indebtedness due and payable prior to its stated maturity, (iii) there shall occur and be continuing an Event of Default, accompanied by a statement setting forth what action a Borrower or Guarantor proposes to take in respect thereof, or (iv) any event shall occur which has a Material Adverse Effect, including the amount or the estimated amount of any loss or adverse effect.

136.     Notice of Suits; Adverse Events.

         Prompt written notice of: (i) any citation, summons, subpoena, order to show cause or other order naming any Borrower or Guarantor a party to any proceeding before any Governmental Body which might reasonably be expected to have a Material Adverse Effect, including with such notice a copy of such citation, summons, subpoena, order to show cause or other order,(ii) any lapse or other termination of any license, permit, franchise, agreement or other authorization issued to any Borrower or Guarantor by any Governmental Body or any other Person that is material to the operation of the business of Borrower or Guarantor, (iii) any refusal by any Governmental Body or any other Person to renew or extend any such license, permit, franchise, agreement or other authorization and (iv) any dispute between Borrower or Guarantor and any Governmental Body or any other Person, which lapse, termination, refusal or dispute referred to in clauses (ii) and
         (iii) above or in this clause (iv) could have a Material Adverse
         Effect.

137.     Reports to Members, Creditors and Governmental Bodies.

138. Promptly upon becoming available, copies of all regular and periodic reports sent by any Borrower or Guarantor to any of its creditors, and all registration statements and prospectuses filed by Guarantor with any securities exchange or with the Securities and Exchange Commission or any Governmental Body succeeding to any of its functions, and of all statements generally made available by a Borrower or Guarantor concerning material developments in the business of such Borrower or Guarantor.

139. Promptly upon becoming available, copies of any periodic or special reports filed by a Borrower or Guarantor with any Governmental Body or Person, if such reports indicate any material change in the business, operations, affairs or condition of such Borrower or Guarantor, or if copies thereof are requested by Lender, and copies of any material notices and other communications from any Governmental Body or Person which specifically relate to a Borrower or Guarantor.

140.     ERISA Notices and Requests.

141. With reasonable promptness, and in any event within 30 days after occurrence of any of the following, notice and/or copies of: (i) the establishment of any new Employee Benefit Plan, Pension Plan or Multiemployer Plan; (ii) the commencement of contributions to any Employee Benefit Plan, Pension Plan or Multiemployer Plan to which a Borrower or any of its ERISA Affiliates was not previously contributing or any increase in the benefits of any existing Employee Benefit Plan, Pension Plan or Multiemployer Plan; (iii) each funding waiver request filed with respect to any Employee Benefit Plan and all communications received or sent by a Borrower or any ERISA Affiliate with respect to such request; and (iv) the failure of a Borrower or any of its ERISA Affiliates to make a required installment or payment under Section 302 of ERISA or Section 412 of the Code by the due date.

142. Promptly and in any event within 10 days of becoming aware of the occurrence of or forthcoming occurrence of any (i) Termination Event or (ii) "prohibited transaction," as such term is defined in Section 406 of ERISA or Section 4975 of the Code, in connection with any Pension Plan or any trust created thereunder, a notice specifying the nature thereof, what action Borrower or Guarantor has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the PBGC with respect thereto.

143. With reasonable promptness but in any event within 10 days after the occurrence of any of the following, copies of: (i) any favorable or unfavorable determination letter from the Internal Revenue Service regarding the qualification of an Employee Benefit Plan under Section 401 (a) of the Code; (ii) all notices received by a Borrower or any ERISA Affiliate of the PBGC's intent to terminate any Pension Plan or to have a trustee appointed to administer any Pension Plan; (iii) each Schedule B (Actuarial Information) to the annual report (Form 5500 Series) filed by a Borrower or any ERISA Affiliate with the Internal Revenue Service with respect to each Pension Plan; and (iv) all notices received by Borrower or any ERISA Affiliate from a Multiemployer Plan sponsor concerning the imposition or amount of withdrawal liability pursuant to Section 4202 of ERISA; and written notice within two Business Days of Borrower's or any ERISA Affiliate's filing of or intention to file a notice of intent to terminate any Pension Plan under a distress termination within the meaning of Section 4041(c) of ERISA.

144.     Other Information.

145. Immediate notice of any change in the location of any Property of any Borrower or Guarantor which is material to or necessary for the continued operation of Borrower's business, any change in the name of a Borrower, any sale or purchase of Property outside the regular course of business of a Borrower, any change in the residence of any Personal Guarantor and any change in the business or financial affairs of Borrower, which change could have a Material Adverse Effect.

146. Promptly upon request therefor, such other information and reports relating to the past, present or future financial condition, operations, plans and projections of Borrowers or Guarantor as Lender reasonably may request from time to time.

147.     Reports to Governmental Bodies and Other Persons.

         Timely file all material reports, applications, documents, instruments and information required to be filed pursuant to all rules and regulations of any Governmental Body or other Person having jurisdiction over the operation of the business of a Borrower or Guarantor, including, but not limited to, such of the Loan Instruments as are required to be filed with any such Governmental Body or other Person pursuant to applicable rules and regulations promulgated by such Governmental Body or other Person.

148.     Maintenance of Licenses and Other Agreements.

         Maintain in full force and effect at all times, and apply in a timely manner for renewal of, all licenses, trademarks, trade names and agreements necessary for the operation of their business, the loss of any of which could have a Material Adverse Effect.

149.     Insurance.

150.     Maintenance of Insurance.

         Maintain in full force and effect Business Insurance as may be required by law or by the Loan Instruments and as may be customarily maintained by a similarly situated business, all of which shall be written by insurers and in amounts and forms satisfactory to Lender. Lender shall be named as an additional insured on each policy of liability insurance. Each policy of casualty insurance shall contain a standard "Lender loss payable" endorsement in favor of Lender.

151.     Claims and Proceeds.

          Each Borrower and Guarantor hereby direct all insurers under all policies of Business Insurance to pay all proceeds payable thereunder directly to Lender and each Borrower and Guarantor hereby authorize Lender to collect all such proceeds. Each Borrower and Guarantor irrevocably appoint Lender (and all officers, employees of Lender), as such Borrower and Guarantor's true and lawful attorney and agent in fact for the purpose of and with power to make, settle and adjust claims under such policies of insurance, endorse the name of such Borrower or Guarantor on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance, and to make all determinations and decisions with respect to such policies of insurance. Borrowers and Guarantor acknowledge that such appoint-ment as attorney and agent in fact is a power, coupled with an interest, and therefore is irrevocable. Borrowers and Guarantor shall promptly notify Lender of any loss, damage, destruction or other casualty to the Collateral. The insurance proceeds received on account of any loss, damage, destruction or other casualty at the option of Lender may be (i) applied to the payment of Borrowers' Obligations in the following order of priority: (A) first, to the payment of any and all sums which then are due and payable pursuant to the terms of the Loan Instruments, other than the Principal
          Balance and interest accrued thereon, (B) next, to accrued and unpaid interest on the Principal Balance, and (C) then, to the Principal Balance, or (ii) held by Lender and applied to pay for the cost of repair or replacement of the Property which was the subject of such loss, damage, destruction or other casualty, in which event such proceeds shall be made available in the manner and under such conditions as Lender reasonably may require. In the event such proceeds are to be applied to the repair or replacement of Property, the Property shall be repaired or replaced so as to be of at least equal value and substantially the same character as prior to such loss, damage, destruction or other casualty.

152.     Future Leases.

         Deliver to Lender, concurrently with the execution by any Borrower or Guarantor, as lessee, of any lease pertaining to real property, (i) an executed copy thereof, and (ii) a Landlord's Consent from the lessor under such lease.

153.     Environmental Matters.

          At all times comply with, and be responsible for, their respective obligations under all Environmental Laws applicable to the Real Property and Leasehold Property and any other Property owned by any Borrower or Guarantor or used by Borrower in the operation of Borrowers' business. At their sole cost and expense, Borrowers and Guarantor shall (i) comply in all respects with (A) any notice of any violation or administrative or judicial complaint or order having been filed against Borrower or Guarantor, any portion of any Real Property or Leasehold Property or any other Property owned by any Borrowers or Guarantor or used by any Borrower or Guarantor in the operation of its business alleging violations of any law, ordinance and/or regulation requiring any of Borrowers or Guarantor to take any action in connection with the release, transportation and/or clean-up of any Hazardous Materials, and (B) any notice from any Governmental Body or any other Person alleging that any Borrower or Guarantor is or may be liable for costs associated with a response or clean-up of any Hazardous Materials or any damages resulting from such release or transportation, or (ii) diligently contest in good faith by appropriate proceedings any demands set forth in such notices, provided (A) reserves in an amount reasonably satisfactory to Lender to pay the costs associated with complying with any such notice are established by any Borrower or Guarantor and (B) no Lien would or will attach to the Property which is the subject of any such notice as a result of any compliance by Borrowers or Guarantor which is delayed during any such contest. Promptly upon receipt of any notice described in the foregoing clause (i), a Borrower or Guarantor shall deliver to Lender a copy thereof. At the request of Lender, a Borrower or Guarantor shall deliver to Lender an environmental audit with respect to any real estate acquired or leased by such Borrower or Guarantor.

154.   Compliance with Laws.

       Comply with all federal, state and local laws, ordinances, requirements and regulations and all judgments, orders, injunctions and decrees applicable to any Borrower or Guarantor and their operations, the failure to comply with which would reasonably be expected to have a Material Adverse Effect.

155.     Taxes and Claims.

        Pay and discharge all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any Property belonging to it, prior to the date on which penalties attach thereto, and all lawful claims which, if unpaid, might become a Lien (other than a Permitted Lien) upon the Property of any Borrower or Guarantor, provided that neither Borrowers nor Guarantor shall be required by this Section 6.10 to pay any such amount if the same is being contested diligently and in good faith by appropriate proceedings and as to which Borrowers and Guarantor have set aside reserves on their books reasonably satisfactory to Lender.

156.    Maintenance of Properties.

        Maintain all of its Properties necessary in the operation of its business in good working order and condition, ordinary wear and tear excepted.

157.    Governmental Approvals.

      Upon the exercise by Lender of any power, right or privilege pursuant to the provisions of any of the Loan Instruments requiring any consent, approval or authorization of any Governmental Body, promptly execute and cause the execution of all applications, certificates, instruments and other documents that Lender may be required to obtain for such consent, approval or authorization.

158.    Payment of Indebtedness.

        Except as to matters being contested in good faith and by appropriate proceedings, promptly pay when due, or in conformance with customary trade terms, all of its Indebtedness.

159.     Maintenance of Accounts.

          Commencing on the Closing Date, maintain its primary disbursement account and all of its collection accounts (including all such accounts for its affiliates) with Lender under Lender's customary terms and conditions. No Borrower shall be required to maintain a compensating balance in its disbursement accounts other than balances sufficient to cover disbursement activities and to pay service charges.

160.      NEGATIVE COVENANTS

        Until all of Borrowers' Obligations are paid and performed in full, no Borrower or Guarantor shall:

161.     Borrowing.

        Create, incur, assume or suffer to exist any liability for Indebtedness for Borrowed Money except (i) Borrowers' Obligations; (ii) Permitted Senior Indebtedness; and (iii) Permitted Subordinated Indebtedness.

162.     Liens.

          Create, incur, assume or suffer to exist any Lien upon any of its Property, including Guarantor's capital stock ownership of Borrower, whether now owned or hereafter acquired, except Permitted Liens.

163.     Merger and Acquisition.

        Consolidate with or merge with or into any Person, or acquire directly or indirectly all or substantially all of the capital stock, equity interests or Property of any Person without Lender's prior written consent.

164.     Contingent Liabilities.

        Assume, guarantee, endorse, contingently agree to purchase, become liable in respect of any letter of credit, or otherwise become liable upon the obligation of any Person, except for liabilities arising from the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business.

165.     Dividends and Distributions.

        Make any dividends, distributions or other expenditures with respect to any Borrower's or Guarantor's capital stock ownership interests or apply any of its Property to the purchase, redemption or other retirement of, or set apart any sum for the payment of, or make any other distribution by reduction of capital or otherwise in respect of, any Borrower's or Guarantor's capital stock ownership interests, except that up to $50,000 in cash may be paid to shareholders of Guarantor in connection with a reverse stock split.

166.     Capital Expenditures.

        In any year, make or incur, any Capital Expenditures, other than Capital Expenditures not in excess of the sum of $150,000 without Lender's prior written consent.

167.     Payments of Indebtedness for Borrowed Money.

        Make any voluntary or optional prepayment of any Indebtedness for Borrowed Money other than Borrowers' Obligations and other than interest payments due to the holders of the Permitted Subordinated Indebtedness. Such interest payments with respect to the Permitted Subordinated Indebtedness may only be made upon regular terms and conditions and only so long as no Event of Default exists or has been declared.

168.     Investments, Revolving Loans.

        At any time purchase or otherwise acquire, hold or invest in the capital stock of, or any other interest in, any Person, or make any loan or advance to, or enter into any arrangement for the purpose of providing funds or credit to, or make any other investment, whether by way of capital contribution or otherwise, in or with any Person, including, without limitation, any Affiliate, except (i) investments in direct obligations of, or instruments unconditionally guaranteed by, the United States of America or in certificates of deposit issued by a Qualified Depository, (ii) investments in commercial or finance paper which, at the time of investment, is rated "A" or better by Moody's Investors Service, Inc., or Standard & Poor's Corporation, respectively, or at the equivalent rate by any of their respective successors, (iii) any interests in any money market account maintained, at the time of investment, with a Qualified Depository, the investments of which, at the time of investment, are restricted to the types specified in clause (i) above, and (iv) advances to sales agents or other third parties not exceeding $200,000 in the aggregate to all such parties at any point in time. All investments permitted pursuant to clauses (i), (ii), (iii) and (iv) of this Section 7.8 shall have a maturity date not exceeding one year.

169.     Fundamental Business Changes.

         Materially change the nature of its business.

170.     Facility Sites.

        Change the locations of its chief executive office or other Property used in the operation of its business unless (i) Lender shall have received at least 30 days' prior written notice thereof, (ii) Lender shall have received satisfactory evidence that such change could not reasonably be expected to have a Material Adverse Effect and (iii) each Borrower and Guarantor shall have executed and delivered to Lender any documents Lender reasonably may require in order to maintain the validity and priority of the Security Interests.

171.     Sale or Transfer of Assets.

        Sell, lease, assign, transfer or otherwise dispose of any Property (other than in the ordinary course of business), including but not limited to Guarantor's stock ownership interests in Borrower, except for the sale or disposition of (A) Property which is not material to or necessary for the continued operation of its business and (B) obsolete or unusable items of equipment which promptly are replaced with new items of equipment of like function and comparable value to the unusable items of equipment when the same were new or not obsolete or unusable, provided such replacement items of equipment shall become subject to the Security Interests.

172.     Amendment of Certain Agreements.

        Amend, modify or waive any material term or provision of its articles of organization, the Leases or any of the instruments, or agreements relating to any of the Permitted Senior Indebtedness or Permitted Subordinate Indebtedness.

173.     Acquisition of Additional Properties.

        Acquire any additional Property except such Property as is necessary to or useful in the operation of its business, provided such acquisitions shall be subject to the conditions and limitations set forth in this Loan Agreement.

174.     Transactions with Affiliates.

        Sell, lease, assign, transfer or otherwise dispose of any Property to any of its Affiliates, lease Property, render or receive services or purchase assets from any such Affiliate, or otherwise enter into any contractual relationship with any such Affiliate, except in the ordinary course of business on terms no less favorable to any Borrower or Guarantor than would be obtainable on an arm's-length basis by such Borrower or Guarantor from a Person who is not an Affiliate of such Borrower or Guarantor.

175.     Compliance with ERISA.

176. Permit the occurrence of any Termination Event which would result in a liability to any Borrower or any ERISA Affiliate in excess of $50,000;

177. Permit the present value of all benefit liabilities under all Pension Plans to exceed the current value of the assets of such Pension Plans allocable to such benefit liabilities by more than $50,000;

178. Permit any accumulated funding deficiency in excess of $50,000 (as defined in Section 302 of ERISA and Section 412 of the Code) with respect to any Pension Plan, whether or not waived;

179. Fail to make any contribution or payment to any Multiemployer Plan which any Borrower or any ERISA Affiliate may be required to make under any agreement relating to such Multiemployer Plan, or any law pertaining thereto which results in or is likely to result in a liability in excess of $50,000;

180. Engage, or permit any ERISA Affiliate to engage, in any "prohibited transaction" as such term is defined in Section 406 of ERISA or
        Section 4975 of the Code for which a civil penalty pursuant to
        Section 502(i) of ERISA or a tax pursuant to Section 4975 of the Code in excess of $50,000 is imposed;

181. Permit the establishment of any Employee Benefit Plan providing post-retirement welfare benefits or establish or amend any Employee Benefit Plan which establishment or amendment could result in liability to any Borrower or any ERISA Affiliate or increase the obligation of any Borrower or any ERISA Affiliate to a Multiemployer Plan which liability or increase, individually or together with all similar liabilities and increases, is material to any Borrower or any ERISA Affiliate; or

182. Fail, or permit any ERISA Affiliate to fail, to establish, maintain and operate each Employee Benefit Plan in compliance in all material respects with ERISA, the Code and all other applicable laws and regulations and interpretations thereof.

83.     Unsubordinated Indebtedness to Tangible Net Worth Ratio.

        Permit the ratio of Unsubordinated Indebtedness to the sum of Tangible Net Worth plus Subordinated Indebtedness to exceed 4 to 1.

184.    Net Income for 1999.

        Fail to report Net Income for Guarantor and its subsidiaries (on a consolidated basis) of less than $200,000 for the year ending December 31, 1999.

185.     Minimum Net Worth.

         Fail to Maintain Tangible Net Worth plus Permitted Subordinated
          Indebtedness of at least $1,000,000.

186.     Minimum Debt Service Ratio.

        Fail to maintain a minimum debt service ratio for Grantor and its subsidaries (on a consolidated basis) of 1.25:1 based on a rolling four (4) quarter average, to be calculated as follows: the sum of Net Income before taxes plus depreciation and amortization expense plus interest expense minus taxes, dividends and distributions divided by the sum of the current maturity of long term debt plus interest expense. For purposes of testing the minimum debt service ratio, interest expense in the denominator shall be defined as interest expense on Unsubordinated Indebtedness plus interest paid on Subordinated Indebtedness.

187.    Testing of Financial Covenants.
        All of the financial covenants set forth in paragraphs 183 through 186 shall be fully satisfied by Guarantor and Borrowers on a quarterly reporting basis.

188.     DEFAULT AND REMEDIES

189.     Events of Default.

        The occurrence of any of the following shall constitute an "Event of Default" under the Loan Instruments:

190.     Default in Payment.

         If any Borrowers shall fail to pay all or any portion of Borrowers'
          Obligations when the same become due and payable.

191.     Breach of Covenants.

192. If any Borrower or Guarantor shall fail to observe or perform any covenant or agreement made by Borrower contained in Section 6.1, 6.2, 6.6, or in Article VII;

193. If any Borrower or Guarantor shall fail to observe or perform any covenant or agreement contained in Section 6.3, and such failure shall continue for 10 days after the occurrence of such Event of Default; or

194. If Borrower or Guarantor shall fail to observe or perform any covenant or agreement (other than those referred to in subparagraph (a) or (b) above or specifically addressed elsewhere in this Section 8.1) in any of the Loan Instruments, and such failure shall continue for a period of 30 days after the occurrence of such Event of Default.

195.     Breach of Warranty.

        If any representation or warranty made by or on behalf of any Borrower or Guarantor in or pursuant to any of the Loan Instruments or in any instrument or document furnished in compliance with the Loan Instruments shall prove to be false or misleading in any material respect.

196.     Default Under Other Indebtedness for Borrowed Money.

        If any Borrower or Guarantor at any time shall in default (as principal or guarantor or other surety) in the payment of any principal of or premium or interest on any Indebtedness for Borrowed Money (other than Borrower's Obligations or the Permitted Subordinated
        Indebtedness) beyond the grace period, if any, applicable thereto.

197.     Bankruptcy.

198. If any Borrower, Guarantor or any Personal Guarantor shall (i) generally not be paying its debts as they become due, (ii) file, or consent, by answer or otherwise, to the filing against it of a petition for relief or reorganization or arrangement or any other petition in bankruptcy or insolvency under the laws of any jurisdiction, (iii) make an assignment for the benefit of creditors,
         (iv) consent to the appointment of a custodian, receiver, trustee or other officer with similar powers for it or for any substantial part of its Property, or (v) be adjudicated insolvent.

199. If any Governmental Body of competent jurisdiction shall enter an order appointing, without consent of any Borrower or Guarantor, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its Property, or if an order for relief shall be entered in any case or proceeding for liquidation or reorganization or otherwise to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of any Borrower or Guarantor or if any petition for any such relief shall be filed against it and such petition shall not be dismissed or stayed within 60 days.

200.     Judgments.

      If there shall exist final judgments or awards against any Borrower which shall have been outstanding for a period of 30 days or more from the date of the entry thereof and shall not have been discharged in full or stayed pending appeal, if the aggregate amount of all such judgments and awards not covered by insurance exceeds $10,000.

201.     Impairment of Licenses; Other Agreements.

      If (i) any Governmental Body shall revoke, terminate, suspend or adversely modify any license of any Borrower, the adverse modification or non-continuation of which could have a Material Adverse Effect, or
      (ii) there shall exist any violation or default in the performance of, or a material failure to comply with, any agreement, or condition or term of any license, which violation, default or failure has a Material Adverse Effect, or (iii) any agreement which is necessary to the operation of the business of any Borrower shall be revoked or terminated and not replaced by a substitute reasonably acceptable to Lender within 30 days after the date of such revocation or termination, and such revocation or termination and non-replacement could have a Material Adverse Effect.

202.     Collateral.

       If any material portion of the Collateral shall be seized or taken by a Governmental Body or Person, or any Borrower or Guarantor shall fail to maintain or cause to be maintained the Security Interests and priority of the Loan Instruments as against any Person, or the title and rights of any Borrower or Guarantor to any material portion of the Collateral shall have become the subject matter of litigation which could reasonably be expected to result in impairment or loss of the ecurity provided by the Loan Instruments.

203.     Plans.

       If an event or condition specified in subsection 140 hereof shall occur or exist with respect to any Pension Plan or Multiemployer Plan and, as a result of such event or condition, together with all other such events or conditions, any Borrower or any ERISA Affiliate shall incur, or in the opinion of Lender be reasonably likely to incur, a liability to a Pension Plan or Multiemployer Plan or the PBGC (or any of them) which, in the reasonable judgment of Lender, would have a Material Adverse Effect.

204.     Change in Control; Sale of Borrower.

        If, absent consent of the Lender, at least (i) 22% of the Guarantor's common stock and 100% of its preferred Class A stock is not owned by the Personal Guarantors or if either of the Personal Guarantors dies or resigns from his position as officer or director of any Borrower or Guarantor or (ii) Guarantor ceases to own all of the stock of Borrower or any of such stock is pledged, mortgaged, hypothecated or assigned to anyone other than Lender, provided that, so long as the other one of the Personal Guarantors survives, the death of one of the Personal Guarantors shall not become an Event of Default until the 60th day after such event, it being understood that the death of the last to survive of the Personal Guarantors shall be an immediate Event of Default.

205.     Material Adverse Effect.

        If, in Lender's reasonable opinion, the occurrence and continuance of any event or condition, financial or otherwise, could reasonably be likely to have a Material Adverse Effect.

206.     Payments on Indebtness.

       If Guarantor or any of its subsidiaries, including without limitation TC Services, Inc. or any of Borrowers, shall (i) make any principal payments with respect to any Indebtedness for Borrowed Money other than Permitted Senior Indebtedness or (ii) make any interest payments or agree to pay interest to the Personal Guarantors or either of them or to anyone related to them or any entity in which either of Personal Guarantors or anyone related to them have an interest, other than with respect to Permitted Senior Indebtedness, at interest rates higher than the interest rates provided for with respect to the Permitted Subordinated Indebtedness as of the date of this Agreement.

207.     Affiliate Dividends.

        If any subsidiary of Guarantor (other than a Borrower as permitted in Section 7.5 above) shall make any distribution or pay any dividend or the like to any of their respective shareholders .

208.     Acceleration of Borrower's Obligations.

         Upon the occurrence of:

209. any Event of Default described in clauses (ii), (iii), (iv) and (v) of subsection 8.1.5(a) or in 8.1.5(b), the Revolving Loan Commitment shall automatically terminate and all of Borrowers' Obligations at that time outstanding automatically shall mature and become due; and

210. any other Event of Default, Lender, at any time, at its option, without further notice or demand, may declare all of Borrowers' Obligations due and payable, whereupon the Revolving Loan Commitment shall automatically terminate and all of Borrowers' Obligations immediately shall mature and become due and payable, all without presentment, demand, protest or notice (other than notice of the declaration referred to in clause (b) above), all of which hereby are waived.

211.     Remedies on Default.

         If Borrowers' Obligations have been accelerated pursuant to Section
          8.2, Lender may:

212.     Enforcement of Security Interests.

         Enforce its rights and remedies under the Loan Instruments in accordance with their respective terms; and/or

213.     Other Remedies.

         Enforce any of the rights or remedies accorded to Lender at equity or law, by virtue of statute or otherwise.

214.     Application of Funds.

         Any funds received by Lender pursuant to the exercise of any rights accorded to Lender pursuant to, or by the operation of any of the terms of, any of the Loan Instruments, including, without limitation, insurance proceeds, condemnation proceeds or proceeds from the sale of Collateral, shall be applied to Borrowers' Obligations in the following order of priority:

215.     Expenses.

         First to the payment of (i) all fees and expenses actually incurred, including, without limitation, court costs, fees of appraisers, title charges, costs of maintaining and preserving the Collateral, costs of sale, and all other costs incurred by Lender in exercising any rights accorded to such Persons pursuant to the Loan Instruments or by applicable law, including, without limitation, reasonable attorney's fees, and (ii) all Liens superior to the Liens of Lender except such superior Liens subject to which any sale of the Collateral may have been made.

216.     Borrowers' Obligations.

         Next, to Lender, in such order as Lender may determine, to repay the Borrowers' Obligation.

217.     Surplus.

         Any surplus, to the Person or Persons entitled thereto.

218.     Performance of Borrower's Obligations.

       If any Borrower or Guarantor fails to (i) maintain in force and pay for any insurance policy or bond which any Borrower or Guarantor is required to provide pursuant to any of the Loan Instruments, (ii) keep the Collateral free from all Liens except for Permitted Liens,
        (iii) pay when due all taxes, levies and assessments on or in respect of the Collateral, except as otherwise permitted pursuant to the terms hereof, (iv) make all payments and perform all acts on the part of any Borrower or Guarantor to be paid or performed in the manner required by the terms hereof and by the terms of the other Loan Instruments with respect to any of the Collateral, including, without limitation, all expenses of protecting, storing, warehousing, insuring, handling and maintaining the Collateral, (v) keep fully and perform promptly any other of the obligations of any Borrower or Guarantor hereunder or under any of the other Loan Instruments, and (vi) keep fully and perform promptly the obligations of any Borrower with respect to any issue of Indebtedness for Borrowed Money secured by a Permitted Prior Lien, then Lender may (but shall not be required to) procure and pay for such insurance policy or bond, place such Collateral in good repair and operating condition, pay, contest or settle such Liens or taxes or any judgments based thereon or otherwise make good any other aforesaid failure of such Borrower or Guarantor. Borrowers shall reimburse Lender immediately upon demand for all sums paid or advanced on behalf of any Borrower for any such purpose, together with costs and expenses (including reasonable attorney's fees) paid or incurred by Lender in connection therewith and interest on all sums advanced from the date of advancement until repaid to Lender shall be calculated at the Default Rate. All such sums advanced by Lender, with interest thereon, immediately upon advancement thereof, shall be deemed to be part of Borrowers' Obligations.

219.     CLOSING

       The Closing Date shall be such date as the parties shall determine, and the Closing shall take place on such date, provided all conditions for the Closing as set forth in this Loan Agreement have been satisfied or otherwise waived by Lender. Unless the Closing occurs on or before April ___, 2000, this Loan Agreement shall terminate and be of no further force or effect and, except for any obligation of Borrowers to Lender pursuant to Article X, none of the parties hereto shall have any further obligation to any other party.

20.     EXPENSES AND INDEMNITY

221.     Attorney's Fees and Other Fees and Expenses.

        Whether or not any of the transactions contemplated by this Loan Agreement shall be consummated, Borrowers agree, jointly and severally to pay to Lender on demand, except as otherwise expressly provided hereunder, all expenses incurred by Lender in connection with the transactions contemplated hereby (including, without limitation, any appraisal fees, environmental audit fees and title and recording charges) and in connection with any amendments, modifications or waivers (whether or not the same become effective) under or in respect of any of the Loan Instruments, including, without limitation:

222.     Fees and Expenses for Preparation of Loan Instruments.

       All expenses, disbursements (including, without limitation, charges for required mortgagee's title insurance, lien searches, reproduction of documents, long distance telephone calls and overnight express carriers) and reasonable attorney's fees, actually incurred of special counsel and other counsel retained by Lender in connection with (i) the preparation and negotiation of the Loan Instruments or any amendments, modifications or waivers hereto or thereto and (ii) the administration of the Revolving Loan, except for one-half of the Lender's legal fees relating to the initial documentation of the Loan and Lender's due diligence review, which portion of such legal fees shall be borne by Lender.

223.     Fees and Expenses in Enforcement of Rights or Defense of Loan
          Instruments.

        Any expenses or other costs, including reasonable attorney's fees actually incurred by Lender, in connection with the enforcement or collection against any Borrower or Guarantor of any provision of any of the Loan Instruments, and in connection with or arising out of any litigation, investigation or proceeding instituted by any Governmental Body or any other Person with respect to any of the Loan Instruments, whether or not suit is instituted, including, but not limited to, such costs or expenses arising from the enforcement or collection against any of Borrowers or Guarantor of any provision of any of the Loan Instruments, in any workout or restructuring or in any state or federal bankruptcy or reorganization proceeding, except that no payment shall be due with respect to the expenses, costs and fees attendant to litigation if a judgment is entered in favor of Borrowers or Guarantor against Lender.

224.     Indemnity.

        Borrowers and Guarantor agree, jointly and severally, to indemnify and save Lender harmless of and from the following:

225.     Brokerage Fees.

         The fees, if any, of brokers and finders engaged by any Borrower or Guarantor.

226.     General.

        Any loss, cost, liability, damage or expense (including reasonable attorneys' fees and expenses) incurred by Lender in investigating, preparing for, defending against, providing evidence, producing documents or taking other action in respect of any commenced or threatened litigation, administrative proceeding, suit instituted by any Person or investigation under any law, including any federal securities law, the Bankruptcy Code, any relevant state corporate statute or any other securities law, bankruptcy law or law affecting creditors generally of any jurisdiction, or any regulation pertaining to any of the foregoing, or at common law or otherwise, relating, directly or indirectly, to the transactions contemplated by or referred to in, or any other matter related to, the Loan Instruments, whether or not Lender is a party to such litigation, proceeding or suit, or is subject to such investigation, except to the extent of any gross negligence or willful misconduct of Lender.

227.     Operation of Collateral; Joint Venturers.

        Any loss, cost, liability, damage or expense (including reasonable attorneys' fees and expenses) incurred in connection with the ownership, operation or maintenance of the Collateral, the construction of Lender and Borrowers or Guarantor as having the relationship of joint venturers or partners or the determination that Lender has acted as agent for any Borrower.

228.     Environmental Indemnity.

        Any and all claims, losses, damages, response costs, clean-up costs and expenses suffered and/or incurred at any time by Lender arising out of or in any way relating to the existence at any time of any Hazardous Materials in, on, under, at transported to or from, or used in the construction and/or renovation of, any of the Leasehold Property, or otherwise with respect to any Environmental Law, and/or the failure of any Obligor to perform its obligations and covenants hereunder with respect to environmental matters, including, but not limited to: (i) claims of any Persons for damages, penalties, response costs, clean-up costs, injunctive or other relief, (ii) costs of removal and restoration, including fees of attorneys and experts, and costs of reporting the existence of Hazardous Materials to any Governmental Body, and (iii) any expenses or obligations, including attorney's fees and expert witness fees, incurred at, before and after any trial or other proceeding before any Governmental Body or appeal therefrom whether or not taxable as costs, including, without limitation, witness fees, deposition costs, copying and telephone charges and other expenses, all of which shall be paid by Borrower to Lender when incurred by Lender.

229.      MISCELLANEOUS

230.     Notices.

        All notices and communications under this Loan Agreement shall be in writing and shall be (i) delivered in person, (ii) sent by telecopy, or (iii) mailed, postage prepaid, either by registered or certified mail, return receipt requested, or by overnight express carrier, addressed in each case as follows:

To Lender:
                  .........         Firstar Bank N.A.
                  .........         30 N. Michigan Avenue
                  .........         Chicago, IL  60602
                  .........         Attn:  Craig B. Collinson
                  .........         Senior Vice President
                  .........         Telecopy:  (312) 697-1397

Copy to:
                  .........         Gould & Ratner
                  .........         222 N. LaSalle Street, 8th Floor
                  .........         Chicago, IL 60601-1086
                  .........         Attn: Christopher J. Horvay, Esq.
                  .........         Telecopy: (312) 236-3241

To Borrowers and Guarantor:
                 .........          US 1 Industries, Inc.
                  .........         1000 Colfax Street
                  .........         Gary, IN  46406
                  .........         Attn:  Michael E. Kibler and Harold Antonson
                  .........         Telecopy: (219) 977-5227

Copy to:
                  .........         Troutman Sanders L L P
                  .........         600 Peachtree Street, N.E.
                  .........         Atlanta, GA  30342
                  .........         Attn: W. Brinkley Dickerson, Jr., Esq.
                  .........         Telephone No.: (404) 885-3822

or to any other address or telecopy number, as to any of the parties hereto, as such party shall designate in a written notice to the other parties hereto. All notices sent pursuant to the terms of this Section 11. 1 shall be deemed received (i) if personally delivered, then on the Business Day of delivery,
(ii) if sent by telecopy before 2:00 p.m. Chicago time, on the day sent if a Business Day or if such day is not a Business Day or if sent after 2:00 p.m. Chicago time, then on the next Business Day, (iii) if sent by overnight, express carrier, on the next Business Day immediately following the day sent, or (iv) if sent by registered or certified mail, on the earlier of the fifth Business Day following the day sent or when actually received. Any notice by telecopy shall be followed by delivery on the next Business Day by overnight, express carrier or by hand.

231.     Survival of Loan Agreement; Indemnities.

         All covenants, agreements, representations and warranties made in this Loan Agreement and in the certificates delivered pursuant hereto shall survive the making by Lender of the Revolving Loan and the execution and delivery to Lender of the Revolving Note and of all other Loan Instruments, and shall continue in full force and effect so long as any of Borrowers' Obligations remain outstanding, unperformed or unpaid. Notwithstanding the repayment of all amounts due under the Loan Instruments, the cancellation of the Revolving Note and the release and/or cancellation of any and all of the Loan Instruments or the foreclosure of any Liens on the Collateral, the obligations of Borrower and Guarantor to indemnify Lender with respect to the expenses, damages, losses, costs and liabilities described in Section
        10.2 shall survive until all applicable statute of limitations periods with respect to actions which may be brought against Lender has run.

232.     Further Assurance.

       From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of the Loan Instruments and to protect Lender's rights thereunder, and not take any action inconsistent with the purposes of the Loan Instruments.

233.     Taxes and Fees.

        Should any tax (other than taxes based upon the net income of Lender), recording or filing fees become payable in respect of any of the Loan Instruments, or any amendment, modification or supplement thereof, Borrowers jointly and severally, agree to pay the same on demand, together with any interest or penalties thereon attributable to any delay by any Borrower in meeting Lender's demand, and agrees to hold Lender harmless with respect thereto.

234.     Severability.

        In the event that any provision of this Loan Agreement is deemed to be invalid by reason of the operation of any law or by reason of the interpretation placed thereon by any court or any other Governmental Body, as applicable, the validity, legality and enforceability of the remaining terms and provisions of this Loan Agreement shall not in any way be affected or impaired thereby, all of which shall remain in fall force and effect, and the affected term or provision shall be modified to the minimum extent permitted by law so as to achieve most fully the intention of this Loan Agreement.

235.     Waiver.

        No delay on the part of Lender in exercising any right, power or privilege hereunder shall operate as a waiver thereof, and no single or partial exercise of any right, power or privilege hereunder shall preclude other or further exercise thereof, or be deemed to establish a custom or course of dealing or performance between the parties hereto, or preclude the exercise of any other right, power or privilege.

236.     Modification of Loan Instruments.

         No modification or waiver of any provision of any of the Loan Instruments shall be effective unless the same shall be in writing and signed by Lender. Any such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on any Borrower or Guarantor in any case shall entitle any Borrower or Guarantor to any other or further notice or demand in the same, similar or other circumstances.

237.     Captions.

        The headings in this Loan Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

238.     Successors and Assigns.

        This Loan Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto; provided that no Borrower may assign any of its rights or delegate any of its duties hereunder to any other Person.

239.     Remedies Cumulative.

        All rights and remedies of Lender pursuant to this Loan Agreement, any other Loan Instruments or otherwise, shall be cumulative and non-exclusive, and may be exercised singularly or concurrently. Lender shall not be required to prosecute collection, enforcement or other remedies against any Person before proceeding against any Borrower or Guarantor to enforce or resort to any security, liens, collateral or other rights of Lender. One or more successive actions may be brought against any Borrower and/or any other Person, either in the same action or in separate actions, as often as Lender deems advisable, until all of Borrowers' Obligations are paid and performed in full.

240.     Entire Agreement; Conflict.

        This Loan Agreement and the other Loan Instruments executed prior or pursuant hereto constitute the entire agreement among the parties hereto with respect to the transactions contemplated hereby or thereby and supersede any prior agreements, whether written or oral, relating to the subject matter hereof In the event of a conflict between the terms and conditions set forth herein and the terms and conditions set forth in any other Loan Instrument, the terms and conditions set forth herein shall govern.

241.     Applicable Law.

        The Loan Instruments shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles. For purposes of this Section 11. 12, the Loan Instruments shall be deemed to be performed and made in the State of Illinois.

242.     JURISDICTION AND VENUE.

        BORROWERS AND GUARANTOR HEREBY AGREE THAT ALL ACTIONS OR PROCEEDINGS INITIATED BY ANY BORROWER AND GUARANTOR AND ARISING DIRECTLY OR INDIRECTLY OUT OF THE LOAN INSTRUMENTS SHALL BE LITIGATED IN EITHER THE CIRCUIT COURT OF COOK COUNTY, ILLINOIS OR IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS, OR IF LENDER INITIATES SUCH ACTION, IN ADDITION TO THE FOREGOING COURTS, ANY COURT IN WHICH LENDER SHALL INITIATE OR TO WHICH LENDER SHALL REMOVE SUCH ACTION, TO THE EXTENT SUCH COURT HAS JURISDICTION. BORROWERS AND GUARANTOR HEREBY EXPRESSLY SUBMIT AND CONSENT IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED BY LENDER IN OR REMOVED BY LENDER TO ANY OF SUCH COURTS, AND HEREBY AGREE THAT PERSONAL SERVICE OF THE SUMMONS AND COMPLAINT, OR OTHER PROCESS OR PAPERS ISSUED THEREIN MAY BE SERVED IN THE MANNER PROVIDED FOR NOTICES HEREIN, AND AGREE THAT SERVICE OF SUCH SUMMONS AND COMPLAINT OR OTHER PROCESS OR PAPERS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO BORROWERS OR GUARANTOR, AS THE CASE MAY BE. AT THE ADDRESS TO WHICH NOTICES ARE TO BE SENT PURSUANT TO SECTION 11.1. BORROWERS AND GUARANTOR WAIVE ANY CLAIM THAT EITHER THE CIRCUIT COURT OF COOK COUNTY, ILLINOIS OR THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS IS AN INCONVENIENT FORUM OR AN IMPROPER FORUM BASED ON LACK OF VENUE. TO THE EXTENT PROVIDED BY LAW, SHOULD ANY BORROWER OR GUARANTOR AFTER BEING SO SERVED, FAIL TO APPEAR OR ANSWER TO ANY SUMMONS, COMPLAINT, PROCESS OR PAPERS SO SERVED WITHIN THE NUMBER OF DAYS PRESCRIBED BY LAW AFTER THE MAILING THEREOF, ANY SUCH BORROWER OR GUARANTOR SHALL BE DEEMED IN DEFAULT AND AN ORDER AND/OR JUDGMENT MAY BE ENTERED BY THE COURT AGAINST SUCH BORROWER AND/OR GUARANTOR AS DEMANDED OR PRAYED FOR IN SUCH SUMMONS, COMPLAINT, PROCESS OR PAPERS. THE EXCLUSIVE CHOICE OF FORUM FOR BORROWERS AND GUARANTOR SET FORTH IN THIS SECTION 11.13 SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT BY LENDER OF ANY JUDGMENT OBTAINED IN ANY OTHER FORUM OR THE TAKING BY LENDER OF ANY ACTION TO ENFORCE THE
        SAME IN ANY OTHER APPROPRIATE JURISDICTION, AND BORROWERS AND GUARANTOR HEREBY WAIVE THE RIGHT TO COLLATERALLY ATTACK ANY SUCH JUDGMENT OR ACTION.

243.     WAIVER OF RIGHT TO JURY TRIAL.

        LENDER, BORROWERS AND GUARANTOR ACKNOWLEDGE AND AGREE THAT ANY CONTROVERSY WHICH MAY ARISE UNDER ANY OF THE LOAN INSTRUMENTS OR WITH RESPECT TO THE TRANSACTIONS CONTEMPLATED THEREBY WOULD BE BASED UPON DIFFICULT AND COMPLEX ISSUES AND, THEREFORE, THE PARTIES AGREE THAT ANY LAWSUIT ARISING OUT OF ANY SUCH CONTROVERSY WILL BE TRIED IN A COURT OF COMPETENT JURISDICTION BY A JUDGE SITTING WITHOUT A JURY.

244.     Time of Essence.

        Time is of the essence for the performance by Borrowers and Guarantor of the obligations set forth in this Loan Agreement and the other Loan Instruments.

245.     Estoppel Certificate.

        Within 15 days after Lender requests Borrowers and Guarantor to do so, Borrowers and Guarantor will execute and deliver to Lender a statement certifying (i) that this Loan Agreement is in full force and effect and has not been modified except as described in such statement, (ii) the date to which interest and principal on the Note has been paid,
        (iii) the Principal Balance, (iv) whether or not to its knowledge an Incipient Default or Event of Default has occurred and is continuing, and, if so, specifying in reasonable detail each such Incipient Default or Event of Default of which it has knowledge, (v) whether to its knowledge it has any defense, set off or counterclaim to the payment of the Note in accordance with its terms, and, if so, specifying each defense, set off or counterclaim of which it has knowledge in reasonable detail (including where applicable the amount thereof), and (vi) as to any other

246.     Consequential Damages.

        No party to this Agreement or attorney for such party shall be liable to any other party to this Agreement for consequential damages arising from any breach of contract, tort or other wrong relating to the establishment, administration or collection of the Borrowers' Obligations.

247.     Counterparts.

        This Loan Agreement may be executed by the parties hereto in several counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute one and the same agreement.

248.     No Fiduciary Relationship.

        No provision in this Loan Agreement or in any other Loan Instrument, and no course of dealing among the parties hereto, shall be deemed to create any fiduciary duty by Lender to Borrower or Guarantor.

         [remainder of this page intentionally left blank]

       IN WITNESS WHEREOF, this Loan Agreement has been executed and delivered by each of the parties hereto by a duly authorized officer of each such party on the date first set forth above.

         CAROLINA NATIONAL TRANSPORTATION, INC., an Indiana corporation


          .........                 By: _____________________________

          .........                 Name: ___________________________

          .........                 Title: ____________________________


                                      KEYSTONE LINES, a California corporation


           .........                 By: _____________________________

           .........                 Name: ___________________________

           .........                 Title: ____________________________


                              GULF LINE TRANSPORT, INC., an Indiana corporation

            .........                 By: _____________________________

            .........                 Name: ___________________________

            .........                 Title: ____________________________


                              FIVE STAR TRANSPORT, INC., an Indiana corporation


            .........                 By: _____________________________

            .........                 Name: ___________________________

            .........                 Title: ____________________________


                                  US 1 INDUSTRIES, INC., an Indiana corporation

            .........                 By: _____________________________

            .........                 Name: ___________________________

            .........                 Title: ____________________________


                              FIRSTAR BANK N.A., a national banking association


            .........                 By: _____________________________

            .........                 Name: Craig B. Collinson

            .........                 Title: Senior Vice President

Exhibit 1.1(A)    ......... -   Form of Compliance Certificate
Exhibit 2.1.4     ......... -   Form of Notice of Borrowing
Schedule 5.4.3    ......... -   Facility Sites, Locations of Property, Books
                                and Records
Schedule 5.4.4    ......... -   Leases
Schedule 5.4.7    ......... -   Existing Indebtedness
Schedule 5.6      ......... -   Financial Statements
Schedule 5.7      ......... -   Litigation
Schedule 5.11     ......... -   Patents, Trademarks, Franchises and
                                Agreements
Schedule 5.16     ......... -   Permitted Subordinated Indebtedness
Schedule 5.18.1   ......... -   Employee Benefit Plans
Schedule 5.19.1   ......... -   Collective Bargaining Agreements; Grievances

EXHIBIT 1.1(A)

COMPLIANCE CERTIFICATE

         Reference is made to that certain Loan Agreement dated as of April _, 2000 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement"), between Carolina National Transportation, Inc., Keystone Lines, Gulf Line Transport, Inc. and Five Star Transport, Inc. and the undersigned, and Firstar Bank NA, a national banking association. All capitalized terms used but not elsewhere defined herein shall have the meanings ascribed to such terms in the Loan Agreement.

         Pursuant to the Loan Agreement, the undersigned hereby certifies to Lender that:


         (1)      as of _______________, 2000, ________________ is the [Chief
Financial Officer] of each Borrower;

         (2) except as set forth below, each Borrower is in full compliance with all terms and conditions of the Loan Agreement; and

         (3)      attached hereto as Schedule I is the calculation of the
                    following:

                  (i) Total Unsubordinated Indebtedness (Tangible Net Worth plus Subordinated Indebtedness);

                  (ii)     Tangible Net Worth plus the amount of Permitted
                              Subordinated Indebtedness outstanding;

                  (iii)    Minimum Debt Service Ratio calculated as provided in
                              Section 7.19 of the Loan Agreement; and

                  (iv)     Ratio of Total Indebtedness to EBITDA.

         Compliance Exceptions (if any):

         With respect to any item identified as not being in compliance, the undersigned has attached and certifies as to the accuracy of statements specifying the violation, condition, or events which result in such non-compliance, the nature and status thereof, and the actions which Borrowers propose to take with respect thereto to bring Borrowers into full compliance with the Loan
Agreement.

         The foregoing certifications are made by, in his/her capacity as the acting Chief Financial Officer of each Borrower, from his/her personal knowledge, after due inquiry and with full knowledge that Lender will rely thereon. This Certificate is given pursuant to and in compliance with subsection 6.3.4 of the Loan Agreement.

         IN WITNESS WHEREOF, the undersigned has executed this Compliance Certificate on this _________ day of ___________ 2000.



    US 1 INDUSTRIES, INC.


    By: _____________________________

    Name: ___________________________

    Title: ____________________________

            SCHEDULE I

              Covenant Calculations

For the quarter beginning on and ending on
1. Total of Unsubordinated Indebtedness (Tangible Net Worth plus Subordinated Indebtedness);

2. Tangible Net Worth plus the amount of Permitted Subordinated Indebtedness Outstanding;

3.       Minimum Debt Service Ratio.

4.       Ratio of Indebtedness to EBITDA.

            EXHIBIT 2.1.4


            FORM OF NOTICE OF BORROWING/DISBURSEMENT REQUEST


            April _____, 2000





Firstar Bank N.A.
30 N. Michigan Avenue
Chicago, IL  60602

Dear Sir:

         Reference is made to that certain Loan Agreement dated as of April ____, 2000 (the "Loan Agreement") between CAROLINA NATIONAL TRANSPORTATION, INC., KEYSTONE LINES, GULF LINE TRANSPORT, INC., and FIVE TRANSPORT, INC., as Borrowers, US 1 INDUSTRIES, INC. as Guarantor and FIRSTAR BANK N.A., a national banking association. Capitalized terms used but not elsewhere defined herein all have the respective meanings ascribed to such terms in the Loan Agreement.

         Borrowers hereby notify Lender that on the date hereof, Borrowers desires to borrow $___________ of the Revolving Loan and Borrowers hereby directs Lender to disburse such principal amount in accordance with the payment instructions attached hereto as Exhibit A.

         Borrowers acknowledge that this Notice of Borrowing/Disbursement Request and acceptance by any Borrower or Borrowers of the proceeds of the disbursements contemplated hereby constitute a representation and warranty that the conditions contained in subsection 2.1.4 of the Loan Agreement have been satisfied in all material respects.


Very truly yours,

CAROLINA NATIONAL TRANSPORTATION, INC., an Indiana corporation

By:      _________________________________
Name:    _________________________________
Title:   _________________________________


KEYSTONE LINES, a California corporation

By:      _________________________________
Name:    _________________________________
Title:   _________________________________


GULF LINE TRANSPORT, INC., an Indiana corporation

By:      _________________________________
Name:    _________________________________
Title:   _________________________________


FIVE STAR TRANSPORT, INC., an Indiana corporation

By:      _________________________________
Name:    _________________________________
Title:   _________________________________

EXHIBIT A

Entity, Payment Instructions  Amount

Carolina National Transportation, Inc.,
Keystone Lines, Gulf Line Transport, Inc., and Five Star Transport, Inc.

By Wire Transfer to:


Bank Name:        .........         __________________________
Bank Address:     .........         __________________________
                  .........         __________________________

Acct. No.:        .........         __________________________
ABA No.:          .........         __________________________
Attention:        .........         __________________________
Telephone No.:    .........         __________________________