Form 10-Q
period 2000-06-30
US 1 INDUSTRIES INC
filed 2000-08-14
CIK 351498

FORM 10-Q
        ________________________________________________


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                        QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2000.

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


As of August 10, 2000, there were 10,618,224 shares of registrant's common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
ASSETS
                                                    June 30,   December 31,
                                                      2000        1999
                                                   (Unaudited)

CURRENT ASSETS:
 Accounts receivable-trade, less allowance for
    doubtful accounts of $89,976 and $66,648
    respectively                                   $6,179,426    $4,972,846
 Other receivables                                    427,377       105,770
 Deposits                                             162,461       162,173
 Prepaid expenses                                      22,163         9,245
                                                   ----------    ----------
      Total current assets                          6,791,427     5,250,034

FIXED ASSETS:
   Equipment                                         199,620        100,738
   Less accumulated depreciation and amortization     63,615         52,756
                                                   ----------    ----------
      Net fixed assets                               136,005         47,982
                                                   ----------   -----------
ASSETS HELD FOR SALE:
   Land                                              195,347        195,347
   Valuation allowance                              (141,347)      (141,347)
                                                   ----------   -----------
      Net assets held for sale                        54,000         54,000
                                                   ----------   -----------
TOTAL ASSETS                                    $  6,981,432    $ 5,352,016
                                                   ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                       June 30,  December 31,
                                                         2000        1999
                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                              $ 1,712,904    $ 1,341,134
   Bank overdraft                                    324,923        345,719
   Accrued expenses                                  236,774        215,505
   Short-term debt                                 2,294,459      3,173,990
   Insurance and claims                              303,914        204,592
   Accrued compensation                               19,013         17,314
   Accrued interest                                  711,636        613,567
   Fuel and other taxes payable                       63,354         49,948
                                                 -----------   ------------
      Total current liabilities                    5,666,977      5,961,769
                                                 -----------   ------------
LONG-TERM DEBT TO RELATED PARTIES                  4,122,984      2,451,028

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    1999 and 1998 - 1,094,224
    Liquidation preference $0.3125 per share         953,826        907,540
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,844,296     40,844,296
   Accumulated deficit                           (44,606,651)   (44,812,617)
                                                 -----------     -----------
   Total shareholders' deficiency                 (3,762,355)    (3,968,321)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $  6,981,432    $5,352,016
                                                 ===========    ============



The accompanying notes are an integral part of the consolidated financial statements.


                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


                                              Three Months Ended            Six Months Ended
                                              2000          1999            2000        1999

OPERATING REVENUES                      $ 11,593,128    $ 8,198,207   $  20,624,055   $15,590,065
                                          ------------  ------------    ------------  -----------
OPERATING EXPENSES:
   Purchased transportation                9,049,373      6,203,639      16,063,448    11,863,464
   Insurance and claims                      308,244        269,316         632,872       469,756
   Salaries, wages, and other                465,530        304,229         854,841       631,921
   Commissions                             1,019,061        761,168       1,827,769     1,486,917
   Operating supplies and expense            343,015        277,310         506,416       493,127
   Other expenses                            125,912        103,994         219,663       184,484
                                          ------------  ------------    ------------   ----------
     Total operating expenses             11,311,135      7,919,656      20,105,009    15,129,669
                                          ------------  ------------    ------------   ----------
OPERATING INCOME                             281,993        278,551         519,046       460,396
                                          ------------  ------------    ------------   ----------
NON-OPERATING INCOME (EXPENSE):
  Interest income                             23,067          2,337          25,074        3,347
  Interest expense                          (160,958)      (165,387)       (326,631)    (315,170)
  Other income (expense)                      25,810         (9,010)         34,763        1,389
                                          ------------  ------------    ------------   ----------
     Total non-operating (expense)          (112,081)      (172,060)       (266,794)    (310,434)
                                          ------------  ------------    ------------   ----------
NET INCOME                               $   169,912     $  106,491   $     252,252   $  149,962
DIVIDENDS ON PREFFERRED SHARES                23,143         18,000          46,286       36,000
                                          -----------   ------------    ------------  -----------
NET INCOME AVAILABLE TO COMMON
SHARES                                    146,769         88,491         205,968       113,962
                                          ===========   ============    ============  ===========
EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED                     $       0.01     $     0.01   $        0.02   $     0.01
                                          ===========   ============    ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-
  BASIC AND DILUTED                       10,618,224     10,618,224      10,618,224    10,618,224
                                          ============  ============    ============ ============


The accompanying notes are an integral part of the consolidated financial statements.


                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                     (UNAUDITED)

                                                  Six Months Ended June 30,
                                                          2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $ 252,252    $149,962
Adjustments to reconcile net income (loss) to net
  cash provided from (used for) operations:
  Depreciation and amortization                           10,859      19,906
  Loss from disposal of equipment                              0      18,765
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (1,206,580)    (64,262)
    Other receivables                                   (321,607)   (163,824)
    Prepaid assets                                       (12,918)     16,961
    Deposits                                                (288)      6,279
    Accounts payable                                     371,770     (29,326)
    Accrued expenses                                      21,269     (18,369)
    Accrued interest                                      98,069     124,185
    Insurance and claims                                  99,322     (43,814)
    Accrued compensation                                   1,699        (115)
    Fuel and other taxes payable                          13,406     (32,733)
                                                        ---------  ----------
  Net Cash used for operating activities                (672,747)    (16,385)
                                                        ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (16,307)     (5,183)
  Proceeds from disposal of equipment                          0      60,000
  Sale of assets held for sale
                                                        ---------  ----------
  Net cash (used in) provided by investing activities    (16,307)     54,817
                                                        ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit                   (877,606)   (172,286)
  Principal payments on long term debt                   (26,792)    (42,667)
  Net proceeds from related party loans                1,614,248      40,644
 (Decrease)Increase in bank overdraft                    (20,796)    135,876
                                                        ---------  ----------
  Net cash provided from (used for)financing activities  689,054     (38,433)
                                                        ---------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                        ---------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                        =========  ==========

Non Cash Financing and Investing Activities:

In April 2000, the Company purchased three trailers through the issuance of debt in the amount of $82,575.

Redeemable preferred stock has been increased by $46,286 and $36,000 in 2000 and 1999 respectively for cumulative unpaid dividends on preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999




1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 2000 and 1999 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

2. EARNINGS PER COMMON SHARE

The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS). There were no outstanding common stock equivalents in these periods.

                                        Three Months Ended    Six Months Ended
Numerator                               2000        1999       2000       1999
 Income from continuing operations $ 169,912   $ 106,491  $ 252,252  $ 149,962
 Dividends on preferred shares       (23,143)    (18,000)   (46,286)  (36,000)
                                    ----------   ---------  --------  --------
 Net income available to common
  shareholders for basic and
  diluted EPS                      $ 146,769    $ 88,491  $ 205,966  $ 113,962
                                    ----------   ---------  --------  --------


Denominator
 Weighted average common shares
 outstanding for basic and
 diluted EPS                      10,618,224  10,618,224 10,618,224 10,618,224


The accompanying notes are an integral part of the consolidated financial statements.

                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.        SHORT-TERM DEBT
Short-term debt at June 30, 2000, and December 31, 1999, comprises:

                                                June 30,        December 31,
                                                 2000               1999
                                              ----------         ----------
Line of credit                                $2,200,000         $3,077,606
Current portion of long-term debt                94,459              96,384
                                              ----------         ----------
         Total                                2,294,459          $3,173,990
                                              ==========         ==========


In December 1999, the Company was in default of certain financial covenants required by the Company's former lender. The lender issued a notice of acceleration requiring payment of the outstanding balance of the line of credit no later than April 29, 2000. As a result, in April 2000, the Company refinanced its existing debt with a new lender. The Company received a $2,000,000 line of credit which was subsequently increased to $3,500,000 in June 2000. Advances under this new line-of-credit are limited to 70% of eligible accounts receivable. Advances bear interest at the lender's prime rate plus .5%. This new line of credit is secured by substantially all of the Company's assets and required personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

The difference between the amount outstanding on the former line of credit agreement and the original amount of the new line of credit issued in April 2000 has been financed through additional subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer or entities controlled by them. At April 30, 2000, these officers had advanced approximately $1,600,000 to the Company to fund the difference between the former line of credit and the new line of credit agreement. This subordinated debt will bear interest at prime plus 1%.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. LONG-TERM DEBT TO RELATED PARTIES

Long-term debt at June 30, 2000, and December 31, 1999, comprises:

                                                    June 30,    December 31,
                                                      2000          1999

Note payable to August Investment
 Partnership, interest at prime + .75%,
 interest only payments required, principal
 balance due October 2001                        $ 250,000      $  250,000

Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July  2003                                        500,000         500,000


Note payable, collateralized by equipment,
 monthly payments of $3,985 including
 interest at 7.8% through February, 2001            22,613          45,115


Note payable, collateralized by equipment,
 monthly payments of $2,077 including
 interest at 9.55% through April 2004               78,283

Mortgage note payable to ITE,
 monthly payments of $2,850 including
 Interest at 9% through March 2002                  54,157          68,443

Mortgage note payable to AIFE,
 monthly payments of $2,150 including
 interest at 9% through March 2002                  40,914          51,689


Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October, 2001                                     100,000         100,000

Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 prime + 1%, interest only payments required,
 principal balance due October, 2001             3,171,476       1,532,165
                                                 ---------      ----------
     Total debt                                  4,217,443       2,547,412
Less current portion                                94,459          96,384
                                                 ---------      ----------
Total long-term debt                           $ 4,122,984     $ 2,451,028
                                                ==========      ==========

This long term debt is subordinated to the line of credit agreement.

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

The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc.("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina. These key employees will earn the 40% ownership interest in Carolina over a three-year period beginning in the year in which Carolina achieves positive net worth. Carolina has a negative net worth of $417,000 at March 31, 2000, and as opposed to the negative net worth of $482,000 at December 31, 1999.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

You should read the following discussion regarding the Company along with the Company's financial statement and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by these forward-looking statements.
See cautionary note regarding forward-looking statements.


Results of Operations

The financial statements and related notes contained elsewhere in this Form 10Q as of and for the six months ended June 30, 2000 and in the Company's Form 10-K for its fiscal year ended December 31, 1999, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.



June 30, 2000 Compared to the six months ended June 30, 1999

The Company's operating revenues increased from $15.6 million for six months ended June 30, 1999 to $20.6 million for the same period in 2000. This is an increase of 32.3% from the second quarter of 1999. This increase is attributable to the constant growth of existing agents and the addition of new agents. The Company continues to experience success following its business plan of working, almost exclusively, with agents and independent owner operators.

The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:

These expenses, as a result, remain relatively consistent (as a percent of sales). Actual expenses as a percentage of revenues for the three major items are as follows:

Item:
                                            2000              1999
Purchased Transportation and Commissions    86.8%             85.6%
Insurance (Liability & Cargo)                3.1%              3.0%

                  Total                      89.9%            88.6%

Purchased transportation and Commissions to agents in total has increased 1.2% as a percentage of revenue for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Due to the increase in diesel fuel prices, the Company has begun to bill their customers a fuel surcharge that is reimbursable to the owner operator at 100%. Because this portion of the revenue is reimbursed at 100% to the owner operator, the purchased transportation and commissions in total as a percentage of revenue will appear distorted.

Insurance has increased .1% as a percentage of revenues for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, due to a small increase in the rate for cargo insurance and an increase in accident claims incurred during the first quarter of 2000.

The remaining operating expenses have increased by approximately $271,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The majority of this increase is the result of additional personnel hired due to Company growth as well as a general increase in employee salaries.

Interest expense increased $11,461 from $315,170 for the six months ended June 30, 1999, to $326,631 for the six months ended June 30, 2000, due to an increase in the amount of outstanding debt in the first six months of 2000 which was partially offset by decreased interest rates resulting from the refinancing that took place in April 2000.

The three months ended June 30, 2000 compared to the three months ended June 30, 1999

The Company's operating revenue for the three months ended June 30, 2000 increased by $3.4 million in comparison to the three months ended June 30, 1999. This is an increase of 41.4% from the three months ended June 30, 1999. This increase is attributable to the constant growth of existing agents and the addition of new agents.

The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:

These expenses, as a result, remain relatively consistent (as a percent of sales). Actual expenses as a percentage of revenues for the three major items are as follows:

Item:
                                            2000              1999
Purchased Transportation and Commissions    86.8%             85.0%
Insurance (Liability & Cargo)                2.7%              3.3%

                  Total                     89.5%            88.3%

Purchased transportation and Commissions as a total has increased 1.9% as a percentage of revenue for the three months ended June 30, 2000 compared to the three month's ended June 30, 1999. Due to the increase in diesel fuel prices, the Company has begun to bill their customers a fuel surcharge that is reimbursable to the owner operator at 100%. Because this portion of the revenue is reimbursed at 100% to the owner operator, the purchased transportation and commissions in total as a percentage of revenue will appear distorted.

Insurance has decreased .6% for the three months ended June 30, 2000, compared to the same period for 1999. This decrease in insurance cost for the three months ended June 30, 2000, compared to the three months ended June 30, 1999 can be partially attributed to the decrease of liability insurance rates effective with the liability insurance policy renewal on March 16,2000.

The remaining operating expenses have increased by approximately $249,000 for the three months ended June 30, 2000, compared to the three months ended
June 30, 1999. The majority of this increase is the result of additional personnel hired due to Company growth.

Interest expense has decreased by $4,429 from $165,387 for the three months ended June 30, 1999 to $160,958 for the three months ended June 30, 2000, due to the decreased interest rates from the new financing received in April 2000.

Liquidity and Capital Resources

As of June 30, 2000, the Company's financial position continues to improve in comparison to prior fiscal periods. The Company had a net deficiency in shareholders' equity of $3.8 million at June 30, 2000. Working capital deficiency at December 31,1999, was ($0.7) million, compared to a positive working capital at June 30, 2000, of $1.1 million. The increase in working capital is due primarily to refinancing a portion of the former line of credit with long term subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer.

Accounts receivable at June 30, 2000, were $6.2 million, up from the balance of $5.0 million at year-end December 31, 1999. The increase was due to increased revenues in the first six months of 2000.

The balance of the revolving line of credit has decreased by $0.9 million from December 31, 1999, to June 30, 2000, due to additional investments from the Companys Chief Executive Officer and Chief Financial Officer of approximately $1,600,000. The remainder of the advances were used to fund the working capital requirements of the Company.

In December 1999, the Company was in default of certain financial covenants required by the Company's former lender. The lender issued a notice of acceleration requiring payment of the outstanding balance of the line of credit no later than April 29, 2000. As a result, in April 2000, the Company refinanced its existing debt with a new lender. The Company received a $2,000,000 line of credit which was subsequently increased to $3,500,000 in June 2000. Advances under this new line-of-credit are limited to 70% of eligible accounts receivable. Advances bear interest at the lender's prime rate plus .5%. This new line of credit is secured by substantially all of the Company's assets and required personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

The difference between the amount outstanding on the former line of credit agreement and the original amount of the new line of credit issued in April 2000 has been financed through additional subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer or entities controlled by them. At April 30, 2000, these officers had advanced approximately $1,600,000 to the Company to fund the difference between the former line of credit and the new line of credit agreement. This subordinated debt will bear interest at prime plus 1%.

As a result, related party loans from AIP and Messrs. Kibler and Antonson have increased by $1,614,248 between December 31, 1999, and June 30, 2000.

Quantitative and Qualitative Disclosures About Market Risk


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


US 1 Industries, Inc.


Michael E. Kibler
President



Harold E. Antonson
Chief Financial Officer

August 14, 2000

                 AMENDMENT TO LOAN AGREEMENT

         This AMENDMENT, dated as of June 12, 2000, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line") and FIVE STAR TRANSPORT, INC., an Indiana corporation, ("Five Star") (Carolina, Keystone, Gulf Line and Five Star hereinafter collectively referred to as "Borrowers" or individually as "Borrower"), US1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and FIRSTAR BANK N.A., a national banking association ("Lender").

                PRELIMINARY STATEMENT:

         Borrowers have previously entered into a Loan Agreement with Lender dated April 18, 2000 ("Agreement"). Lender has agreed to amend such Loan Agreement to increase the amount of the Revolving Loan Commitment therein from $2,000,000 to $3,500,000 on the conditions hereinafter set forth. Capitalized terms not defined herein shall have the meanings ascribed to such terms in the Loan Agreement as amended hereby.

         NOW, THEREFORE, it is hereby agreed as follows:

1. Each of Borrowers and Guarantor represent and warrant that no Event of Default or Incipient Default exists or will occur as a result of any Advance and that each of their representations and warranties set forth in the Loan Instruments is true and correct as of the date hereof, except to the extent that any such representations or warranties relate to an earlier date.

2. The parties hereby agree to amend and restate the following definitions in Section 1.1 of the Agreement to read in their entirety as follows:

                  Loan Instruments:

                  (i)      Loan Agreement;

                  (ii)     Revolving Loan Note;

                  (iii)    Corporate Guaranty;

                  (iv)     Security Instruments;

                  (v)      Closing Certificate;

                  (vi)     Subordination Agreements;

                  (vii) Uniform Commercial Code financing statements required by Lender;

                  (viii)   Personal Guaranties; and

                  (ix) such other instruments and documents as Lender reasonably may require in connection with the transactions contemplated by this Loan Agreement;

                  as the same may be amended from time to time, including but without limitation as amended by or pursuant to that certain Amendment to Loan Agreement dated June 12, 2000.

                  Revolving Loan Commitment: $3,500,000

                  Revolving Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of the Closing Date, as amended and restated as of June 12, 2000.

3. Section 7.18 of the Agreement is hereby amended and restated in its entirety to read as follows:

         7.18 Minimum Net Worth. Fail to maintain Tangible Net Worth plus Permitted Subordinated Indebtedness of at least $1,000,000, from the date hereof until December 31, 2000, and of at least $1,250,000 from and after December 31, 2000.

4. Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than Lender:

                  (i) Amended and Restated Revolving Loan Note in the form attached hereto as Exhibit "A";

                  (ii) Acknowledgements (Security Agreement) in the forms attached hereto as Exhibits "B-1", "B-2", "B-3", "B-4" and "B-5";

                  (iii) Uniform Commercial Code Financing Statement Amendments in the forms attached hereto as Exhibit "C-1", "C-2", "C-3", "C-4", "C-5" and "C-6";

                  (iv) Amended and Restated Personal Guaranties of Michael Kibler and Harold Antonson in forms acceptable to Lender;

                  (v) Amended and Restated Corporate Guaranty of US 1 Industries, Inc. in a form acceptable to Lender;

                  (vi) Certified Resolutions of the Board of Directors of the respective Borrowers authorizing the execution and delivery and performance of this Loan Agreement and the Amended and restated Note;

                  (vii) Acknowledgements (Subordinated Debt) in the forms attached hereto as Exhibits "D-1" and "D-2"; and

                  (viii) An opinion letter from the law firm of Borrowers' counsel in a form reasonably satisfactory to Lender's counsel regarding authorization, execution and delivery of this Amendment and the documents referenced herein.

5. Borrowers shall pay to Lender a fee of $5,000 upon the execution hereby. In addition, Borrowers shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including without limitation any lien searches ordered by Lender's counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

6. From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

7. Except as expressly amended hereby, the terms and conditions of the Loan Agreement as originally set forth therein shall remain in full force and effect.

         IN WITNESS WHEREOF, the undersigned Borrowers have signed and Lender has executed this Amendment as of the date first above written.

         CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation

         By: _____________________________

         Name: ___________________________

         Title: ____________________________


         KEYSTONE LINES, a California corporation

         By: _____________________________

         Name: ___________________________

         Title: ____________________________


          GULF LINE TRANSPORT INC. an Indiana corporation

          By: _____________________________

          Name: ___________________________

          Title: ____________________________


          FIVE STAR TRANSPORT, INC., an Indiana corporation

          By: _____________________________

          Name: ___________________________

          Title: ____________________________


          US 1 INDUSTRIES, INC., an Indiana corporation

          By: _____________________________

          Name: ___________________________

          Title: ____________________________


          FIRSTAR BANK N.A., a national banking association

          By: _____________________________

          Name: Craig B. Collinson
          Title: Senior Vice President

                     EXHIBIT "A"

                REVOLVING LOAN NOTE

$3,500,000.00                                       Dated as of April 18, 2000
Chicago, Illinois                  Amended and Restated as of ___________, 2000

         FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line") and FIVE STAR TRANSPORT, INC., an Indiana corporation
("Five Star") (Carolina, Keystone, Gulf Line and Five Star hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of FIRSTAR BANK N.A., a national banking association ("Lender"), the principal sum of THREE MILLION FIVE HUNDRED THOUSAND AND NO/100ths DOLLARS ($3,500,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Lender, Maker and US1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

         This Revolving Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.

         The Principal Balance of this Revolving Loan Note shall bear interest at the per annum rate of interest set forth in subsection 2.3.1 of the Loan Agreement.

         Accrued and unpaid interest on, and the Principal Balance of, this Revolving Loan Note shall be paid in the manner set forth in Section 2.4 of the Loan Agreement.

         Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.

         During a Default Rate Period, the Principal Balance of this Revolving Loan Note shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.

         Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance of this Revolving Loan Note, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.

         This Revolving Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.

         All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.

         All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefor set forth in the Loan Agreement. Payment shall not be deemed to have been received by Lender until Lender is in receipt of Good Funds.

         Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest"). If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Revolving Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, (A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law
(the "Maximum Rate") and this Revolving Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.

         If any suit or action is instituted or attorneys are employed to collect this Revolving Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.

         Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Revolving Loan Note, and expressly agrees that this Revolving Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

         This Revolving Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles. All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.

         Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Revolving Loan Note shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.

         Maker acknowledges and agrees that any controversy which may arise under this Revolving Loan Note would be based upon difficult and complex issues and, therefore, Maker agrees that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.

         This Revolving Loan Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.

         This Revolving Loan Note shall be binding upon Maker and upon Maker's successors and assigns, and shall inure to the benefit of the successors and permitted assigns of Lender. If more than one party shall sign this Revolving Loan Note as Maker, their obligations hereunder as Maker shall be joint and several.

         In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any Governmental Body, this Revolving Loan Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.

         Time for the performance of Maker's obligations under this Revolving Loan Note is of the essence.

         This Revolving Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.

         The Revolving Loan Note amends and restates, in its entirety, an original Revolving Loan Note dated April 18, 2000 in the principal face amount of $2,000,000 made by Borrowers and payable to the order of Lender.

         IN WITNESS WHEREOF, this Revolving Loan Note has been executed and delivered by Maker by its duly authorized officer on the date first set forth above.

        CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation

        By: _____________________________

        Name: ___________________________

        Title: ____________________________


        KEYSTONE LINES, a California corporation

        By: _____________________________

        Name: ___________________________

        Title: ____________________________


        GULF LINE TRANSPORT INC., an Indiana corporation

        By: ______________________________

        Name: ____________________________

        Title: _____________________________


        FIVE STAR TRANSPORT, INC., an Indiana corporation

        By: _______________________________

        Name: _____________________________

        Title: ______________________________

                      ACKNOWLEDGEMENT
                  (Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations
(as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $3,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $3,500,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of June 9, 2000.

         FIVE STAR TRANSPORT, INC.


         By ______________________________

                               ACKNOWLEDGEMENT
                            (Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $3,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $3,500,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of June 9, 2000.

        CAROLINA NATIONAL TRANSPORTATION INC.


        By ________________________________________

                      ACKNOWLEDGEMENT
                    (Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $3,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $3,500,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of June 9, 2000.

         KEYSTONE LINES


         By ______________________________

                                  ACKNOWLEDGEMENT
                               (Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations
(as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $3,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $3,500,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of June 9, 2000.

         GULF LINE TRANSPORT INC.


         By ______________________________

                      ACKNOWLEDGEMENT
                   (Security Agreement)


         The undersigned ("Guarantor") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Guarantor was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and certain of its subsidiaries ("Borrowers") and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrowers ("Loan Agreement")), and Guarantor's obligations under that certain Corporate Guaranty in favor of Lender dated April 18, 2000, which is being amended and restated in its entirety as of the date hereof. Guarantor hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $3,500,000, and to make certain other changes to the terms thereof. Guarantor acknowledges that "Borrowers' Obligations" as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement of even date herewith, and that "Obligations" as that term is used in said Corporate Guaranty as amended and restated as of the date hereof includes without limitation to obligation to pay all amounts due under the Revolving Loan Note in the face amount of $3,500,000, as amended and restated in its entirety as of the date hereof.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of June 9, 2000.

         US 1 INDUSTRIES, INC.


         By ______________________________

                             ACKNOWLEDGEMENT
                        (Subordination Agreement)

         The undersigned, Harold Antonson and Michael Kibler, hereby acknowledge that Firstar Bank N.A. ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc. and Five Star Transport, Inc. (collectively "Borrowers") pursuant to an Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US
1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000 between Lender and (the undersigned the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers and Lender and Borrowers' Parent dated April 18, 2000, and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement, shall constitute Senior Debt for purposes of the Subordination Agreement.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of June 9, 2000.


         ______________________________
         Harold Antonson

         ______________________________
         Michael Kibler

                              ACKNOWLEDGEMENT
                          (Subordination Agreement)

         The undersigned, August Investment Partnership, hereby acknowledges that Firstar Bank N.A ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc. and Five Star Transport, Inc. (collectively "Borrowers") pursuant to an Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledges and agrees that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000 between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers and Lender and Borrowers' Parent dated April 18, 2000, and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement, shall constitute Senior Debt for purposes of the Subordination Agreement.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of June 9, 2000.

         AUGUST INVESTMENT PARTNERSHIP

         By: ______________________________
                   General Partner
         By: ______________________________
                   General Partner