Form 10-Q
period 2000-09-30
US 1 INDUSTRIES INC
filed 2000-11-14
CIK 351498

FORM 10-Q

           ________________________________________________


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                          QUARTERLY REPORT
                  PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2000.

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


As of November 7, 2000, there were 10,618,224 shares of registrant's common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

ASSETS
                                                  September30, December 31,
                                                      2000        1999
                                                   (Unaudited)
CURRENT ASSETS:
 Cash                                              $    1,524    $        0
 Accounts receivable-trade, less allowance for
    doubtful accounts of $109,827 and $66,648
    respectively                                   $7,270,885    $4,972,846
 Other receivables                                    490,383       105,770
 Deposits                                             187,661       162,173
 Prepaid expenses                                      54,096         9,245
                                                   -----------   ----------
      Total current assets                          8,004,549     5,250,034

FIXED ASSETS:
   Equipment                                          182,847       100,738
   Less accumulated depreciation and amortization     (59,198)      (52,756)
                                                    ----------   ----------
      Net fixed assets                                123,649        47,982
                                                    ----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                    ----------  -----------
      Net assets held for sale                         54,000        54,000
                                                    ----------  -----------
TOTAL ASSETS                                     $  8,182,198   $ 5,352,016
                                                    ==========  ===========


The accompanying notes are an integral part of the consolidated financial statements.


                          CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                                   September 30,  December 31,
                                                      2000           1999

                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                              $ 1,889,196    $ 1,341,134
   Bank overdraft                                          0        345,719
   Accrued expenses                                  234,168        215,505
   Short-term debt                                 3,408,485      3,173,990
   Insurance and claims                              340,679        204,592
   Accrued compensation                               29,389         17,314
   Accrued interest                                  769,922        613,567
   Fuel and other taxes payable                       71,602         49,948
                                                 -----------   ------------
      Total current liabilities                    6,743,441      5,961,769
                                                 -----------   ------------
LONG-TERM DEBT TO RELATED PARTIES                  4,058,196      2,451,028

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    2000 and 1999 - 1,094,224
    Liquidation preference $0.3125 per share         976,969        907,540
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,844,296     40,844,296
   Accumulated deficit                           (44,440,704)   (44,812,617)
                                                 -----------     -----------
   Total shareholders' deficiency                 (3,596,408)    (3,968,321)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $  8,182,198    $
5,352,016
                                                 ===========    ============



The accompanying notes are an integral part of the consolidated financial statements.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                              2000          1999            2000        1999

OPERATING REVENUES                      $ 12,761,124    $ 8,077,835   $  33,385,179   $23,667,900
                                          ------------  ------------    ------------  -----------
OPERATING EXPENSES:
   Purchased transportation                9,988,982      6,286,668      26,052,430    18,150,132
   Insurance and claims                      417,669        251,718       1,050,541       721,474
   Salaries, wages, and other                408,737        321,134       1,263,578       953,055
   Commissions                             1,158,209        757,688       2,985,978     2,244,605
   Operating supplies and expense            420,050        181,894       1,001,466       675,021
   Other expenses                             43,148         46,083         262,811       230,567
                                          ------------  ------------    ------------   ----------
     Total operating expenses             12,436,795      7,845,185      32,616,804    22,974,854
                                          ------------  ------------    ------------   ----------
OPERATING INCOME                             324,329        232,650         768,375       693,046
                                          ------------  ------------    ------------   ----------
NON-OPERATING INCOME (EXPENSE):
  Interest income                             42,451          2,795          67,525        6,142
  Interest expense                          (222,640)      (160,841)       (474,271)    (476,011)
  Other income (expense)                      44,950          3,760          79,713        5,149
                                          ------------  ------------    ------------   ----------
     Total non-operating (expense)          (135,239)      (154,286)       (327,033)    (464,720)
                                          ------------  ------------    ------------   ----------
NET INCOME                               $   189,090     $   78,364   $     441,342   $  228,326
DIVIDENDS ON PREFERRED SHARES                 23,143         18,000          69,429       54,000
                                          -----------   ------------    ------------  -----------NET INCOME AVAILABLE TO COMMON
SHARES        165,947         60,364         371,913      174,326
                                          ===========   ============    ============
===========
EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED                     $       0.02     $     0.01   $        0.04   $     0.02
                                          ===========   ============    ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-
  BASIC AND DILUTED                       10,618,224     10,618,224      10,618,224    10,618,224
                                          ============  ============    ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (UNAUDITED)
                                               Nine Months Ended September 30,
                                                          2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $ 441,342    $228,326
Adjustments to reconcile net income to net
  cash provided from (used for) operations:
  Depreciation and amortization                           17,218      25,351
  Loss from disposal of equipment                          3,609      27,284
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (2,298,039)   (213,249)
    Other receivables                                   (384,613)   ( 58,735)
    Prepaid assets                                       (44,851)     15,350
    Deposits                                             (25,488)      3,802
    Accounts payable                                     548,062     (78,255)
    Accrued expenses                                      18,663     (11,408)
    Accrued interest                                     156,355     150,603
    Insurance and claims                                 136,087       1,515
    Accrued compensation                                  12,075      (2,369)
    Fuel and other taxes payable                          21,654     (10,019)
                                                        ---------  ----------
  Net Cash used for operating activities               (1,397,926)     23,628
                                                        ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (22,804)     (5,183)
  Proceeds from disposal of equipment                      8,885      82,251
  Sale of assets held for sale
                                                        ---------  ----------
  Net cash (used in) provided by investing activities    (13,919)     77,068
                                                        ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds(repayments)under line of credit           246,495    (103,485)
  Principal payments on long term debt                   (41,291)    (76,380)
  Net proceeds from related party loans                1,553,884     (13,773)
 (Decrease)Increase in bank overdraft                   (345,719)     38,374
                                                        ---------  ----------
 Net cash provided from (used for)financing activities 1,413,369     (65,264)
                                                        ---------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,524           0
CASH AT BEGINNING OF PERIOD                                    0           0
                                                        ---------  ----------
CASH AT END OF PERIOD                                      1,524           0
                                                        =========  ==========
Non Cash Financing and Investing Activities:

In April 2000, the Company purchased additional equipment through the issuance of debt in the amount of $82,575.

Redeemable preferred stock has been increased by $69,429 and $36,000 in 2000 and 1999 respectively for cumulative unpaid dividends on preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations and cash flows for the three month and nine month periods ended September 30, 2000 and 1999 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

2. EARNINGS PER COMMON SHARE

The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS). There were no outstanding common stock equivalents in these periods.

                                       Three Months Ended   Nine Months Ended
Numerator                               2000        1999       2000       1999
 Income from continuing operations $ 189,090   $  78,364  $ 441,342  $ 228,326
Dividends on preferred shares        (23,143)    (18,000)   (69,429)  (54,000)
                                    ----------   ---------  --------  --------

 Net income available to common
  shareholders for basic and
  diluted EPS                      $ 165,947    $ 60,364  $ 371,913  $ 174,326
                                    ----------   ---------  --------  --------
Denominator
 Weighted average common shares
 outstanding for basic and
 diluted EPS                      10,618,224  10,618,224 10,618,224 10,618,224


                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.        SHORT-TERM DEBT
Short-term debt at September 30, 2000, and December 31, 1999, comprises:

                                            September 30,        December 31,
                                                 2000               1999
                                              ----------         ----------
Line of credit                             3,324,101          $3,077,606
Current portion of long-term debt             84,384              96,384
                                              ----------         ----------
         Total                                3,408,485          $3,173,990
                                              ==========         ==========

The Company has a $3,500,000 line of credit. Advances under this line-of-credit are limited to 70% of eligible accounts receivable. Advances bear interest at the lender's prime rate (9.5% AT September 30, 2000) plus .5%. This line of credit is secured by substantially all of the Company's assets and required personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. LONG-TERM DEBT

Long-term debt at September 30, 2000, and December 31, 1999, comprises:

                                                 September 30,    December 31,
                                                      2000          1999

Note payable to August Investment
 Partnership, interest at prime + .75%,
 interest only payments required, principal
 balance due October 2001                        $ 250,000      $  250,000

Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July  2003                                        500,000         500,000


Note payable, collateralized by equipment,
 monthly payments of $3,985 including
 interest at 7.8% through February, 2001            11,032          45,115


Note payable, collateralized by equipment,
 monthly payments of $2,077 including
 interest at 9.55% through April 2004                    75,364

Mortgage note payable to ITE,
 monthly payments of $2,850 including
 Interest at 9% through March 2002                  46,771          68,443

Mortgage note payable to AIFE,
 monthly payments of $2,150 including
 interest at 9% through March 2002                  35,343          51,689


Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October, 2001                                     100,000         100,000


Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 prime + 1%, interest only payments required,
 principal balance due October, 2001             3,124,070       1,532,165
                                                 ---------      ----------
     Total debt                                  4,142,580       2,547,412
Less current portion                                84,384          96,384
                                                 ---------      ----------
Total long-term debt                           $ 4,058,196     $ 2,451,028
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

The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc.("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina. These key employees will earn the 40% ownership interest in Carolina over a three-year period beginning in the year in which Carolina achieves positive net worth. Carolina has a negative net worth of $75,600 at September 30, 2000, and the negative net worth of $482,000 at December 31, 1999.

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

Results of Operations

The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the nine months ended September 30, 2000 and in the Company's Form 10-K for its fiscal year ended December 31, 1999, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Nine months ended September 30, 2000 Compared to the nine months ended September 30, 1999

The Company's operating revenues increased from $23.7 million for nine months ended September 30, 1999 to $33.4 million for the same period in 2000. This is an increase of 41.5%. This increase is attributable to the growth of existing agents and the addition of new agents. The Company continues to experience success following its business plan of working, almost exclusively, with agents and independent owner operators.

The company contracts with third parties for most services and as a matter of contract agrees to pay certain percentages of revenue for services rendered. The three major items so managed are:

These expenses, as a result, remain relatively consistent (as a percent of sales). Actual expenses as a percentage of revenues for the three major items for the nine months ended September 30 of each year are as follows:

Item:
                                            2000             1999
Purchased Transportation and Commissions    87.0%             86.2%
Insurance (Liability & Cargo)                3.1%              3.0%

                  Total                     90.1%             89.2%

Purchased transportation and Commissions to agents in total has increased 0.9% as a percentage of revenue for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. Due to the increase in diesel fuel prices, the Company has begun to bill their customers a fuel surcharge that is reimbursable to the owner operator at 100%. Because this portion of the revenue is reimbursed at 100% to the owner operator, the purchased transportation and commissions in total as a percentage of revenue will increase.

Insurance has increased .1% as a percentage of revenues for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, due to a small increase in the rate for cargo insurance.

The remaining operating expenses have increased by approximately $669,212 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The majority of this increase is the result of additional personnel hired due to Company growth and the cost of a start up operation where these expenses are not yet in proportion to the revenues generated.

Interest expense decreased $1,740 from $476,011 for the nine months ended September 30, 1999, to $474,271 for the nine months ended September 30, 2000. This reduction in spite of an increase in debt is due to the much better terms that resulted from the refinancing that took place in April 2000.

The Company's net income from operations increased from $228,326 for the nine months ended September 30, 1999, to $441,342 for the nine months ended September 30, 2000.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The three months ended September 30, 2000, compared to the three months ended September 30, 1999

The Company's operating revenue for the three months ended September 30, 2000, increased by $4.7 million in comparison to the three months ended September 30, 1999. This is an increase of 58.2%. Purchased transportation, Commissions, and Insurance expenses increased by $4,268,787 or 58.5% all consistent with and resulting from the increase in revenue for the same period.

Wages and salaries increased by $87,633 or 27.3% reflecting increased productivity associated with scale and the absorption of the startup costs of the new operation which began in November 1999. Operating and other expenses increased 235,221 or 103%. Most of the increase here that exceeded the growth rate in revenue was attributable to one time charges. There were fees and legal expenses in connection with the new line of credit of close to $50,000. In addition the computer network at Carolina National was upgraded at a cost of $15,000 when they expanded their office during the third quarter.

Interest expense as a percent of sales decreased by 0.25% between the two periods due to the improved terms on the new line of credit.

The Company's net income from operations increased from $78,364 for the three months ended September 30, 1999, to $189,090 for the three months ended September 30, 2000.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Liquidity and Capital Resources

As of September 30, 2000, the Company's financial position continues to improve in comparison to prior fiscal periods. The Company had a net deficiency in shareholders' equity of $3.6 million at September 30, 2000 an improvement of $372,000 over year-end December 31, 1999. Working capital continued to improve with a deficiency at December 31,1999, of ($0.7) million, compared to a positive working capital at September 30, 2000, of $1.3 million. The increase in working capital is due to refinancing a portion of the former line of credit and continuing profitably.

Net cash used for operating activities was $1.4 million and resulted from the increased sales. Net cash used in investing activities was $13,919 due to the investment in additional equipment. Cash provided for the above activities was $1.4 million and was provided by an increase in long term debt of $1.6 million, an increase in the line of credit of $0.25 million and a reduction in the bank overdraft of $0.35 million.

Accounts receivable at September 30, 2000, were $7.2 million, up from the $5.0 million at year-end December 31, 1999. The increase was due to increased revenues in the first nine months of 2000.

The Short Term Debt increased by $0.23 million from December 31, 1999, to September 30, 2000, due to the increased sales and resulting increase in accounts receivable balances.

In April 2000, the Company refinanced its short term debt with a new lender. The Company received a $2,000,000 line of credit which was subsequently increased to $3,500,000 in June 2000. Advances under this new line-of-credit a re limited to 70% of eligible accounts receivable. Advances bear interest at the lender's prime rate plus .5%. This new line of credit is secured by substantially all of the Company's assets and required personal guarantees from the Company's Chief Executive Officer and Chief Financial Officer.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




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

November 13, 2000