Form 10-K
period 2000-12-31
US 1 INDUSTRIES INC
filed 2001-03-22
CIK 351498

FORM 10-K

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the fiscal year ended December 31, 2000.
                                  OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File No. 1-8129.

                              US 1 INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
Indiana
(State of Incorporation)
(I.R.S. Employer Identification No.)                 95-3585609

1000 Colfax, Gary, Indiana 46406
(Address of principal executive offices)
(ZipCode)
Registrant's telephone number, including area code: (219) 944-6116

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 15, 2001, there were 10,618,224 shares of registrant's common stock were outstanding, and the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $1,000,000. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

                                PART 1
Item 1.  Business.

    The registrant, US 1 Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "US 1" or the "Company"), through its subsidiaries is an interstate trucking company operating in 48 states. The Company's business consists principally of a truckload operation for which the Company obtains substantially all of its business through independent sales agents who then arrange with independent truckers to haul the freight to the desired destination.

    US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of Indiana. The Company's subsidiaries consist of Blue and Grey Transport, Inc., an Indiana corporation, ("BGT"), Blue and Grey Brokerage, Inc., an Indiana corporation, ("BGB"), Carolina National Logistics, Inc. an Indiana corporation,("CNL"), Carolina National Transportation, Inc., an Indiana corporation ("CNT"), Accu Scan Drug Testing, Inc., an Indiana corporation ("ACCU"), Keystone Logistics, Inc. an Indiana corporation, ("KYL"), Unity Logistics, Inc. and Indiana Corporation, ("UNL"), Gulf Line Brokerage, Inc., an Indiana corporation ("GLB"), Gulf Line Transportation, Inc., an Indiana corporation ("GLT"), Keystone Lines, a California corporation ("Keystone"), CAM Transport, Inc., an Indiana corporation,("CAM"), and TC Services, Inc., a California corporation ("TCS"). BGT, BGB, CAM, CNL, CNT, GLB, GLT,ACCU,KYL and Keystone operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies.

Operations

    The Company carries virtually all forms of freight transported by truck, except bulk goods, including specialized trucking services such as containerized, refrigerated, and flatbed transportation, and this year started a division that hauls over-size and over-weight loads.

    The Company is a non-asset based business, contracting with independent truckers (who generally own the truck they drive) and sales agents. The Company pays the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors. Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1's revenues are affected by competition and the state of the economy.

    The Company's principal focus during 2000 was business growth. The Company focused on the expansion of Carolina National Transportation, Inc., the startup of the division that specializes in over-weight/over-sized freight, the start up of CAM Transportation, Inc., and controlling the cost of operations.

Marketing and Customers

    The Company conducts its business through a network of independent sales agents who are in regular contact with shippers at the local level. The sales agents have facilities and personnel to monitor and coordinate shipments and respond to shipper' needs in a timely manner.

    These agents are typically paid a commission of 6% to 10% of the Company's revenues from its trucking operations.

    During 2000, the Company utilized the services of approximately 40 sales agents. One agent accounted for 13%,18%, and 15% of the Company's revenue for the years ended December 31, 2000, 1999, and 1998 respectively. The Company shipped freight for approximately 1,000 customers in 2000, none of which accounted for more than of 10% of the Company's total revenues.

Independent Contractors

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

Employees

    At December 31, 2000, the Company had approximately fifty-five full-time employees. The Company's employees are not covered by a collective bargaining agreement.

Competition

    The trucking industry is highly competitive. The Company competes for customers primarily with other nationwide carriers, some of which have company-owned equipment and company drivers, and many, have greater volume and financial resources. The Company also competes with private carriage conducted by existing and potential customers. In addition, the Company competes with other modes of transportation including rail.

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

Insurance

    The Company insures the trucks with liability insurance coverage of up to $2 million per occurrence with a $5,000 deductible. The Company has cargo insurance coverage of up to $1,000,000 per occurrence with a $10,000 deductible. The Company also maintains a commercial general liability policy with a limit of $1,000,000 per occurrence and no deductible.

Independent Contractor Status

    From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or
if they are following a long-standing recognized practice.      Although
management is unaware of any proposals currently pending to change the employee /independent contractor classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect the Company's results of operations if the Company were unable to reflect them in its fee arrangements with the independent contractors and agent or in the prices charged to its customer.

Regulation

    The Company is a common and contract motor carrier regulated by the DOT and various state agencies. Historically, the Interstate Commerce Commission
(the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995 federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT. Management does not believe that regulation by the DOT or by the states in their remaining areas of authority will have a material effect on th Company's operations. The Company's independent contractor drivers also must comply with the safety and fitness regulation promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

   The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's earnings or competitive position.

Environmental Regulation

    The Company owns property in Phoenix, Arizona that was formerly leased to Transcon Lines ("Lines") as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the State environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2000 and 1999.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

    The statements contained in Item 1 (Description of Business) and Item 6 (Management Discussion and Analysis of Financial Condition and Results of Operation); particularly the statements under "Future Prospects" contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Compan's actual results in 2001 and beyond to differ materially from those suggested by any forward-looking statements. These risks and uncertainties include, without limitation, a lack of historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.

Item 2.  Properties

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana.
The Company leases its administrative offices on a month to month basis for $2,200 per month from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.
    Carolina National Transportation, Inc. leases 3,900 sq. ft of office space in Mt. Pleasant, SC for $5,700 per month. The current lease expires June 30, 2001. The Company anticipates that the lease will be renewed in fiscal year 2001.
    Keystone Logistics, Inc. leases 1,591 sq. ft of office space in South Bend, Indiana for $1,250 per month. The current lease expires October 31, 2002.
    Cam Transport, Inc. leases an office building in Gulfport, Mississippi for $2,250 per month. The current lease expires November 1, 2003.
    Management believes that the Company' leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.

Item 3.  Legal Proceedings

    Cam Regional Transport filed a complaint against the Company in 1994 which alleges breach of contract, claiming that Trailblazer Transportation, Inc., a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with Cam Regional Transport, Inc and Laurel Mountain Leasing, Inc. The complaint seeks damages of $284,000 plus interest from November 1992.

    The Company is currently involved in two lawsuits, one of which is a class action lawsuit, as a result of an August 1999 incident in which a Carolina National Transportation, Inc., truck overturned leaking chemicals. It is the Company's position that it is not at fault. The Company contends that the materials inside the container were improperly packaged by a third party, that the chemicals which leaked were not harmful in nature, and that those persons alleging injuries were not harmed.

    The Company is also involved in two lawsuits as a result of a chemical leak that occured in a container hauled by a Carolina National Transportation, Inc., truck. It is the Company's position that they are not at fault for this incident because they are merely the shipper and a third party had the responsibility to package the load for safe transportation.

    At this time, the Company and its legal counsel are unable to assess the outcome of these complaints. The Company intends to vigorously defend itself in these matters.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol USOO.

    The following table sets forth for the period indicated the high and low sales prices per share of the Common Stock as reported from NASDAQ quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Calendar Year                            High                        Low
     ------------------------------------------------------------------------
      2000
      First Quarter                           .3750                      .0500
      Second Quarter                          .2500                      .0620
      Third Quarter                           .3120                      .0620
      Forth Quarter                           .1800                      .0625
      1999
      First Quarter                           .0937                      .0312
      Second Quarter                          .1250                      .0156
      Third Quarter                           .1250                      .0156
      Fourth Quarter                          .1406                      .0468


    As of March 15, 2001, there were 3,246 holders of record of Common Stock.

    The Company has not paid any cash dividends on its Common Stock. Management does not anticipate paying any dividends on the Common Stock in the foreseeable future, and the Company's current credit agreement prohibits the payment of dividends.

Item 6. Selected Financial Data

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2000,1999 and 1998 have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements is included herein under Item
8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       (in thousands, except per share data)

                           Fiscal Year Ended December 31,
                                       2000         1999        1998       1997      1996
                                       ----         ----        ----       ----      ----

STATEMENT OF OPERATIONS DATA:
Operating revenues                   $49,055     $32,333     $30,177    $25,422   $15,412
Purchased transportation              38,337      24,846      23,417     19,676    11,694
Commissions                            4,438       3,052       3,178      2,361     1,498
Other operating costs and expenses     4,988       3,481       3,408      3,806     2,394


Operating income (loss)                1,292         954         174       (421)     (174)

Interest expense                         623         661         744        435       282

Income(loss) before extraordinary item 1,602         412         173       (803)     (339)

Net income (loss)                      1,602         412         173       (192)      341

Income (loss) per common share before
  Net Income before extraordinary items:
        Basic                          $0.14       $0.03       $0.01     ($0.08)   ($0.01)
        Diluted                        $0.14       $0.03       $0.01     ($0.08)   ($0.01)
  Extraordinary item
        Basic                          $0.00       $0.00       $0.00      $0.06     $0.05
        Diluted                        $0.00       $0.00       $0.00      $0.06     $0.05
  Net Income
        Basic                          $0.14       $0.03       $0.01     ($0.02)    $0.04
        Diluted                        $0.14       $0.03       $0.01     ($0.02)    $0.04

  Weighted average shares outstanding:
        Basic                        10,618,224 10,618,224  10,618,224 10,616,397 9,879,077
        Diluted                      10,618,224 10,618,224  10,618,224 10,616,397 9,879,077





BALANCE SHEET DATA:
  Total assets                        11,891        5,352       4,499      6,261     2,198
  Long-term debt, including
   current portion                     4,259        2,547       2,967      2,571       583
  Working capital                      1,846         (712)       (861)    (1,451)   (3,016)
  Shareholders' deficiency            (2,459)      (3,968)     (4,298)    (4,399)   (4,020)

OTHER DATA:
  Cash (used in) provided by
   operating activities               (2,833)        (370)        490     (3,630)     (445)
  Cash (used in) provided by
   investing activities                 ( 84)          74          58       (269)      149
  Cash provided by (used in)
   financing activities                2,916          296        (848)     3,971       468


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses and, on a consolidated basis increases or decreases in proportion to the revenue generated through independent contractors. Commission to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with revenue generated through independent commission sales agents.

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

    The following table set forth the percentage relationships of expense items to revenue for the periods indicated:

                                                      Fiscal Years
                                                --------------------------
                                                  2000      1999     1998
                                                 ------    ------   ------

Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       78.2     76.8     77.6
    Commissions                                     9.0      9.4     10.5
    Insurance and claims                            3.2      3.3      3.1
    Salaries, wages and other                       3.5      3.9      4.1
    Other operating expenses                        3.5      3.6      4.1
                                                 -------   ------   ------
     Total operating expenses                      97.4     97.0     99.4
                                                  ------   ------   ------
Operating income                                    2.6      3.0      0.6

2000 Compared to 1999

    Revenue for the 2000 fiscal year was $49.1 million, an increase of $16.7 million, or 51.7%, over revenue for the 1999 fiscal year. The increase was attributable to continued growth at Carolina National Transportation, the operations of a new agent who specialized in over-size loads at Keystone Lines, expansion of Keystone Logistics, Inc. and the startup of two new Companies, CAM Transport, Inc. and Unity Logistics, Inc.

    Purchased transportation was 78.2% of revenue in 2000 compared with 76.8% in 1999. Purchased transportation has increased 1.4% as a percentage of revenue for the year ended December 31, 2000, compared to the year ended December 31,1999. Due to the increase in diesel fuel prices, the Company has begun to bill their customers a fuel surcharge that is reimbursable to the owner operator at 100%. Because this portion of the revenue is reimbursed at 100% to the owner operator, the purchased transportation as a percentage of revenue will increase.

    Commissions to agents were 9.0% of revenue in 2000 compared with 9.4% in 1999 primarily due to contracts with newer agents being negotiated at a lower percentage rate.

    Insurance and claims were 3.2% of revenue in 2000 compared with 3.3% in 1999 primarily due to a decrease in claims relative to revenue and a slight decrease in liability insurance rates.

    Salaries, wages and other expenses were 3.5% of revenue in 2000 and 3.9% in 1999. The slight decrease in salaries, wages and other expenses as a percentage of revenue was due to the Company's continued efforts to control overhead costs coupled with the increase in revenue. Other operating expenses were 3.5% of revenue in 2000 and 3.6% in 1999. The decrease in other operating expenses as a percentage of revenue was also primarily attributable to the cost containment measures coupled with the increase in revenue.

    Based on the changes in revenue and expenses discussed above, operating income increased by $337,814 from $953,859 in 1999 to $1,291,673 in 2000.

    Interest expense decreased slightly to $0.62 million in 2000 from $0.66 million in 1999. Although the Company's new lender is charging lower interest rates, the loan balance is higher due to continued Company growth. The net effect was a small decrease in interest expense.

    Non-operating income (expense), exclusive of interest expense, increased from $118,547 in 1999 to $132,988 in 2000. The increase was primarily attributable to a refund from the state of Alabama for permits paid in prior years but was reversed by the courts and refunded to the Company.

    The Company has net operating loss carry-forwards of approximately $57 million at December 31, 2000. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2003 through 2010. Based on the Company's profitability in recent years, at December 31, 2000, the Company has realized a net deferred tax asset of $800,000. The Company believes it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated. Due to the uncertainty of the remaining tax asset, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2000.

    Net income in 2000 was $1,601,671 compared with $411,897 in 1999. Income before Income Tax Benefit was $ 801,671 in 2000 compared with 411,897 in 1999 a 95% increase. Income available to common shareholders was $1,509,099, or $0.14 per common share, in 2000 compared with $329,611, or $0.03 per common share, in the prior year.

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

    Insurance and claims were 3.3% of revenue in 1999 compared with 3.1% in 1998 primarily due to higher premium costs associated with a new insurance carrier for Carolina National Transportation, Inc.

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

Liquidity and Capital Resources

    During fiscal 2000, the Company's financial position continued to improve. The Company had a net deficiency in shareholders' equity of $2.5 million at December 31, 2000 compared with $4.0 million at December 31, 1999. Working capital at December 31, 2000 was $1.8 million compared to a deficiency of ($0.7) million at the end of 1999. This increase in working capital is due to refinancing a portion of the former line of credit with long-term shareholder debt and continuing profitability.

    Net cash used in operating activities increased $2.4 million from $0.4 million for the year ended December 31, 1999 to $2.8 million for the year ended December 31, 2000. The cash used in operations is due primarily to an increase in accounts receivable of $5.0 million resulting from increased revenue in fiscal 2000 as the Company continued to add new agents and expand operations. The impact of the increased accounts receivable on cash flows is partially offset by an increase in accounts payable of $1.3 million, an increase in accrued expenses of $0.6 million, and net income of $1.6 million during fiscal 2000.

    Net cash used in investing activities was $84,000 for the year ended December 31, 2000, compared to net cash provided by investing activities of $74,000 for the year ended December 31, 1999. Net cash used in investing activities during 2000 related to the investment in additional equipment. During 1999, the Company sold some equipment.

    Net cash provided by financing activities increased $2.6 million from $0.3 million for the year ended December 31, 1999 to $3.0 million for the year ended December 31, 2000. The cash provided by financing activities is primarily due to a net increase in the Company's line of credit of $1.2 million, an increase in the bank overdraft of $0.2 million, and an increase in shareholder loans of $1.5 million. The overall increase in debt is due to the increased revenues of the company resulting in an increase in the accounts receivable balance.

    In April 2000, the Company refinanced its line of credit with a new lender. The Company received a $2,000,000 line of credit that was subsequently increased to $3,500,000 in June 2000. In December 2000, the lender agreed to further amend the Loan Agreement to establish a separate line of equipment financing in the amount of $500,000 and increase the amount of the Revolving Loan Commitment from $3,500,000 to $5,500,000. Advances under this new line-of-credit are limited to 70% of eligible accounts receivable. Advances bear interest at the lender's prime rate plus .5%. This new line of credit is secured by substantially all of the Company's assets and required personal guarantees totaling $3 million from the Company's Chief Executive Officer and Chief Financial Officer. In connection with this debt refinancing, officers of the Company advanced approximately $1.5 million of subordinated debt to the company.

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

Recently Issued Accounting Standards

    During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for the Company on January 1, 2001. SFAS No. 133 required that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    The Company has a revolving line of credit with a bank which bears interest at the prime rate (9.5% at December 31, 2000) plus .5%. Beginning in January 2001, the interest rate will be based on certain financial covenants and may range from prime to prime plus .5%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
US 1 Industries, Inc.
Gary, Indiana

    We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP

Chicago, Illinois
March 13, 2001

                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND 1999

ASSETS

                                                       2000           1999
                                                       ----           ----
CURRENT ASSETS:
 Accounts receivable-trade, less allowance for
    doubtful accounts of $209,000 and $67,000
    respectively                                    $9,911,436   $4,972,846
 Other receivables                                     382,057      105,770
 Deposits                                              309,897      162,173
 Prepaid expenses                                      166,911        9,245
 Current Deferred tax asset                            400,000            0
                                                   ------------  ----------
      Total current assets                          11,170,301    5,250,034

FIXED ASSETS:
   Equipment                                           335,402      100,738
   Less accumulated depreciation and amortization      (68,797)     (52,756)
                                                   ------------  ----------
      Net fixed assets                                 266,605       47,982
                                                   ------------  ----------
ASSETS HELD FOR SALE:
   Land                                                195,347      195,347
   Valuation allowance                                (141,347)    (141,347)
                                                  -------------  -----------
      Net assets held for sale                          54,000       54,000
Noncurrent Deferred tax asset                          400,000            0
                                                  -------------  -----------
TOTAL ASSETS                                       $11,890,906  $ 5,352,016
                                                  =============  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND 1999

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                      2000           1999
                                                      ----           ----
CURRENT LIABILITIES:
   Short-term debt                                 4,503,896        3,173,990
   Accounts payable                               $2,621,107      $ 1,341,134
   Bank overdraft                                    522,201          345,719
   Accrued expenses                                  244,446          215,505
   Insurance and claims                              418,450          204,592
   Accrued compensation                               33,891           17,314
   Accrued interest                                  836,019          613,567
   Fuel and other taxes payable                      143,796           49,948
                                                 -----------      -----------
      Total current liabilities                    9,323,806        5,961,769
                                                 -----------      -----------
LONG-TERM DEBT TO RELATED PARTIES                  4,026,210        2,451,028

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares issued and outstanding:
    2000 and 1999 - 1,094,224
    Liquidation preference $0.3125 per share       1,000,112          907,540
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares issued and outstanding:
    2000 and 1999 - 10,618,224                    40,844,296       40,844,296
   Accumulated deficit                           (43,303,518)     (44,812,617)
                                                 -----------      -----------
   Total shareholders' deficiency                 (2,459,222)      (3,968,321)
                                                 -----------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                   $11,890,906     $5,352,016
                                                 ===========    =============


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999


                                                2000           1999           1998

OPERATING REVENUES                          $49,055,354    $32,333,528    $30,176,818
OPERATING EXPENSES:
   Purchased transportation                  38,336,905     24,846,421     23,416,624
   Commissions                                4,438,324      3,052,406      3,177,908
   Insurance and claims                       1,553,892      1,070,564        938,044
   Salaries, wages, and other                 1,719,291      1,248,089      1,223,113
   Other Operating expenses                   1,715,269      1,162,189      1,247,334
                                              ---------      ---------      ---------
            Total operating expenses         47,763,681     31,379,669     30,003,023
                                              ----------     ----------     ----------
OPERATING INCOME                              1,291,673        953,859        173,795
NON OPERATING INCOME (EXPENSE):
    Interest income                              19,003          9,840          7,702
    Interest expense                           (622,990)      (660,509)      (743,953)
    Write off of old payables                                                 530,674
    Other income, net                           113,985        108,707        204,419
                                                -------        -------        -------
      Total non operating expense              (490,002)      (541,962)      (  1,158)
NET INCOME BEFORE INCOME TAXES                  801,671        411,897        172,637
    Income tax benefit                          800,000              0              0
                                               _________       ________       _______
NET INCOME                                    1,601,671        411,897        172,637
DIVIDENDS ON PREFERRED SHARES                    92,572         82,286         72,000
NET INCOME AVAILABLE TO COMMON SHARES       $ 1,509,099    $   329,611    $  $100,637
                                            ===========    ===========    ===========



Basic and Diluted Net Income
Per Common Share                                  $0.14          $0.03          $0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                         10,618,224     10,618,224     10,618,224

The accompanying notes are an integral part of the consolidated financial statements.

                  US 1 INDUSTRIES AND SUBSIDIARIES
              STATEMENTS OF SHAREHOLDERS' DEFICIENCY
         YEARS ENDED DECEMBER 31, 2000,1999,1998, and 1997


                              Common Stock          Accumulated
                          Shares         Amount       Deficit        Total
Balance at
  December 31, 1997       10,618,224   $40,844,296  $(45,242,865) $(4,398,569)
Dividends on Preferred Stock                             (72,000)     (72,000)
Net income                                               172,637      172,637
Balance at                __________   ___________   ___________   __________
  December 31, 1998       10,618,224    40,844,296   (45,142,228)  (4,297,932)
Dividends on Preferred Stock                             (82,286)     (82,286)
Net Income                                               411,897      411,897
Balance at                __________   ___________    ___________   __________
  December 31, 1999       10,618,224    40,844.296   (44,812,617)  (3,968,321)
Dividends on Preferred Stock                             (92,572)     (92,572)
Net Income                                             1,601,671    1,601,671
Balance at                10,618,224   $40,844,296  $(43,303,518) $(2,459,222)
  December 31, 2000       ==========   ===========   ===========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2000,1999 AND 1998

                                                       2000          1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $ 1,601,671    $  411,897    $ 172,637
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                        26,818        30,795       74,963
    Deferred Income Tax benefit                        (800,000)            0            0
    Write off of old payables                                                     (530,674)
    Loss on disposal of equipment                         3,609        30,177       17,488
    Gain on sale of property                                                       (44,800)
    Changes in operating assets and liabilities:
      Accounts receivable-trade                      (4,938,590)     (930,880)   1,024,290
      Other receivables                                (276,287)      (46,116)     277,265
      Prepaid expenses                                 (147,724)       18,553       55,933
      Deposits                                         (157,666)      (29,744)      21,639
      Accounts payable                                1,279,973      (104,755)    (758,417)
      Accrued expenses                                   28,941        32,105      207,570
      Insurance and claims                              213,858        23,068      (60,083)
      Accrued interest                                  222,452       220,684      252,059
      Accrued compensation                               16,577          (277)     (20,711)
      Fuel and other taxes payable                       93,848       (25,747)    (198,206)
                                                     __________     __________    _________
         Net cash (used in) provided by operating
          activities                                 (2,832,520)     (370,240)     490,953
                                                     ___________    __________    _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (92,500)       (5,183)      (2,566)
  Proceeds from sale of property and equipment            8,885        79,358       61,055
                                                     ___________    __________    _________
        Net cash (used in) provided by investing
         activities                                     (83,615)       74,175       58,489
                                                     ___________    __________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit    1,193,498       630,745     (741,720)
  Proceeds from long-term debt                          158,052             0            0
  Repayment of long-term debt                          (121,808)      (64,277)    (123,308)
  Net proceeds (repayments of) from shareholder loans 1,509,911      (355,718)     287,236
  Increase (decrease)in bank overdraft                  176,482        85,315     (269,729)
                                                      _________     __________    _________
          Net cash provided by (used in)financing
         activities                                   2,916,135       296,065     (847,521)
                                                      _________     __________    _________
NET INCREASE (DECREASE)IN CASH                                                     (298,079)

CASH, BEGINNING OF YEAR                                                             298,079
                                                                                  _________
CASH, END OF YEAR                                     $       0      $      0      $      0
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest                  $400,538       $439,825     $491,894

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Note payable incurred for purchase of equipment     $165,435       $      0     $232,700

The Company recorded $92,572, $82,286, and $72,000 in 2000,1999, and 1998
respectively, for dividends on preferred stock.










The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999


1.       OPERATIONS

    The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. One agent accounted for 13%,18%, and 15% of the Company's revenue in 2000,1999, and 1998, respectively. No other agent represented more than 10% of sales for the year ended December 31, 2000,1999 and 1998.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Revenue Recognition--Revenue for freight in transit is recognized upon delivery. Amounts payable for purchased transportation; commissions and insurance expense are accrued when the related revenue is recognized.

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

   Recently Issued Accounting Standards-During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for the Company on January 1, 2001. SFAS No. 133 required that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         YEARS ENDED DECEMBER 31, 2000, AND 1999


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

    Earnings Per Common Share-The Company computes loss per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement required presentation of two amounts, basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common stock holders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. There are no common stock equiviliants at December 31, 2000, 1999, or 1998.


     Business Segments - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment.


3.  REDEEMABLE PREFERRED STOCK

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

    As of December 31, 2000, Series A cumulative preferred stock dividends are in arrears by $452,000. The Company's current line of credit prohibits the payment of dividends.

4.  RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services totaled $100,251, $77,640, $70,607 in 2000, 1999, and 1998, respectively.

The Company has an investment of $126,460 in American Inter-Fidelity Exchange ("AIFE"), an entity which provides the Company with truck liability insurance. AIFE is currently in receivership and managed by the State of Indiana,thus, the Company exercised no control over the operations of AIFE. As a result, the Company has recorded its investment in AIFE under the cost method of accounting for these periods.

Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2000, 1999 and 1998.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    If AIFE is released from the control of the State of Indiana, the investment in AIFE will be determined based on the Company's ownership percentage in and control over AIFE.

    A director of the company also manages an affiliated insurance carrier, Indiana Truckers Exchange (ITE). For the years ended December 31, 2000, 1999 and 1998, cash paid for related party insurance premiums and deductibles amounted to $729,434, $532,586, and $751,123, respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 8.

5.  LEASES

    The Company leases office space on a month-to-month basis for its headquarters in Gary, Indiana for $2,200 per month from the Company's Chief Executive Officer and Chief Financial Officer. No formal lease agreement with the Company existed at December 31, 2000. The Company leases office space in Mt. Pleasant, South Carolina for approximately $5,700 per month. The lease agreement expires in June, 2001. The Company leases office space in South Bend, Indiana for approximately $1,250 per month. The lease expires in October, 2002. The Company leases an office building in Gulfport, Mississippi for approximately $2,250 per month. The lease expires in November, 2003. Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $110,000, $59,000, and $59,000 respectively.

    Future commitments under these operating leases are as follows:

                     2001   76,200
                     2002   39,500
                     2003   24,750
                            ------
                           140,450
                           =======

6. SHORT-TERM DEBT

     Short-term debt at December 31, 2000 and 1999 comprises:

                                              December 31,       December 31,
                                                   2000               1999
                                              -----------          ----------
Line of credit                             $4,271,104           $3,077,606
Current portion of long-term debt             232,792               96,384
                                           -----------          ----------
         Total                             $4,503,896           $3,173,990
                                           ===========          ==========

    In April 2000, the Company refinanced its existing debt with a new lender. The Company initially received a $2 million line of credit which was subsequently increased to $5.5 million. The difference between the amount outstanding on the former line of credit and the initial amount of the new line of credit has been financed through subordinated debt from the Company's Chief Executive Officer and Chief Financial Officer or entities controlled by them. During 2000, these officers advanced approximately $1.5 million to the Company to fund the difference between the former line of credit and the new line of credit agreement.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



6. SHORT-TERM DEBT (Continued)

    Under the new revolving line of credit agreement, borrowings are limited to 70% of eligible accounts receivable and bear interest at the prime rate (9.5% at December 31, 2000) plus .5%. Beginning in January 2001, the interest rate will be based on certain financial covenants and may range from prime to prime plus .5%. This line of credit agreement expires in September 2001. Advances under the agreement are collateralized by the Company's accounts receivable, property, and other assets. Borrowings of up to $3 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2000, the outstanding borrowings on this line of credit were $4.27 million.

    In addition to the $5.5 million line of credit with FIRSTAR BANK, the Company has also established a separate line for equipment financing in the amount of $500,000 with FIRSTAR BANK. The principal balance of the Equipment Loan shall bear interest in an amount equal to the Prime Rate in effect plus 1% per annum. At December 31, 2000, the outstanding borrowings were $82,860
(see note 8).

    The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



7. LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 comprises:

                                                      2000         1999
Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 prime + .75%, interest only payments required,
 principal balance due October, 2002            $3,042,075       1,532,165

Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July  2003                                        500,000        500,000

Note payable to August Investment
 Partnership, interest at prime + .75%,
 interest only payments required, principal
 balance due October  2002                         250,000        250,000

Note payable, cargo insurance premium financing,
 monthly payments of $18,376 including
 interest at 11% through September 2001            141,124              0

Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October, 2002                                     100,000         100,000

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  YEARS ENDED DECEMBER 31, 2000, AND 1999

7. LONG-TERM DEBT (Continued)

Note payable, collateralized by equipment,
monthly payments of $1,760.53 including interest
 at prime +1% through January, 2006                 82,860              0

Note payable, collateralized by equipment,
 monthly payments of $2,077 including
 interest at 9.55% through April 2004               70,899              0

Mortgage note payable to ITE,
 Monthly payments of $2,850 including
 Interest at 9% through March 2002                  39,217         68,443

Mortgage note payable to AIFE,
 monthly payments of $2,150 including
 interest at 9% through March 2002                  29,646         51,689

Note payable, collateralized by equipment,
 monthly payments of $3,181 including
 interest at 7.8% through February, 2001             3,181         45,115
                                                 ---------      ----------
     Total debt                                  4,259,002       2,547,412
Less current portion                               232,792          96,384
                                                 ---------      ----------
Total long-term debt                           $ 4,026,210     $ 2,451,028
                                                ==========      ==========

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Interest expense on related party notes was approximately $342,500, $261,000, and $325,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

Scheduled maturities of the long-term debt at December 31, 2000 are due as follows:


                  2001                     $  232,792
                  2002                      3,439,272
                  2003                        539,210
                  2004                         26,120
                  2005                         19,862
                  Thereafter                    1,746
                  ----                         ------
                                           $4,259,002
                                           ==========

8.  STOCK OPTIONS

    The Company has a stock option plan which allows the Board of Directors to grant options to officers and certain key employees to purchase common stock at the fair market value on the date of the grant. At December 31, 2000 and 1999, 96,500 share were available for future option grants under the stock option plan. There were no options outstanding under the stock option plan as of December 31, 2000 and 1999.

9.  INCOME TAXES

    The composition of taxes on income (benefit) is as follows:

Current                               2000        1999        1998
                                      ----        ----        ----

  Federal                            273,000     140,000     59,000
  State                               48,000      25,000     10,000
  Utilization of net operating loss (321,000)   (165,000)   (69,000)
  carry-forward
  Adjustment of valuation allowance (800,000)          0          0
  ------------------------------------------------------------------


  Income tax expense (benefit)      (800,000)          0          0
  ------------------------------------------------------------------------




    The Company and its subsidiaries file a consolidated federal income tax return.

Deferred income taxes consist of the following:

  December 31,                       2000        1999         1998
  -------------------------------------------------------------------

  Total deferred tax assets, relating
   principally to net operating
  loss carry-forwards              22,728,000   23,049,000   23,214,000

   Deferred tax liabilities                0            0            0
   -------------------------------------------------------------------
                                   22,728,000   23,049,000   23,214,000
  Less valuation allowance        (21,928,000) (23,049,000) (23,214,000)
  ----------------------------------------------------------------------
  Total net deferred tax asset       800,000           0            0

                   US 1 INDUSTIRES, INC. AND SUBSIDARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

    At December 31, 2000, the Company has realized a net deferred tax asset of $800,000 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2000.

    The Company has net operating loss carry-forwards of approximately $57 million at December 31, 2000. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2003 through 2010.

10.  COMMITMENTS AND CONTINGENCIES

    Cam Regional Transport filed a complaint against the Company in 1994 which alleges breach of contract, claiming that Trailblazer Transportation, Inc., a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with Cam Regional Transport, Inc. and Laurel Mountain Leasing, Inc. The complaint seeks damages of $284,000 plus interest from November 1992.

    The Company is currently invloved in two lawsuits, one of which is a class action lawsuit, as a result of an August 1999 incident in which a Carolina National Transportation, Inc. truck overturned leaking chemicals. It is the Company's position that it is not at fault. The Company contends that the materials inside the container were improperly packaged by a third party, that the chemicals which leaked were not harmful in nature, and that those persons alleging injuries were not harmed.

    The Company is also involved in two lawsuits as a result of a chemical leak that occured in a container hauled by a Carolina National Transportation, Inc., truck. It is the Company's position that they are not at fault for this incident because they are merely the shipper and a third party had the responsibility to package the load for safe transportation.

    At this time, the Company and its legal counsel are unable to assess the outcome of these complaints. The Company intends to vigorously defend itself in these matters.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

    The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc. ("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina.

    These key employees will earn the 40% ownership interest in Carolina over a three year period beginning in the year in which Carolina achieves positive retained earnings. Carolina has a negative retained earnings of $18,195 and $482,000 at December 31, 2000 and 1999, respectively.

    The Company carries insurance for public liability and property damage, and cargo loss and damage through various programs. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

11.  ENVIRONMENTAL MATTERS

    The Company owns a piece of property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2000 and 1999.

                    US 1 INDUSTIRES, INC.  AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


12.  OTHER MATTERS

a) In 1999 and 1998, other income (expense), net, in the consolidated statement of operations is comprised primarily of a write off net payables from fiscal years 1996 and 1997 relating to revisions of estimates of amounts due from or payable to drivers and agents.

b) During 1998, the Company has written off approximately $531,000 in vendor accounts payable which are no longer considered by management and the Company's legal Counsel to be valid obligations of the Company. These payables relate to fiscal years prior to 1994 and no claims have been made against these amounts since September 1993.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        (In thousands, except per share data)                    Net
                                                   Net          Income
                   Operating     Operating        Income        (loss)
                   Revenue        Income          (loss)       per share
                                                            (basic and diluted)
_______________________________________________________________________________
        2000
                      $49,055        $1,292         $1,602          $0.14
_______________________________________________________________________________
        Quarters:
         Fourth     15,671           449          1,161             0.10
         Third      12,761           324            189             0.02
         Second     11,593           282            170             0.01
         First       9,030           237             82             0.01
_______________________________________________________________________________
        1999
                   $32,334        $  954           $412            $0.03
_______________________________________________________________________________
        Quarters:
         Fourth      8,666           261            185             0.02
         Third       8,078           233             78             0.00
         Second      8,198           279            106             0.01
         First       7,392           181             43             0.00
_______________________________________________________________________________
        1998
                   $30,177        $  174           $173            $0.01
_______________________________________________________________________________
       Quarters:
         Fourth      7,287          (327)            95             0.00
         Third       7,682           108            ( 1)           (0.00)
         Second      8,082           230             77             0.01
         First       7,126           163              2             0.00

                             US 1 INDUSTRIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 1, 1998,1999 AND 2000


Item 9. Changes in and Disagreements with Accountants' on Accounting and Financial Disclosure.

          None.


                                   Schedule II

                                  Balance At     Charged to      Write-Offs,
                                 Beginning of     Costs and     Retirements &     Balance At
                                     Year         Expenses       Collection       End of Year
                                     ----         --------       ----------       -----------
Description


Year Ended December 31, 1998

Allowance for Doubtful Accounts
   Receivable                    $195,000        $319,256        $419,256         $ 95,000


Year Ended December 31, 1999

Allowance for Doubtful Accounts
   Receivable                    $ 95,000        $ 49,027        $ 77,027         $ 67,000

Year Ended December 31, 2000

Allowance for Doubtful Accounts
   Receivable                    $ 67,000        $186,233        $ 44,233         $209,000

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company as of March 15, 2001 were as follows

NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           60          President, Chief Executive
Officer,
                                        and Director
Harold E. Antonson          61          Chief Financial Officer, treasurer,
                                        and Director
Lex Venditti                48          Director
Robert I. Scissors          67          Director
Gage Blue                   30          Director
Brad James                  45          Director

Name                          Office and Experience
----                          ---------------------
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

Lex Venditti                  Mr. Venditti has served as a Director of the
                              Company since 1993. Mr. Venditti has been the General Manager of American Interfidelity, an insurance reciprocal located in Indiana that is the subject of an order of rehabilitation by the Indiana Department of Insurance, since 1995.

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

Item 11.  Executive Compensation

    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31,2000,1999 and 1998 to its Chief Executive Officer. No other officer earned in excess of $ 100,000.

                       Summary Compensation Table

                              Annual Compensation
Name and Position        Year          Salary       Bonus         Other
-----------------        ----          ------       -----         -----
Michael Kibler           2000          33,048          0             0
President                1999          33,048          0             0
                         1998          33,048          0             0

EMPLOYEE STOCK OPTIONS

    The company's 1987 Stock Option Plan (Nonqualified) (the "Option Plan") authorizes the Board of Directors or a committee thereof to grant to officers, including officers who are also directors, and employees of the Company options to purchase from the Company shares of Common Stock. The Option Plan originally covered an aggregate of 570,000 shares of Common Stock. At
December 31, 2000, there were no options outstanding under the Option Plan and 96,500 shares remained available for future grants of options thereunder.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

    The following table sets forth the number and percentage of shares of Common Stock that as of March 15, 2001 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group.

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


(1) As partners of August Investment Partnership (AIP), Messrs. Kibler and Antonson, may be deemed to be beneficial owners of 3,067,840 shares of common stock owned by AIP

(2) As Director of Eastern Refrigerated Express Inc, )an entity under common control) Messrs. Kibler, Antonson may be deemed to be beneficial owner of 366,667 Shares of Common Stock owned by Eastern.

(3) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr Antonson is Secretary and Treasurer

Security Ownership of Certain Beneficial Owners

    The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 15, 2001 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

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

Security Ownership of Certain Beneficial Owners and Management (continued)

John K. Lavery                3,438,507  (1,3)             32.4%
8400 Louisiana Street
Merrillville, IN 46410


(1) As partners of AIP, Messrs. Kibler, and Antonson, and Lavery may be deemed to be beneficial owners of the shares of Common Stock owned by AIP.

(2) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr. Antonson is Secretary and Treasurer.

(3) As directors of Eastern Refrigerated Express, Inc. Messrs. Antonson, Kibler and Lavery may be deemed to be beneficial owners of 366,667 shares of Common Stock owned by Eastern.



Item 13.  Certain Relationships and Related Transactions.

    The company leases office space for its headquarters in Gary, Indiana, for $2,200 per month from Michael E. Kibler, the presiden and Chief Executive Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, treasurer and a director of the Company. Messrs. Kibler and Antonson own the property as joint tenants.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services totaled $100,251, $77,640, and $70,607 in 2000, 1999, and 1998 respectively.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE) is managed by a Director of the Company and the Company has an investment in the Provider. In addition, the Director also manages an
affiliated insurance carrier, Indiana Truckers Exchange (ITE).   For the years
ended December 31, 2000, 1999, and 1998 cash paid for related party insurance premiums and deductibles amounted to $729,434, $532,586, and $751,123 respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8 to the consolidated financial statements.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 8 to the consolidated financial statements.

                         PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements:

          Reports of Independent Certified Public Accountants               13

          Consolidated Balance Sheets as of December 31, 1999 and 1998      14
                                                                            15

          Consolidated Statements of Operations for the years ended         16
          December 31, 2000, 1999, 1998 and 1997

          Consolidated Statements of Shareholders' Deficiency               17
          for the years ended December 31, 2000, 1999,1998, and 1997

          Consolidated Statements of Cash Flows                             18
          for the years ended December 31, 2000, 1999,1998, and 1997

          Notes to Consolidated Financial Statements                        19

(a)(2)    Financial Statement Schedules:

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

Exhibit 10.1 Loan and Security Agreement with FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Inc., Gulfline Transporet Inc., and US1 Industries, Inc.

Exhibit 10.2 Loan agreements with August Investment Partnership and US 1 Industries.

Exhibit 10.3 Loan agreements with Michael Kibler/Harold Antonson and US 1 Industries.

Exhibit 10.4 First Amendment of Loan and Security Agreement with Firstar and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., and US 1 Industries, Inc.
              (by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000) Loan agreements with AIFE/ITE and US 1 Industries.

Exhibit 10.5 Second Amendment of Loan and Security Agreement with Firstar and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., and US 1 Industries, Inc.

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


Date:_________________                   _________________________
                                         Michael E. Kibler, Director

Date:_________________                   _________________________
                                         Robert I. Scissors, Director

Date:_________________                   _________________________
                                         Lex L. Venditti, Director

Date:_________________                   _________________________
                                         Gage Blue, Director

Date:_________________                   _________________________
                                         Brad James, Director

Date:_________________                   _________________________
                                         Harold Antonson, Director

Exhibit 10.1

                                 LOAN AGREEMENT
                                     between

                     CAROLINA NATIONAL TRANSPORTATION, INC.,

                                 KEYSTONE LINES,

                           GULF LINE TRANSPORT, INC.,

                                       and

                            FIVE STAR TRANSPORT, INC.
                                   as Borrower

                                       and

                             US 1 INDUSTRIES, INC.,
                                  as Guarantor

                                       and

                               FIRSTAR BANK N.A.,
                                    as Lender

                          Dated as of April ____, 2000

                                TABLE OF CONTENTS

ARTICLE I.....................................................................6
   DEFINITIONS AND DETERMINATIONS.............................................6
      1.1   Definitions.......................................................6
      1.2   Time Periods.....................................................15
      1.3   Accounting Terms and Determinations..............................16
      1.4   References.......................................................16
      1.5   Lender's Discretion..............................................16
      1.6   Borrower's or Guarantor's Knowledge..............................16
ARTICLE II...................................................................17
   REVOLVING LOANS AND TERMS OF PAYMENT......................................17
      2.1   Revolving Loan...................................................69
         2.1.1    Amount and Disbursement....................................69
         2.1.2    Revolving Loan Note........................................69
         2.1.3    Reborrowing................................................69
         2.1.4    Conditions of Advances of the Revolving Loan...............69
      2.2   Use of Proceeds of the Revolving Loan............................18
      2.3   Interest.........................................................70
         2.3.1    Interest Rate..............................................18
         2.3.2    Interest Computation.......................................18
         2.3.3    Maximum Interest...........................................71
         2.3.4    Increased Costs............................................72
      2.4   Principal and Interest Payments..................................73
         2.4.1    Interest...................................................73
         2.4.2    Principal..................................................73
      2.5   Mandatory Prepayments of the Revolving Loan......................73
      2.6   Payments after Event of Default..................................20
      2.7   Method of Payment................................................20
ARTICLE III..................................................................20
   SECURITY..................................................................20
ARTICLE IV...................................................................21
   CONDITIONS OF CLOSING.....................................................21
      4.1   Representations and Warranties...................................21
      4.2   Delivery of Documents............................................21
      4.3   Performance; No Default..........................................22
      4.4   Opinions of Counsel..............................................22
      4.5   Approval of Loan Instruments and Security Interests; Consents....22
      4.6   Security Interests...............................................22
      4.7   Financial Statements, Reports and Projections....................22
      4.8   Year 2000 Compliance.............................................22
      4.9   Material Adverse Change..........................................23
      4.10  Use of Assets....................................................23
      4.11  Fees and Expenses................................................23
      4.12  Insurance........................................................23
      4.13  Existing Indebtedness............................................23
ARTICLE V....................................................................23
   REPRESENTATIONS AND WARRANTIES............................................23
      5.1   Existence and Power..............................................23
      5.2   Authority........................................................24
      5.3   Binding Agreements...............................................24
      5.4   Business and Property of Borrower and Guarantor..................24
         5.4.1    Business and Property......................................24
         5.4.2    Operating Agreements.......................................24
         5.4.3    Facility Sites.............................................24
         5.4.4    Leases.....................................................25
         5.4.5    Real Property..............................................25
         5.4.6    Operation and Maintenance of Equipment.....................25
         5.4.7    Existing Indebtedness......................................25
      5.5   Title to Property; Liens.........................................25
      5.6   Financial Statements.............................................26
      5.7   Litigation.................................,.....................26
      5.8   Defaults in Other Agreements; Consents; Conflicting Agreements...26
      5.9   Taxes............................................................26
      5.10  Compliance with Applicable Laws..................................27
      5.11  Patents, Trademarks, Franchises and Agreements...................27
      5.12  Regulatory Matters...............................................27
      5.13  Environmental Matters............................................27
      5.14  Application of Certain Laws and Regulations......................28
         5.14.1   Investment Company Act.....................................28
         5.14.2   Holding Company............................................28
         5.14.3   Foreign or Enemy Status....................................28
         5.14.4   Regulations as to Borrowing................................28
      5.15  Margin Regulations...............................................28
      5.16  Other Indebtedness...............................................29
      5.17  No Misrepresentation.............................................29
      5.18  Employee Benefit Plans...........................................29
         5.18.1   No Other Plans.............................................29
         5.18.2   ERISA and Code Compliance and Liability....................29
         5.18.3   Funding....................................................30
         5.18.4   Prohibited Transactions and Payments.......................30
         5.18.5   No Termination Event.......................................30
         5.18.6   ERISA Litigation...........................................30
      5.19  Employee Matters.................................................30
         5.19.1   Collective Bargaining Agreements; Grievances...............30
         5.19.2   Claims Relating to Employment..............................31
      5.20  Burdensome Obligations...........................................31
      5.21  Subsidiaries.....................................................31
ARTICLE VI...................................................................31

   AFFIRMATIVE COVENANTS.....................................................31
      6.1   Legal Existence; Good Standing...................................32
      6.2   Inspection.......................................................32
      6.3   Financial Statements and Other Information.......................32
         6.3.1    Monthly Statements.........................................32
         6.3.2    Quarterly Statements.......................................32
         6.3.3    Annual Statements..........................................33
         6.3.4    Compliance Certificate.....................................33
         6.3.5    Accountants' Certificate...................................33
         6.3.6    Audit Reports..............................................34
         6.3.7    Notice of Defaults; Loss...................................34
         6.3.8    Notice of Suits; Adverse Events............................34
         6.3.9    Reports to Members, Creditors and Governmental Bodies......34
         6.3.10   ERISA Notices and Requests.................................35
         6.3.11   Other Information..........................................36
      6.4   Reports to Governmental Bodies and Other Persons.................36
      6.5   Maintenance of Licenses and Other Agreements.....................36
      6.6   Insurance........................................................36
         6.6.1    Maintenance of Insurance...................................36
         6.6.2    Claims and Proceeds........................................36
      6.7   Future Leases....................................................37
      6.8   Environmental Matters............................................37
      6.9   Compliance with Laws.............................................38
      6.10  Taxes and Claims.................................................38
      6.11  Maintenance of Properties........................................38
      6.12  Governmental Approvals...........................................38
      6.13  Payment of Indebtedness..........................................38
      6.14  Maintenance of Accounts..........................................39
ARTICLE VII..................................................................39
   NEGATIVE COVENANTS........................................................39
      7.1   Borrowing........................................................39
      7.2   Liens............................................................39
      7.3   Merger and Acquisition...........................................39
      7.4   Contingent Liabilities...........................................39
      7.5   Dividends and Distributions......................................39
      7.6   Capital Expenditures.............................................40
      7.7   Payments of Indebtedness for Borrowed Money......................40
      7.8   Investments, Revolving Loans.....................................40
      7.9   Fundamental Business Changes.....................................40
      7.10  Facility Sites...................................................40
      7.11  Sale or Transfer of Assets.......................................41
      7.12  Amendment of Certain Agreements..................................41
      7.13  Acquisition of Additional Properties.............................41
      7.14  Transactions with Affiliates.....................................41
      7.15  Compliance with ERISA............................................41
      7.16  Unsubordinated Indebtedness to Tangible Net Worth Ratio..........42
      7.17  Net Income for 1999..............................................42
      7.18  Minimum Net Worth................................................42
      7.19  Minimum Debt Service Ratio.......................................42
      7.20  Testing of Financial Covenants...................................43
ARTICLE VIII.................................................................43
   DEFAULT AND REMEDIES......................................................43
      8.1   Events of Default................................................43
         8.1.1    Default in Payment.........................................43
         8.1.2    Breach of Covenants........................................43
         8.1.3    Breach of Warranty.........................................43
         8.1.4    Default Under Other Indebtedness for Borrowed Money........43
         8.1.5    Bankruptcy.................................................44
         8.1.6    Judgments..................................................44
         8.1.7    Impairment of Licenses; Other Agreements...................44
         8.1.8    Collateral.................................................44
         8.1.9    Plans......................................................45
         8.1.10   Change in Control; Sale of Borrower........................45
         8.1.11   Material Adverse Effect....................................45
      8.2   Acceleration of Borrower's Obligations...........................46
      8.3   Remedies on Default..............................................46
         8.3.1    Enforcement of Security Interests..........................46
         8.3.2    Other Remedies.............................................46
      8.4   Application of Funds.............................................46
         8.4.1    Expenses...................................................46
         8.4.2    Borrowers' Obligations.....................................47
         8.4.3    Surplus....................................................47
      8.5   Performance of Borrower's Obligations............................47
ARTICLE IX...................................................................47
   CLOSING...................................................................47
ARTICLE X....................................................................48
   EXPENSES AND INDEMNITY....................................................48
      10.1  Attorney's Fees and Other Fees and Expenses......................48
         10.1.1   Fees and Expenses for Preparation of Loan Instruments......48
         10.1.2   Fees and Expenses in Enforcement of Rights or Defense
                  of Loan Instruments........................................48
      10.2  Indemnity........................................................49
         10.2.1   Brokerage Fees.............................................49
         10.2.2   General....................................................49
         10.2.3   Operation of Collateral; Joint Venturers...................49
         10.2.4   Environmental Indemnity....................................49
ARTICLE XI...................................................................50
   MISCELLANEOUS.............................................................50
      11.1  Notices..........................................................50
      11.2  Survival of Loan Agreement; Indemnities..........................51
      11.3  Further Assurance................................................51
      11.4  Taxes and Fees...................................................51

      11.5  Severability.....................................................51
      11.6  Waiver...........................................................52
      11.7  Modification of Loan Instruments.................................52
      11.8  Captions.........................................................52
      11.9  Successors and Assigns...........................................52
      11.10    Remedies Cumulative...........................................52
      11.11    Entire Agreement; Conflict....................................52
      11.12    Applicable Law................................................53
      11.13    JURISDICTION AND VENUE........................................53
      11.14    WAIVER OF RIGHT TO JURY TRIAL.................................54
      11.15    Time of Essence...............................................54
      11.16    Estoppel Certificate..........................................54
      11.17    Consequential Damages.........................................54
      11.18    Counterparts..................................................54
      11.19    No Fiduciary Relationship.....................................54

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

                                      1.

                         DEFINITIONS AND DETERMINATIONS

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

         Corporate Guaranty: the unlimited secured corporate guaranty of US 1 Industries, Inc., Borrowers' parent company, in form and substance satisfactory to Lender, wherein Guarantor shall guarantee all of Borrowers' Obligations.

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

         EBITDA: for any period, without duplication, the Net Income of Borrowers or Guarantor for such period:

1.1.1 plus the sum of the following, to the extent deducted in determining such Net Income for such period:

(a) losses from sales, exchanges and other dispositions of Property not in the ordinary course of business;

(b) interest paid or accrued on Indebtedness, including, without limitation, interest on Capitalized Leases that is imputed in accordance with GAAP;

(c)      depreciation and amortization of assets during such period; and

(d)      charges against net income for taxes;

1.1.2 minus gains from sales, exchanges and other dispositions of Property or other extraordinary gains not in the ordinary course of business.

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

         Environmental Laws: any and all federal, state and local laws that relate to or impose liability or standards of conduct concerning public or occupational health and safety or protection of the environment, as now or hereafter in effect and as have been or hereafter may be amended or reauthorized, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. ss.9601 et seq.), the Hazardous Materials Transportation Act (42 U.S.C. ss.1802 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. ss.1251 et seq.), the Toxic Substances Control Act (15 U.S.C. ss.2601 et seq.), the Clean Air Act (42 U.S.C. ss.7901 et seq.), the National Environmental Policy Act (42 U.S.C. ss.4231, et seq.), the Refuse Act(33 U.S.C.ss.407, et se .), the Safe Drinking Water Act(42 U.S.C. ss.300(f) et seq.), the Occupational Safety and Health Act (29 U.S.C. ss.651 et seq.), and all rules, regulations, codes, ordinances and guidance ocuments promulgated or published thereunder, and the provisions of any licenses, permits, orders and decrees issued pursuant to any of the foregoing.

         ERISA: the Employee Retirement Income Security Act of 1974, as amended, and any successor statute, thereto, and the rules and regulations issued thereunder, as in effect from time to time.

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

         Indebtedness: all liabilities, obligations and reserves,contingent or otherwise, which, in accordance with GAAP, would be reflected as a liability on a balance sheet or would be required to be disclosed in a financial statement, including, without duplication: (i) Indebtedness for Borrowed Money, (ii) obligations secured by any Lien upon Property, (iii) guaranties and letters of credit, and (iv) liabilities in respect of unfunded vested benefits under any Pension Plan or in respect of withdrawal liabilities incurred under ERISA by any of Borrowers, Guarantor or any ERISA Affiliate to any Multi-employer Plan.

         Indebtedness for Borrowed Money: without duplication, all Indebtedness
(i) in respect of money borrowed, (ii) evidenced by a note, debenture or other like written obligation to pay money (including, without limitation, all of Borrowers' Obligations, Permitted Senior Indebtedness and Permitted Subordinated Indebtedness), (iii) in respect of rent or hire of Property under Capitalized Leases or for the deferred purchase price of Property, (iv) in respect of obligations under conditional sales or other title retention agreements, and (v) all guaranties of any or all of the foregoing.

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

         Loan Instruments:

(a)      Loan Agreement;

(b)      Note;

(c)      Corporate Guaranty;

(d)      Security Instruments;

(e)      Closing Certificate;

(f)      Subordination Agreements;

(g)      Uniform Commercial Code financing statements required by Lender;

(h)      the Personal Guaranties; and

(i) such other instruments and documents as Lender reasonably may require in connection with the transactions contemplated by this Loan Agreement.

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

                                    (v) zoning ordinances, easements, licenses,
                           reservations, provisions, covenants, conditions, waivers or restrictions on the use of Property and other title exceptions, in each case, that are acceptable to Lender;

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

         Permitted Senior Indebtedness Liens: Liens that secure Permitted Senior Indebtedness, provided that (i) each such Lien attaches only to the Property purchased or leased with the proceeds of the Permitted Senior Indebtedness incurred with respect to such Property and (ii) Lender is granted a Lien upon suc Property, subordinate only to the Lien granted to the holder of the applicable Permitted Senior Indebtedness.

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

         Personal Guarantors: Michael Kibler and Harold Antonson, both of whom are directors and officers and who together, indirectly or directly, hold or control in the aggregate at least 22% of the outstanding voting tock of Guarantor and each of Borrowers.

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

         Qualified Depository : a member bank of the Federal Reserve System having a combined capital and surplus of at least $ 100,000,000.

         Real Property: all interests in real estate owned, or which, upon the Closing Date, will be owned, by Borrower other than the Leasehold Property.

         Revolving Loan: the revolving loan made by Lender to Borrower pursuant to Section 2.1.

         Revolving Loan Commitment: $2,000,000.

         Revolving Loan Maturity Date: the earlier of (i) September 30, 2001 or
(ii) the date on which Borrowers' Obligations are accelerated pursuant to this Loan Agreement.

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

         Termination Event: (i) a "Reportable Event" described in Section 4043 of ERISA and the regulations issued thereunder; or (ii) the withdrawal of any Borrower, Guarantor or any ERISA Affiliate from a Pension Plan during a plan year in which it was a "substantial employer" as defined in Section 4001
(a)(2); or (iii) the termination of a Pension Plan, the filing of a notice of intent to terminate a Pension Plan or the treatment of a Pension Plan amendment as a termination under Section 4041 of ERISA; or (iv) the institution of proceedings to terminate, or the appointment of a trustee with respect to, any Pension Plan by the PBGC; or (v) any other event or condition which would constitute grounds under Section 4042(a) of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan; or (vi) the partial or complete withdrawal of any Borrower, Guarantor or any ERISA Affiliate from a Multiemployer Plan; or (vii) the imposition of a lien pursuant to Section 412 of the Code or Section 302 of ERISA; or (viii) any event or condition which results in the reorganization or insolvency of a Multiemployer Plan under Sections 4241 or 4245 of ERISA; or (ix) any event or condition which results in the termination of a Multiemployer Plan under Section 4041A of ERISA or the institution by the PBGC of proceedings to terminate a Multiemployer Plan under Section 4042 of ERISA.

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

Accounting Terms and Determinations.

         All accounting terms not specifically defined herein shall be construed, all accounting determinations hereunder shall be made and all financial statements required to be delivered pursuant hereto shall be prepared in accordance with GAAP as in effect at the time f such interpretation, determination or preparation, as applicable. In the event that any Accounting Changes occur and such changes result in a change in the method of calculation of financial covenants, standards or terms contained in this Loan Agreement, then Borrower and Lender agree to enter into negotiations to amend such provisions of this Loan Agreement so as to reflect such Accounting Changes with the desired result that the criteria for evaluating the financial condition of Borrower shall be the same after such Accounting Changes as if such Accounting Changes had not been made. For purposes hereof, "Accounting Changes" shall mean
(i) changes in GAAP required by the promulgation of any rule, regulation, pronouncement or opinion by the Financial Accounting Standards Board of the American Institute of Certified Public Accountants (or any successor thereto) or other appropriate authoritative body and (ii) changes in accounting principles as approved by the Accountants.

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

                      REVOLVING LOANS AND TERMS OF PAYMENT

Revolving Loan.

1.2      Amount and Disbursement.

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

1.3      Revolving Loan Note.

                           The Revolving Loan shall be evidenced by the
Revolving Loan Note.

1.4      Reborrowing.

                           Subject to the  conditions set forth in this Section
                  2.1, Borrowers may from time to time prior to the Revolving Loan Maturity Date reborrow all or any portion of any Advance of the Revolving Loan which is repaid.

1.5      Conditions of Advances of the Revolving Loan.

                           The  obligation of Lender to disburse any Advance of
                  the Revolving Loan is subject to the satisfaction of the following conditions precedent:

1.5.1 no Event of Default or Incipient Default shall exist or would be created by the making of any such Advance;

1.5.2 each such Advance shall be in a minimum amount of $1,000 and integral multiples of $1,000 in excess of that amount;

1.5.3 Lender shall have received, no later than 2:00 p.m., Chicago time, on the applicable Funding Date, a Notice of Borrowing from Borrower in the orm of Exhibit 2.1.4 with respect to such Advance;

1.5.4 on the applicable Funding Date, each of Borrowers' and Guarantor's representations and warranties set forth in the Loan Instruments shall be true and correct in all material respects when made and at and as of the time of the Funding Date, except to the extent that any such representations and warranties expressly relate to an earlier date; and

1.5.5 availability shall be limited to Lender's dvance of funds not exceeding seventy percen (70%) of Borrowers' Eligible Accounts Receivable.

Use of Proceeds of the Revolving Loan.

         The proceeds of the Revolving Loan shall be used (i) to refinance Borrowers' and Guarantor's secured loan obligations to Finova; (ii) for Borrowers' working capital; and (iii) to pay related transactions costs.

Interest.

1.6      Interest Rate.

                           The  Principal  Balance  shall  bear interest in an
                  amount equal to: (i) the Prime Rate in effect from time to time; plus (ii) 0.5% per annum, provided, however, that during a Default Rate Period, Borrowers' Obligations shall bear interest at the applicable Default Rate.

1.7      Interest Computation.

                           Interest  shall be computed on the  basis of a year
                  consisting of 360 days and charged for the actual number of days during the period for which interest is being charged. In computing interest, the Funding Date shall be included and the date of payment shall be excluded.

1.8      Maximum Interest.

                           Notwithstanding  any  provision  to  the contrary
                  contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Borrowers to Lender in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest"). If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Loan Agreement or any other Loan Instrument, then in such event (i) Borrowers shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, at Lender's option,
                  (A) applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Loan Agreement and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Borrowers shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, thatif at any time thereafter the Stated Rate is less than the Maximum Rate, Borrowers shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this subsection 2.3.3 again shall apply.

1.9      Increased Costs.

                           If, after the Closing Date, either (i) any change in
                  or  in  the   interpretation  of  any law or regulation  is
                  introduced (other than changes in taxation of the net income of Lender), including, without limitation, with respect to reserve requirements applicable to Lender, (ii) Lender complies with any future guideline or request from any central bank or other Governmental Body proposed or promulgated after the Closing Date or (iii) Lender determines that the adoption of any applicable law, rule or regulation (other than changes in taxation f the net income of Lender) regarding capital adequacy or any change therein, or any change in the interpretation or administration thereof by any Governmental Body, central bank or comparable agency charged with the interpretation or administration thereof announced after the Closing Date has or would have the effect described below, or Lender complies with any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Body, central bank or comparable agency announced after the Closing Date and in case of any event set forth in this clause (iii), such adoption, change or compliance has or would have the direct or indirect effect of reducing the rate of return on any of Lender's capital as a consequence of its obligations hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material, and any of the foregoing events described in clauses (i), (ii) or
                  (iii) increases the cost to Lender of (A) funding or maintaining the Revolving Loan or the Revolving Loan Commitment or (B) issuing, causing the issuance of making or maintaining any Letter of Credit, or reduces the amount receivable in respect thereof by Lender, then Borrowers shall upon demand by Lender at any time within 180 days after the date on which an officer of Lender responsible for overseeing this Loan Agreement knows or has reason to know of its right to additional compensation under this Section 2.3.4, pay to Lender additional amounts sufficient to reimburse Lender against such increase in cost or reduction in amount receivable; provided, however, such entity shall only be entitled to additional compensation for any such costs incurred from and after the date that is 30 days prior to the date Borrowers receive such demand. A certificate as to the amount of such increased cost, and setting forth in reasonable detail the calculation thereof, shall be submitted to Borrowers by Lender, and shall be conclusive absent manifest error. Lender will promptly notify Borrowers of any event of which it has knowledge that would entitle Lender to additional compensation under this subsection 2.3.4. Lender shall not request any additional compensation under this subsection 2.3.4 unless it is generally making similar requests of other borrowers similarly situated, and Lender agrees to use a reasonable basis for calculating amounts allocable to its Commitments hereunder.

Principal and Interest Payments.

1.10     Interest.

                           Interest on (i) the Revolving Loan shall be payable
                  monthly in arrears on the first Business Day of each month beginning with May 1, 2000.

1.11     Principal.

                           The Principal Balance of the Revolving Loan,
                  together with all other sums due to Lender pursuant to the terms of the Loan Instruments, shall be due and payable in full on the Revolving Loan Maturity Date.

Mandatory Prepayments of the Revolving Loan.

         If at any time or for any reason, Borrowers' Obligation exceeds the Revolving Loan Commitment or, if for any reason, Borrowers' Obligation exceeds the availability requirements set forth in Section 0 hereof (any such excess being referred to herein as an "Overadvance"), Borrowers shall immediately pay to Lender, in Good Funds, the amount of such Overadvance.

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

                                    4.

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

Delivery of Documents.

         The following shall have been delivered to Lender, each duly authorized and executed, where applicable, and in form and substance satisfactory to Lender:

1.11.1   the Loan Instruments;

1.11.2 a certificate of good standing or similar certification for each Borrower and Guarantor from the states in which each Borrower and Guarantor are organized and from all states in which the laws thereof require each Borrower and Guarantor to be licensed and/or qualified to do business, except any state where the failure to be so qualified could not reasonably be expected to result in a Material Adverse Effect, in each case dated not more than 10 days prior to the Closing Date;

1.11.3 copies of the corporate charter or articles of incorporation for each Borrower and Guarantor, certified by the Secretary of State of the state of each Borrower's and Guarantor's organization, together with all effective and proposed amendments thereto;

1.11.4 certified copies of resolutions adopted by the board of directors of each Borrower and Guarantor, authorizing the execution and delivery of the Loan Instruments and the consummation of the transactions contemplated therein;

1.11.5   signature and incumbency certificates for each Borrower and Guarantor;

1.11.6 copies of each of the following, certified as true, correct and complete by a duly authorized officer of each Borrower and Guarantor: all instruments and documents evidencing Permitted Senior Indebtedness and Permitted Subordinated Indebtedness existing as of the Closing Date;

1.11.7 a Landlord's Consentfrom the Landlord under the Lease for Borrowers' headquarters;

1.11.8   the Pay-Off Letter; and

1.11.9 such other instruments, documents, certificates, consents, waivers and opinions as Lender reasonably may request.

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

                                      5.

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

Binding Agreements.

         This Loan Agreement and the other Loan Instruments, when executed and delivered, will constitute the valid and legally binding obligations of each Borrower and Guarantor, enforceable against each Borrower and Guarantor in accordance with their respective terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, oratorium or similar laws now or hereafter in effect affecting the enforcement of creditors' rights generally and (ii) equitable principles (whether or not any action to enforce such document is brought at law or in equity).

Business and Property of Borrower and Guarantor.

1.12     Business and Property.

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

1.13     Operating Agreements.

                           All Operating Agreements are in full force and effect
                  and no event has occurred which could result in the cancellation or termination of any such Operating Agreement or the imposition thereunder of any liability upon any Borrower or Guarantor which could have a Material Adverse Effect.

1.14     Facility Sites.

                           There is set forth in Schedule 5.4.3 the locations
                  of Borrowers' and Guarantor's (i) chief executive office,
                  (ii) Property and (iii) books and records.

1.15     Leases.

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

1.16     Real Property.

                           Except for  certain Real Property owned in Arizona
                  which has been identified to Lender, none of Borrowers or Guarantors own any Real Property.

1.17     Operation and Maintenance of Equipment.

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

1.18     Existing Indebtedness.

                           There is set forth in Schedule 5.4.7 a complete
                  description of the Existing Indebtedness.

Title to Property; Liens.

         Each Borrower has (i)good and marketable title to all of its Property, except the portion thereof consisting of a leasehold estate and (ii) a valid leasehold estate in each portion of its Property which consists of a leasehold estate. All of such Property is free and clear of all Liens, except Permitted Liens. Upon the proper filing with the appropriate Governmental Bodies of appropriate Uniform Commercial Code financing statements, the applicable Loan Instruments will create valid and perfected first Liens in the Collateral, subject only to Permitted Prior Liens.

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

Litigation.

         There is set forth in Schedule 5.7 a description of all actions,suits, arbitration proceedings and claims pending or, to the best knowledge of each Borrower and Guarantor, threatened against any Borrower or Guarantor, at law or in equity or before any Governmental Body on the Closing Date. There are no actions, suits, arbitration proceedings or claims pending, or to the best knowledge of any Borrower or Guarantor, threatened against any Borrower or Guarantor, at law or in equity or before any Governmental Body, including the matters set forth in such Schedule 5.8, which could reasonably be expected to have a Material Adverse Effect.

Defaults in Other Agreements; Consents; Conflicting Agreements.

         No Borrower or Guarantor is in default under any agreement to which it is a party or by which it or any of its Property is bound, the effect of which default could reasonably be expected to have a Material Adverse Effect. No authorization, consent, approval or other action by, and no notice to or filing with, any Governmental Body or any other Person which has not already been obtained, taken or filed, as applicable, is required (i) for the due execution, delivery or performance by each Borrower and Guarantor of any of the Instruments to which any Borrower or Guarantor is a party or (ii) as a condition to the validity or enforceability of any of the Instruments to which any Borrower or Guarantor is a party or any of the transactions contemplated thereby or the priority of the Security Interests, except for certain filings to establish and perfect the Security Interests. No provision of any mortgage, indenture, contract, agreement, statute, rule, regulation, judgment, decree or order binding on any Borrower or Guarantor or affecting its Property conflicts with, or requires any consent which has not already been obtained under, or would in any way prevent the execution, delivery or performance of the terms of any of the Instruments or affect the validity or priority of the Security Interests. The execution, delivery and performance of the terms of the Instruments will not constitute a default under, or result in the creation or imposition of, or obligation to create, any Lien upon the Property of any Borrower or Guarantor pursuant to the terms of any such mortgage, indenture, contract or agreement.

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

1.19     Investment Company Act.

                           An "investment company," or a company "controlled"
                  by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

1.20     Holding Company.

                           A "holding company," or a "subsidiary company" of a
                  "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

1.21     Foreign or Enemy Status.

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

1.22     Regulations as to Borrowing.

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

Employee Benefit Plans.

1.23     No Other Plans.

                           Neither any Borrower,  Guarantor nor any ERISA
                  Affiliate maintains or contributes to, or has any obligation under, any Employee Benefit Plan other than those identified on Schedule 5.18.1. Each Borrower has provided Lender accurate and complete copies of all contracts, agreements and documents described on Schedule 5.18.1.

1.24     ERISA and Code Compliance and Liability.

                           Each Borrower, Guarantor and each ERISA Affiliate
                  are in compliance with all applicable provisions of ERISA and the regulations and published interpretations thereunder with respect to all Employee Benefit Plans except where failure to comply would not result in a material liability to any Borrower or Guarantor and except for any required amendments for which the remedial amendment period as defined in Section 401(b) of the Code has not yet expired. Each Employee Benefit Plan that is intended to be qualified under Section 401(a) of the Code has been determined by the Internal Revenue Service to be so qualified, and each trust related to such plan has been determined to be exempt under Section 401(a)of the Code. No material liability has been ncurred by any Borrower or Guarantor or any ERISA Affiliate which remains unsatisfied for any taxes or penalties with respect to any Employee Benefit Plan or any Multiemployer Plan.

1.25     Funding.

                           No Pension Plan  has been  terminated,  nor has any
                  accumulated funding deficiency (as defined in Section 412 of the Code) been insured (without regard to any waiver granted under Section 412 of the Code), nor has any funding waiver from the Internal Revenue Service been received or requested with respect to any Pension Plan, nor has Borrower or any ERISA Affiliate failed to make any contributions or to pay any amounts due and owing as required by Section 412 of the Code, Section 302 of ERISA or the terms of any Pension Plan prior to the due dates of such contributions under Section 412 of the Code or Section 302 of ERISA, nor has there been any event requiring any disclosure under Section 4041(c)(3)(
                  C), 4063(a) or 4068 of ERISA with respect to any Pension
                  Plan.

1.26     Prohibited Transactions and Payments.

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

1.27     No Termination Event.

                    No Termination Event has occurred or is reasonably expected to occur.

1.28     ERISA Litigation.

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

Employee Matters.

1.29     Collective Bargaining Agreements; Grievances.

                           Except as set forth in Schedule  5.19.1, (i) none of
                  the employees of any Borrower or Guarantor is subject to any collective bargaining agreement with such Borrower or Guarantor, (ii) no petition for certification or union election is pending with respect to the employees of any Borrower or Guarantor and no union or collective bargaining unit has sought such certification or recognition with respect to the employees of any Borrower and (iii) there are no strikes, slowdowns, work stoppages, unfair labor practice complaints, grievances, arbitration proceedings or controversies pending or, to the best knowledge of any Borrower or Guarantor, threatened against any Borrower or Guarantor by any of such Borrower's or Guarantor's employees, other than employee grievances or controversies arising in the ordinary course of business that could not in the aggregate be expected to have a Material Adverse Effect.

1.30     Claims Relating to Employment.

                           Neitherany  Borrower or  Guarantor is subject to any
                  non-competition agreement with any Person. To the best of Borrowers' or Guarantor's knowledge, no employees of any Borrower or Guarantor is subject to an employment agreement which would have a Material Adverse Effect due to (i) any information which any Borrower or Guarantor would be prohibited from using under the terms of such agreement or
                  (ii) any legal considerations relating to unfair competition, trade secrets or proprietary information.

Burdensome Obligations.

         After giving effect to the transactions contemplated by the Instruments (i) neither any Borrower nor Guarantor (A) will be a party to or be bound by any franchise, agreement, deed, lease or other instrument, or be subject to any restriction, which is so unusual or burdensome so as to cause, in the foreseeable future, a Material Adverse Effect or (B intends to incur, or believes that it will incur, debts beyond its ability to pay such debts as they become due. No Borrower or Guarantor presently anticipates that future expenditures needed to meet the provisions of federal or state statutes, orders, rules or regulations will be so burdensome so as to have a Material Adverse Effect.

Subsidiaries.

         None of Borrowers have any subsidiaries.

                              AFFIRMATIVE COVENANTS

         Until all of Borrowers' bligations and the Obligations of Guarantor under the Corporate Guaranty are paid and performed in full, each of Borrowers and Guarantor agree that they will:

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

1.31     Monthly Statements.

                           As soon as is available and in any event within
                  forty (40) days after the close of each month (except the months of January and February, as to which the following must be furnished within seventy-five (75) days after the close of the month):

1.31.1 copy of the consolidating balance sheets of Borrowers and Guarantor, as of the end of such month;

1.31.2 statements of operations and EBITDA of Borrower and Guarantor for such month; and

1.31.3 an accounts receivable aging and borrowing base certificate from Borrowers, as of the end of such month.

1.32     Quarterly Statements.

                           As  soon as is available and in any event within
                  forty-five (45) days after the close of each quarter:

1.32.1 copy of the balance sheet of Borrowers and Guarantor, as of the end of such quarter;

1.32.2 statements of operations and EBITDA of Borrowers and Guarantor for such quarter; and

1.32.3 such other financial information for the Borrowers and Guarantor as is contained in Guarantor's 10-Q Report for such quarter.

1.33     Annual Statements.

                           As soon as available and in any event within 90 days
                  after the close of Guarantor's fiscal year:

1.33.1 the consolidated balance sheet of Guarantor and its subsidiaries as of the end of such fiscal year and the statements of operations, cash flows, shareholders' equity and EBITDA of Guarantor for such fiscal year (collectively, the "Basic Financial Statements");

1.33.2 an opinion of the Accountants which shall accompany the Basic Financial Statements which opinion (except the opinion as to 12/31/99 Basic Financial Statement, which may be so qualified) shall be unqualified as to going concern and scope of audit, stating that (i) the examination by the Accountants in connection with such Basic Financial Statements has been made in accordance with generally accepted auditing standards, (ii) such Basic Financial Statements have been prepared in conformity with GAAP and in a manner consistent with prior periods, and (iii) such Basic Financial Statements fairly present in all material respects the financial position and results of operations of Guarantor and its subsidiaries;

1.33.3 a letter from the Accountants stating that the statements of EBITDA were computed in accordance with the requirements of this Loan Agreement; and

1.33.4 the personal financial statements of each of the Personal Guarantors certified as true and correct by the respective Personal Guarantors.

1.34     Compliance Certificate.

                         As soon as is available and in any event within
                 forty-five (45) days after the close of each quarter, a Compliance Certificate as of the end of such quarter.

1.35     Accountants' Certificate.

                         Simultaneously with the delivery of the certified
                 Basic Financial statements required by subsection 1.33, copies of a certificate of the Accountants stating that (i) they have checked the computations delivered by Guarantor in compliance with subsection 1.33, and (ii) in making the examination necessary for their audit of the Basic Financial Statements for such year, nothing came to their attention of a financial or accounting nature that caused them to believe that (A) Guarantor was not in compliance with the terms, covenants, provisions or conditions of any of the Loan Instruments, or
                 (B) there shall have occurred any condition or event which would constitute an Event of Default, or, if so, specifying in such certificate all such instances of non-compliance and the nature and status thereof.

1.36     Audit Reports.

                         Promptly upon receipt thereof, a copy of each report,
                 other than the reports referred to in subsection 1.33, including any so-called "Management Letter" or similar report, submitted to any Borrower or Guarantor by the Accountants in connection with any annual, interim or special audit made by the Accountants of the books of any Borrower or Guarantor.

1.37     Notice of Defaults; Loss.

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

1.38     Notice of Suits; Adverse Events.

                         Prompt written notice of: (i) any citation, summons,
                 subpoena, order to show cause or other order naming any Borrower or Guarantor a party to any proceeding before any Governmental Body which might reasonably be expected to have a Material Adverse Effect, including with such notice a copy of such citation, summons, subpoena, order to show cause or other order, (ii) any lapse or other termination of any license, permit, franchise, agreement or other authorization issued to any Borrower or Guarantor by any Governmental Body or any other Person that is material to the operation of the business of Borrower or Guarantor, (iii) any refusal by any Governmental Body or any other Person to renew or extend any such license, permit, franchise, agreement or other authorization and (iv) any dispute between Borrower or Guarantor and any Governmental Body or any other Person, which lapse, termination, refusal or dispute referred to in clauses
                 (ii) and (iii) above or in this clause (iv) could have a Material Adverse Effect.

1.39      Reports to Members, Creditors and Governmental Bodies.

1.39.1 Promptly upon becoming available, copies of all regular and periodic reports sent by any Borrower or Guarantor to any of its creditors, and all registration statements and prospectuses filed by Guarantor with any securities exchange or with the Securities and Exchange Commission or any Governmental Body succeeding to any of its functions, and of all statements generally made available by a Borrower or Guarantor concerning material developments in the business of such Borrower or Guarantor.

1.39.2 Promptly upon becoming available, copies of any periodic or special reports filed by a Borrower or Guarantor with any Governmental Body or Person, if such reports indicate any material change in the business, operations, affairs or condition of such Borrower or Guarantor, or if copies thereof are requested by Lender, and copies of any material notices and other communications from any Governmental Body or Person which specifically relate to a Borrower or Guarantor.

1.40      ERISA Notices and Requests.

1.40.1 With reasonable promptness, and in any event within 30 days after occurrence of any of the following, notice and/or copies of: (i) the establishment of any new Employee Benefit Plan, Pension Plan or Multiemployer Plan; (ii) the commencement of contributions to any Employee Benefit Plan, Pension Plan or Multiemployer Plan to which a Borrower or any of its ERISA Affiliates was not previously contributing or any increase in the benefits of any existing
          Employee Benefit Plan, Pension Plan or Multiemployer Plan; (iii) each funding waiver request filed with respect to any Employee Benefit Plan and all communications received or sent by a Borrower or any ERISA Affiliate with respect to such request; and (iv) the failure of a Borrower or any of its ERISA Affiliates to make a required installment or payment under Section 302 of ERISA or Section 412 of the Code by the due date.

1.40.2 Promptly and in any event within 10 days of becoming aware of the occurrence of or forthcoming occurrence of any (i) Termination Event or (ii) "prohibited transaction," as such term is defined in Section 406 of ERISA or Section 4975 of the Code, in connection with any Pension Plan or any trust created thereunder, a notice specifying the nature thereof, what action Borrower or Guarantor has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the PBGC with respect thereto.

1.40.3 With reasonable promptness but in any event within 10 days after the occurrence of any of the following, copies of: (i) any favorable or unfavorable determination letter from the Internal Revenue Service regarding the qualification of an Employee Benefit Plan under Section 401 (a) of the Code; (ii) all notices received by a Borrower or any ERISA Affiliate of the PBGC's intent to terminate any Pension Plan or to have a trustee appointed to administer any Pension Plan; (iii) each Schedule B (Actuarial Information) to the annual report (Form 5500 Series) filed by a Borrower or any ERISA Affiliate with the Internal Revenue Service with respect to each Pension Plan; and (iv) all notices received by Borrower or any ERISA Affiliate from a Multiemployer Plan sponsor concerning the imposition or amount of withdrawal liability pursuant to Section 4202 of ERISA; and written notice within two Business Days of Borrower's or any ERISA Affiliate's filing of or intention to file a notice of intent to terminate any Pension Plan under a distress termination within the meaning of Section 4041(c) of ERISA.

1.41      Other Information.

1.41.1 Immediate notice of any change in the location of any Property of any Borrower or Guarantor which is material to or necessary for the continued operation of Borrower's business, any change in the name of a Borrower, any sale or purchase of Property outside the regular course of business of a Borrower, any change in the residence of any Personal Guarantor and any change in the business or financial affairs of Borrower, which change could have a Material Adverse Effect.

1.41.2 Promptly upon request therefor, such other information and reports relating to the past, present or future financial condition, operations, plans and projections of Borrowers or Guarantor as Lender reasonably may request from time to time.

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

Insurance.

1.42     Maintenance of Insurance.

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

1.43     Claims and Proceeds.

                         Each Borrower and Guarantor hereby direct all
                 insurers under all policies of Business Insurance to pay all proceeds payable thereunder directly to Lender and each Borrower and Guarantor hereby authorize Lender to collect all such proceeds. Each Borrower and Guarantor irrevocably appoint Lender (and all officers, employees of Lender), as such Borrower and Guarantor's true and lawful attorney and agent in fact for the purpose of and with power to make, settle and adjust claims under such policies of insurance, endorse the name of such Borrower or Guarantor on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance, and to make all determinations and decisions with respect to such policies of insurance. Borrowers and Guarantor acknowledge that such appointment as attorney and agent in fact is a power, coupled with an interest, and therefore is irrevocable. Borrowers and Guarantor shall promptly notify Lender of any loss, damage, destruction or other casualty to the Collateral. The insurance proceeds received on account of any loss, damage, destruction or other casualty at the option of Lender may be (i) applied to the payment of Borrowers' Obligations in the following order of priority: (A) first, to the payment of any and all sums which then are due and payable pursuant to the terms of the Loan Instruments, other than the Principal Balance and interest accrued thereon, (B) next, to accrued and unpaid interest on the Principal Balance, and (C) then, to the Principal Balance, or (ii) held by Lender and applied to pay for the cost of repair or replacement of the Property which was the subject of such loss, damage, destruction or other casualty, in which event such proceeds shall be made available in the manner and under such conditions as Lender reasonably may require. In the event such proceeds are to be applied to the repair or replacement of Property, the Property shall be repaired or replaced so as to be of at least equal value and substantially the same character as prior to such loss, damage, destruction or other casualty.

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

                                     7.

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

Investments, Revolving Loans.

          At any time purchase or otherwise acquire, hold or invest in the capital stock of, or any other interest in, any Person, or make any loan or advance to, or enter into any arrangement for the purpose of providing funds or credit to, or make any other investment, whether by way of capital contribution or otherwise, in or with any Person, including, without limitation, any Affiliate, except (i) investments in direct obligations of, or instruments unconditionally guaranteed by, the United States of America or in certificates of deposit issued by a Qualified Depository, (ii) investments in commercial or finance paper which, at the time of investment, is rated "A" or better by Moody's Investors Service, Inc., or Standard & Poor's Corporation, respectively, or at the equivalent rate by any of their respective successors,
(iii) any interests in any money market account maintained, at the time of investment, with a Qualified Depository, the investments of which, at the time of investment, are restricted to the types specified in clause (i) above, and
(iv)advances to sales agents or other third parties not exceeding $200,000 in the aggregate to all such parties at any point in time. All investments permitted pursuant to clauses (i), (ii), (iii) and (iv) of this Section 7.8 shall have a maturity date not exceeding one year.

Fundamental Business Changes.

          Materially change the nature of its business.

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

Compliance with ERISA.

1.43.1 Permit the occurrence of any Termination Event which would result in a liability to any Borrower or any ERISA Affiliate in excess of $50,000;

1.43.2 Permit the present value of all benefit liabilities under all Pension Plans to exceed the current value of the assets of such Pension Plans allocable to such benefit liabilities by more than $50,000;

1.43.3 Permit any accumulated funding deficiency in excess of $50,000 (as defined in Section 302 of ERISA and Section 412 of the Code) with respect to any Pension Plan, whether or not waived;

1.43.4 Fail to make any contribution or payment to any Multiemployer Plan which any Borrower or any ERISA Affiliate may be required to make
         under any  agreement  relating  to  such  Multiemployer   Plan,  or
         any law pertaining thereto which results in or is likely to result in a liability in excess of $50,000;

1.43.5 Engage, or permit any ERISA Affiliate to engage, in any "prohibited transaction" as such term is defined in Section 406 of ERISA or
         Section 4975 of the Code for which a civil penalty  pursuant to
         Section 502(i) of ERISA or a tax pursuant to Section 4975 of the Code in excess of $50,000 is imposed;

1.43.6 Permit the establishment of any Employee Benefit Plan providing post-retirement welfare benefits or establish or amend any Employee Benefit Plan which establishment or amendment could result in liability to any Borrower or any ERISA Affiliate or increase the obligation of any Borrower or any ERISA Affiliate to a Multiemployer Plan which liability or increase, individually or together with all similar liabilities and increases, is material to any Borrower or any ERISA Affiliate; or

1.43.7 Fail, or permit any ERISA Affiliate to fail, to establish, maintain and operate each Employee Benefit Plan in compliance in all material respects with ERISA, the Code and all other applicable laws and regulations and interpretations thereof.

Unsubordinated Indebtedness to Tangible Net Worth Ratio.

         Permit the ratio of Unsubordinated Indebtedness to the sum of Tangible Net Worth plus Subordinated Indebtedness to exceed 4 to 1.

Net Income for 1999.

         Fail to report Net Income for Guarantor and its subsidiaries (on a consolidated basis)of less than $200,000 for the year ending December 31, 1999.

Minimum Net Worth.

         Fail to Maintain Tangible Net Worth plus Permitted Subordinated Indebtedness of at least $1,000,000.

Minimum Debt Service Ratio.

         Fail to maintain a minimum debt service ratio for Grantor and its subsidaries (on a consolidated basis)of 1.25:1 based on a rolling four (4) quarter average, to be calculated as follows: the sum of Net Income before taxes plus depreciation and amortization expense plus interest expense minus taxes, dividends and distributions divided by the sum of the current maturity of long term debt plus interest expense. For purposes of testing the minimum debt service ratio, interest expense in the denominator shall be defined as interest expense on Unsubordinated Indebtedness plus interest paid on Subordinated Indebtedness.

Testing of Financial Covenants.

         All of the financial covenants set forth in paragraphs 0 through 0 shall be fully satisfied by Guarantor and Borrowers on a quarterly reporting basis.

                                    8.

                              DEFAULT AND REMEDIES

Events of Default.

         The occurrence of any of the following shall constitute an "Event of Default" under the Loan Instruments:

1.44     Default in Payment.

         If any Borrowers shall fail to pay all or any portion of Borrowers' Obligations when the same become due and payable.

1.45     Breach of Covenants.

1.45.1 If any Borrower or Guarantor shall fail to observe or perform any covenant or agreement made by Borrower contained in Section 6.1, 6.2, 6.6, or in Article VII;

1.45.2 If any Borrower or Guarantor shall fail to observe or perform any covenant or agreement contained in Section 6.3, and such failure shall continue for 10 days after the occurrence of such Event of Default; or

1.45.3 If Borrower or Guarantor shall fail to observe or perform any covenant or agreement (other than those referred to in subparagraph (a) or (b) above or specifically addressed elsewhere in this Section 8.1) in any of the Loan Instruments, and such failure shall continue for a period of 30 days after the occurrence of such Event of Default.

1.46     Breach of Warranty.

         If  any  representation  or  warranty  made  by or on
         behalf of any Borrower or Guarantor in or pursuant to any of the Loan Instruments or in any instrument or document furnished in compliance with the Loan Instruments shall prove to be false or misleading in any material respect.

1.47     Default Under Other Indebtedness for Borrowed Money.

         If any  Borrower  or  Guarantor  at any time shall in
         default (as principal or guarantor or other surety) in the payment of any principal of or premium or interest on any Indebtedness for Borrowed Money (other than Borrower's Obligations or the Permitted Subordinated Indebtedness) beyond the grace period, if any, applicable thereto.

1.48     Bankruptcy.

1.48.1 If any Borrower, Guarantor or any Personal Guarantor shall (i) generally not be paying its debts as they become due, (ii) file, or consent, by answer or otherwise, to the filing against it of a petition for relief or reorganization or arrangement or any other petition in bankruptcy or insolvency under the laws of any jurisdiction, (iii) make an assignment for the benefit of creditors,
         (iv) consent to the appointment of a custodian, receiver, trustee or other officer with similar powers for it or for any substantial part of its Property, or (v) be adjudicated insolvent.

1.48.2 If any Governmental Body of competent jurisdiction shall enter an order appointing, without consent of any Borrower or Guarantor, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its Property, or if an order for relief shall be entered in any case or proceeding for liquidation or reorganization or otherwise to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of any Borrower or Guarantor or if any petition for any such relief shall be filed against it and such petition shall not be dismissed or stayed within 60 days.

1.49     Judgments.

                           If  there  shall  exist final judgments or awards
                  against any Borrower which shall have been outstanding for a period of 30 days or more from the date of the entry thereof and shall not have been discharged in full or stayed pending appeal, if the aggregate amount of all such judgments and awards not covered by insurance exceeds $10,000.

1.50     Impairment of Licenses; Other Agreements.

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

1.51     Collateral.

                           If any material  portion of the Collateral shall be
                  seized or taken by a Governmental Body or Person, or any Borrower or Guarantor shall fail to maintain or cause to be maintained the Security Interests and priority of the Loan Instruments as against any Person, or the title and rights of any Borrower or Guarantor to any material portion of the Collateral shall have become the subject matter of litigation which could reasonably be expected to result in impairment or loss of the security provided by the Loan Instruments.

1.52     Plans.

                         If an event or condition specified in subsection 1.40
                 hereof shall occur or exist with respect to any Pension Plan or Multiemployer Plan and, as a result of such event or condition, together with all other such events or conditions, any Borrower or any ERISA Affiliate shall incur, or in the opinion of Lender be reasonably likely to incur, a liability to a Pension Plan or Multiemployer Plan or the PBGC (or any of them) which, in the reasonable judgment of Lender, would have a Material Adverse Effect.

1.53     Change in Control; Sale of Borrower.

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

1.54     Material Adverse Effect.

                           If, in Lender's  reasonable opinion, the occurrence
                  and continuance of any event or condition, financial or otherwise, could reasonably be likely to have a Material Adverse Effect.

1.55     Payments on Indebtness.

                         If Guarantor or any of its subsidiaries, including
                 without limitation TC Services, Inc. or any of Borrowers, shall (i) make any principal payments with respect to any Indebtedness for Borrowed Money other than Permitted Senior Indebtedness or (ii) make any interest payments or agree to pay interest to the Personal Guarantors or either of them or to anyone related o them or any entity in which either of Personal Guarantors or anyone related to them have an interest, other than with respect to Permitted Senior Indebtedness, at interest rates higher than the interest rates provided for with respect to the Permitted Subordinated Indebtedness as of the date of this Agreement.

1.56     Affiliate Dividends.

                         If any subsidiary of Guarantor (other than a Borrower
                 as permitted in Section 7.5 above) shall make any distribution or pay any dividend or the like to any of their respective shareholders .

Acceleration of Borrower's Obligations.

         Upon the occurrence of:

1.56.1 any Event of Default described in clauses (ii), (iii), (iv) and (v) of subsection 8.1.5(a) or in 8.1.5(b), the Revolving Loan Commitment shall automatically terminate and all of Borrowers' Obligations at that time outstanding automatically shall mature and become due; and

1.56.2 any other Event of Default, Lender, at any time, at its option, without further notice or demand, may declare all of Borrowers' Obligations due and payable, whereupon the Revolving Loan Commitment shall automatically terminate and all of Borrowers' Obligations immediately shall mature and become due and payable, all without presentment, demand, protest or notice (other than notice of the declaration referred to in clause (b) above), all of which hereby are waived.

Remedies on Default.

         If Borrowers'  Obligations  have been  accelerated  pursuant to
Section 8.2, Lender may:

1.57     Enforcement of Security Interests.

                           Enforce its rights  and  remedies  under  the  Loan
                  Instruments in accordance with their respective terms; and/or

1.58     Other Remedies.

                           Enforce  any of the rights or remedies accorded  to
                  Lender at equity or law, by virtue of statute or otherwise.

Application of Funds.

         Any funds received by Lender pursuant to the exercise of any rights accorded to Lender pursuant to, or by the operation of any of the terms of, any of the Loan Instruments, including, without limitation, insurance proceeds, condemnation proceeds or proceeds from the sale of Collateral, hall be applied to Borrowers' Obligations in the following order of priority:

1.59     Expenses.

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

1.60     Borrowers' Obligations.

                           Next, to Lender, in such order as Lender may
                    determine, to repay the Borrowers' Obligation.

1.61     Surplus.

                           Any surplus, to the Person or Persons entitled
                    thereto.

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

10.

                             EXPENSES AND INDEMNITY

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

1.62     Fees and Expenses for Preparation of Loan Instruments.

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

1.63     Fees and Expenses in Enforcementof Rights or Defense of Loan
         Instruments.

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

1.64     Brokerage Fees.

                           The fees, if any, of brokers and finders engaged by
any Borrower or Guarantor.

1.65     General.

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

1.66     Operation of Collateral; Joint Venturers.

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

1.67     Environmental Indemnity.

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

                                      11.

                                  MISCELLANEOUS

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

Estoppel Certificate.

         Within 15 days after Lender requests Borrowers and Guarantor to do so, Borrowers and Guarantor will execute and deliver to Lender a statement certifying (i) that this Loan Agreement is in full force and effect and has not been modified except as described in such statement, (ii) the date to which interest and principal on the Note has been paid, (iii) the Principal Balance,
(iv) whether or not to its knowledge an Incipient Default or Event of Default has occurred and is continuing, and, if so, specifying in reasonable detail each such Incipient Default or Event of Default of which it has knowledge,
v) whether to its knowledge it has any defense, set off or counterclaim to the payment of the Note in accordance with its terms, and, if so, specifying each defense, set off or counterclaim of which it has knowledge in reasonable detail (including where applicable the amount thereof), and (vi)as to any other matter reasonably requested by Lender.

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

                      LIST OF EXHIBITS TO LOAN AGREEMENT

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

         Pursuant to the Loan Agreement, the undersigned hereby certifies to Lender that:


         (1)      as of _______________, 2000, ________________ is the
             [Chief Financial Officer] of each Borrower;

         (2) except as set forth below, each Borrower is in full compliance with all terms and conditions of the Loan Agreement; and

         (3) attached hereto as Schedule I is the calculation of the following:

                           (i)   Total Unsubordinated Indebtedness / (
                                 Tangible Net Worth plus Subordinated
                                 Indebtedness);

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



                                            US 1 INDUSTRIES, INC.


                                            By: _____________________________

                                            Name: ___________________________

                                            Title: ____________________________

                                   SCHEDULE I

                              Covenant Calculations

For the quarter beginning on - and ending on
1. Total of Unsubordinated Indebtedness / (Tangible Net Worth plus Subordinated Indebtedness);

2. Tangible Net Worth plus the amount of Permitted Subordinated Indebtedness Outstanding;

3.       Minimum Debt Service Ratio.

4. Ratio of Indebtedness to EBITDA.

                                  EXHIBIT 2.1.4


                FORM OF NOTICE OF BORROWING/DISBURSEMENT REQUEST


                                April _____, 2000





Firstar Bank N.A.
30 N. Michigan Avenue
Chicago, IL  60602

Dear Sir:

         Reference is made to that certain Loan Agreement dated as of April ____, 2000 (the "Loan Agreement") between CAROLINA NATIONAL TRANSPORTATION, INC., KEYSTONE LINES, GULF LINE TRANSPORT, INC., and FIVE TRANSPORT, INC., as Borrowers, US 1 INDUSTRIES, INC. as Guarantor and FIRSTAR BANK N.A., a national banking association. Capitalized terms used but not elsewhere defined herein hall have the respective meanings ascribed to such terms in the Loan Agreement.

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

                  ......... Very truly yours,

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

                            By:      _________________________________
                            Name:    _________________________________
                            Title:   _________________________________

                                    EXHIBIT A

Entity, Payment Instructions                              Amount

Carolina National Transportation, Inc.,
Keystone Lines, Gulf Line Transport, Inc., and Five Star Transport, Inc.

By Wire Transfer to:


Bank Name:        .........         __________________________
Bank Address:     .........         __________________________
                  .........         --------------------------

Acct. No.:        .........         __________________________
ABA No.:          .........         __________________________
Attention:        .........         __________________________
Telephone No.:    .........         __________________________

Exhibit 10.2

                          August Investment Partnership
                              8400 Louisiana Street
                           Merrillville, Indiana 46410



PROMISSORY NOTE



$50,000.00        .........                       Date: December 31, 2000


For value received, the undersigned TC Services, Inc. (the "Promisor") promises to pay to the order of August Investment Partnership (the "Payee"), at 8400 Louisiana, Merrillville, Indiana 46410, (or at such other place as the Payee may designate in writing) the sum of $50,000.00 with interest from December 31, 2000, on the unpaid principal at the rate of .75 percent over the national Price as published in the Wall Street Journal.

The unpaid principal shall be payable on October 1, 2002 with accrued interest payable monthly. All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

If any payment obligation under this Note is not paid when due, the Promisor promises to pay all costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as part of the collection process.

No renewal or extension of this Note, delay in enforcing any right of the Payee under this Note, or assignment by Payee of this Note shall affect the liability of the Promisor. All rights of the Payee under this Note are cumulative and may be exercised concurrently or consecutively at the Payee's option.

This Note shall be construed in accordance with the laws of the State of Indiana.

If any one or more of the provisions of this Note are determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States.

Promisor waives presentment of payment, protest, and notice of protest and nonpayment of this Note.

This note replaces the original dated December 31, 1998 Signed this 22nd day of February, 2001, at Gary, Indiana



TC Services, Inc.





By:__________________________________________
     Harold Antonson
     Chief Financial Officer

                          August Investment Partnership
                              8400 Louisiana Street
                           Merrillville, Indiana 46410



PROMISSORY NOTE



$200,000.00       .........                     Date: December 31, 2000



For value received, the undersigned TC Services, Inc. (the "Promisor") promises to pay to the order of August Investment Partnership (the "Payee"), at 8400 Louisiana, Merrillville, Indiana 46410, (or at such other place as the Payee may designate in writing) the sum of $200,000.00 with interest from December 31, 2000, on the unpaid principal at the rate of .75 percent over the national Price as published in the Wall Street Journal.

The unpaid principal shall be payable on October 1, 2002 with accrued interest payable monthly. All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

If any payment obligation under this Note is not paid when due, the Promisor promises to pay all costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as part of the collection process.

No renewal or extension of this Note, delay in enforcing any right of the Payee under this Note, or assignment by Payee of this Note shall affect the liability of the Promisor. All rights of the Payee under this Note are cumulative and may be exercised concurrently or consecutively at the Payee's option.

This Note shall be construed in accordance with the laws of the State of Indiana.

If any one or more of the provisions of this Note are determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States.

Promisor waives presentment of payment, protest, and notice of protest and nonpayment of this Note.

This note replaces the original dated December 31, 1998 Signed this 22nd day of February, 2001, at Gary, Indiana



TC Services, Inc.





By:__________________________________________
     Harold Antonson
     Chief Financial Officer

Exhibit 10.3
                                Antonson & Kibler
                               1000 Colfax Street
                               Gary, Indiana 46406





PROMISSORY NOTE


$3,042,074.00     .........                            Date: December 31, 2000



For value received, the undersigned US1 Industries, Inc. (the "Promisor") promises to pay to the order of Harold Antonson and Michael Kibler (the "Payee"), at 1000 Colfax Street, Gary, Indiana 46406, (or at such other place as the Payee may designate in writing) the sum of $3,042,074.00 with interest from December 31, 2000, on the unpaid principal at the rate of .75 percent over the national Price as published in the Wall Street Journal.

The unpaid principal shall be payable on October 1, 2002 with accrued interest payable monthly. All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

If any payment obligation under this Note is not paid when due, the Promisor promises to pay all costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as part of the collection process.

No renewal or extension of this Note, delay in enforcing any right of the Payee under this Note, or assignment by Payee of this Note shall affect the liability of the Promisor. All rights of the Payee under this Note are cumulative and may be exercised concurrently or consecutively at the Payee's option.

This Note shall be construed in accordance with the laws of the State of Indiana.

If any one or more of the provisions of this Note are determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States.

Promisor waives presentment of payment, protest, and notice of protest and nonpayment of this Note.

This note replaces the original dated December 31, 1999 Signed this 22nd day of February, 2001, at Gary, Indiana

US1 Industries, Inc.





By:__________________________________________
     Harold Antonson
     Chief Financial Officer

                    SECOND AMENDMENT TO LOAN AGREEMENT
         This Amendment, dated as of December 7, 2000, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation, ("Five Star") and CAM TRANSPORT, INC. ("Cam") (Carolina, Keystone, Gulf Line, Five Star and Cam, hereinafter, collectively, referred to as "Borrowers" or individually as "Borrower"), US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and FIRSTAR BANK N.A., a national banking association ("Lender").

                                 PRELIMINARY STATEMENT:

         All Borrowers, other than Cam, have previously entered into a Loan Agreement with Lender dated April 18, 2000, which was amended by Amendment to Loan Agreement dated June 9, 2000 ("Loan Agreement"). Lender has agreed to further amend such Loan Agreement to do the following: (i) establish a separate line of equipment financing in the amount of $500,000, (ii) increase the amount of the Revolving Loan Commitment therein from $3,500,000 to $5,500,000, and
(iii) add Cam as a Borrower, all on the terms and conditions hereinafter set forth. Capitalized terms not defined herein shall have the meanings ascribed to such terms in the Loan Agreement as amended hereby.

         NOW, THEREFORE, it is hereby agreed as follows:

1. Each of Borrowers and Guarantor represent and warrant that no Event of Default or Incipient Default exists or will occur as a result of any Advance and that each of their representations and warranties set forth in the Loan Instruments is true and correct as of the date hereof, except to the extent that any such representations or warranties relate to an earlier date. Cam hereby agrees to all of the terms and conditions as set forth in the Loan Agreement as amended hereby and assumes the obligations of Borrowers thereunder jointly and severally with the other Borrowers and agrees to be bound by all of the terms or covenants, agreements and conditions, thereof as the same apply to Borrowers.

2. The parties hereby agree to amend and restate the following definitions of the following terms in Section 1.1 and to add as defined terms in the Loan Agreement those terms set forth below not defined in Section 1.1 of the Loan Agreement prior to the date hereof to read in their entirety as follows:

                  Advance: means any advance of the Revolving Loan or Equipment Loan as the case may be.

                  Borrowers: means Carolina National Transportation, Inc., an Indiana Corporation, Keystone Lines, a California corporation, Gulf Line Transport, Inc., an Indiana corporation, Five Star Transport, Inc., an Indiana Corporation, Cam Transport, Inc., an Indiana corporation and such other entities owned or controlled by any of the foregoing or US 1 Industries, Inc., which elects in writing to be designated as a Borrower hereunder in a writing on terms satisfactory to Lender and as to which Lender elects to extend credit hereunder.

                  Certificated Collateral: any equipment purchased with proceeds of the Equipment Loan which is covered by title issued under a statute of a state under the law of which indication of a security interest on the certificate of title is required as a condition of perfection.

                  Equipment Loan: means the Loan made by Lender to Borrowers pursuant to Section 2.1A hereof.

                  Equipment Loan Commitment: $500,000

                  Equipment Loan Maturity Date:  means the earlier of (i)
                  May 15, 2002, or (ii) the date on which Borrowers' obligations are accelerated pursuant to this Loan Agreement;

                  Equipment Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Equipment Loan Commitment, dated as of the December 7, 2000, in form and substance satisfactory to Lender.

                  Loan Instruments:

(i)      Loan Agreement;

(ii)     Revolving Loan Note;

(iii)    Equipment Loan Note

(iv)     Corporate Guaranty;

(v)      Security Instruments;

(vi)     Closing Certificate;

(vii)    Subordination Agreements

(viii)   Uniform Commercial Code financing statements required by Lender;

(ix)     Personal Guaranties; and

(x) such other instruments and documents as Lender reasonably may require in connection with the transactions contemplated by this Loan Agreement;

         as the same may be amended and/or restated from time to time, including but without limitation as amended by or pursuant to that certain Amendment to Loan Agreement dated June 9, 2000, and that certain Second Amendment to Loan Agreement dated December 7, 2000.

                  "Interest Rate: with respect to the Revolving Loan , the interest which the Revolving Loan bears, other than during a Default Rate Period, as provided in subsection 2.3.1(a) hereunder; with respect to the Equipment Loan, the interest which the Equipment Loan bears, other than during a Default Rate Period, as provided in subsection 2.3.1(b) hereunder

                  Personal Guarantees: the individual guarantees of Michael Kibler and Harold Antonson limited to $1,500,000 per guaranty.

                  Purchase Date:   the date or dates of purchase of any
                  equipment purchased with Advances from the Equipment Loan under Section 2.1A.

                  Revolving Loan Commitment:  $5,500,000.

                  Revolving Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of the Closing Date, as amended and restated as of June 9, 2000, and as further amended and restated as of December 7, 2000."

3. Article II of the Loan Agreement is hereby amended by the insertion of the following as Section 2.1A between Sections 2.1 and 2.2:

         "2.1.A   Equipment Loan.

                  2.1.A.1           Amount and Disbursement.

                           Upon the terms and subject to the conditions herein
                  set forth, Lender agrees to make Advances of the Equipment Loan to Borrowers from time to time from the Closing Date to March 15, 2001, in an aggregate amount outstanding at any one time not in excess of the Equipment Loan Commitment. Lender may remit Advances of the Equipment Loan directly to the equipment seller. Each of Borrowers shall remain jointly and severally liable with the other Borrowers for the repayment of all such Advances of the Equipment Loan with interest.

                  2.1A.2            Equipment Loan Note.

                           The Equipment Loan shall be evidenced by the
                  Equipment Loan Note.

                  2.1A.3            Reborrowing.

                           Subject to the conditions set forth in this Section
                  2.1A, Borrowers may from time to time prior to the March 15, 2001, reborrow all or any portion of any Advance of the Equipment Loan which is repaid.

                  2.1A.4            Conditions of Advances of the Equipment
                  Loan.

                           The obligation of Lender to disburse any Advance of
                  the Equipment Loan is subject to the satisfaction of the following conditions precedent:

                                    (a)     no Event of Default or Incipient
                                            Default shall exist or would be
                                            created by the making of and such
                                            Advance;

                                    (b)     each such Advance shall be in a
                                            minimum amount of $1,000;

                                    (c)     not less than ten (10) days prior
                                            to the estimated Purchase Date,
                                            Lender shall have:

                                            (i)  received a written request in
                                                 a form satisfactory to Lender
                                                 requesting an Advance on the
                                                 Equipment Loan

                                            (ii) received and approved of a
                                                 copy of the purchase agreement
                                                 and all other agreements or
                                                 instruments relating to the
                                                 purchase of any equipment to
                                                 be purchased with such Advance
                                                 and shall have received any
                                                 other information which Lender
                                                 may request as to any such
                                                 equipment, including without
                                                 limitation UCC, judgment and
                                                 tax lien searches, invoices,
                                                 bills of sale, certificates of
                                                 title and other document
                                                 reports as Lender may request
                                                 establishing good title in the
                                                 Seller of the equipment to be
                                                 purchased free and clear of
                                                 all encumbrances and that
                                                 Lende's security interest
                                                 therein when perfected will be
                                                 a first Lien.

                                            (iii)approved the purchase of such
                                                 equipment, which approval
                                                 shall not be unreasonably
                                                 withheld

                                    (d)     on the applicable Purchase Date,
                                            each of Borrowers' and Guarantor's
                                            representations and warranties set
                                            forth in the Loan Instruments shall
                                            be true and correct in all material
                                            respects when made and at and as of
                                            the time of the Purchase Date,
                                            except to the extent that any such
                                            representations and warranties
                                            expressly relate to an earlier date;

                                    (e)     delivery to Lender of the original
                                            certificate(s) of title as to any
                                            Certificated Collateral with the
                                            appropriate endorsements and
                                            indications thereof of the security
                                            interest in favor of Lender;

                                    (f)     Borrower shall have paid or made
                                            available in a manner satisfactory
                                            to Lender the balance due for the
                                            purchase of the equipment to be
                                            purchased;

                                    (g)     the amount of any Advance of the
                                            Equipment Loan shall be limited to
                                            eighty percent (80%) of the
                                            purchase price for the equipment to
                                            be purchased with the proceeds of
                                            such Advance."

4. Sections 2.2, 2.3 and 2.4 of the Loan Agreement are hereby amended and restated in their entirety to read as follows:

         "2.2     Use of Proceeds of the Revolving Loan and Equipment Loan.

                  The proceeds of the Revolving Loan shall be used (i) to refinance Borrower's and Guarantor's secured loan obligations to Lender; (ii) for Borrowers' working capital; and (iii) to pay related transactions costs. The proceeds of the Equipment Loan shall be used to purchase equipment for use in Borrowers' trucking businesses.

         2.3               Interest.

                           2.3.1    Interest Rate.

                                    (a)     The Principal Balance of the
                                            Revolving Loan shall bear interest
                                            from the date hereof through
                                            December 31, 2000, in an amount
                                            equal to (i) the Prime Rate in
                                            effect from time to time plus (ii)
                                            0.5% per annum.  Thereafter, such
                                            Principal Balance shall bear
                                            interest at a rate determined as
                                            follows:


If the ratio of Unsubordinated           The interest rate charged effective the
Indebtness to the sum of Tangible        first day of the next quarter shall be
Net Worth plus Subordinated              equal to:
Indebtedness is:
Greater than or equal to 4.0 to 1.0      The Prime Rate in effect from time to
                                         time plus 0.5% per annum

Between 3.01 and 3.99 to 1.0             The Prime Rate in effect from time to
                                         time plus 0.25% per annum

Less than or equal to 3.0 to 1.0         The Prime Rate in effect from time to
                                         time provided, however, that during a
                                         Default Rate Period, Borrowers'
                                         Obligations shall bear interest at the
                                         applicable Default Rate.

                                    (b)     The principal balance of the
                                        Equipment Loan shall bear interest in
                                        an amount equal to:

                                        (i) the Prime Rate in effect from time
                                        to time; plus (ii) 1% per annum,
                                        provided, however, that during a
                                        Default Rate Period, Borrowers'
                                        Obligations shall bear interest at the
                                        applicable Default Rate.

                           2.3.2    Interest Computation.

                                    Interest shall be computed on the basis of
                          a year consisting of 360 days and charged for the actual number of days during the period for which interest is being charged. In computing interest, the Funding Date shall be included and the date of payment shall be excluded.

                           2.3.3    Maximum Interest.

                                    Notwithstanding any provision to the
                           contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Borrowers to Lender in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interes"). f any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Loan Agreement or any other Loan Instrument, then in such event (i) Borrowers shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, at Lender's option, (A) applied to the Principal Balance or the repayment of the Principal Balance of the Equipment Loan, as approved, or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Loan Agreement and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Borrowers shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Borrowers shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this subsection 2.3.3 again shall apply.

                           2.3.4    Increased Costs.

                                    If, after the Closing Date, either (i) any
                           change in or in the interpretation of any law or regulation is introduced (other than changes in taxation of the net income of Lender), including, without limitation, with respect to reserve requirements applicable to Lender, (ii) Lender complies with any future guideline or request from any central bank or other Governmental Body proposed or promulgated after the Closing Date or (iii)
                           Lender determines that the adoption of any applicable law, rule or regulation (other than changes in taxation of the net income of Lender) regarding capital adequacy or any change therein, or any change in the interpretation or administration thereof by any Governmental Body, central bank or comparable agency charged with the interpretation or administration thereof announced after the Closing Date has or would have the effect described below, or Lender complies with any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Body, central bank or comparable agency announced after the Closing Date and in case of any event set forth in this clause (iii), such adoption, change or compliance has or would have the direct or indirect effect of reducing the rate of return on any of Lender's capital as a consequence of its obligations hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material, and any of the foregoing events described in clauses (i), (ii) or (iii) increases the cost to Lender of (A) funding or maintaining the Revolving Loan or the Revolving Loan Commitment or the Equipment Loan or the Equipment Loan Commitment or (B) issuing, causing the issuance of making or maintaining any Letter of Credit, or reduces the amount receivable in respect thereof by Lender, then Borrowers shall upon demand by Lender at any time within 180 days after the date on which an officer of Lender responsible for overseeing this Loan Agreement knows or has reason to know of its right to additional compensation under this Section 2.3.4, pay to Lender additional amounts sufficient to reimburse Lender against such increase in cost or reduction in amount receivable; provided, however, such entity shall only be entitled to additional compensation for any such costs incurred from and after the date that is 30 days prior to the date Borrowers receive such demand. A certificate as to the amount of such increased cost, and setting forth in reasonable detail the calculation thereof, shall be submitted to Borrowers by Lender, and shall be conclusive absent manifest error. Lender will promptly notify Borrowers of any event of which it has knowledge that would entitle Lender to additional compensation under this subsection 2.3.4. Lender shall not request any additional compensation under this subsection 2.3.4 unless it is generally making similar requests of other borrowers similarly situated, and Lender agrees to use a reasonable basis for calculating amounts allocable to the Revolving Loan Commitment and Equipment Loan Commitment.

         2.4      Principal and Interest Payments.

                           2.4.1    Interest.

                                    (a)     Interest on  the Revolving Loan
                                            shall be payable monthly in arrears
                                            on the first Business Day of each
                                            month beginning with May 1, 2000.

                                    (b)     Interest on the Equipment Loan
                                            shall be payable monthly in arrears
                                            commencing January 1, 2001, with a
                                            final payment due on the Equipment
                                            Loan Maturity Date.

                           2.4.2    Principal.

                                    (a)     The Principal Balance of the
                                            Revolving Loan, together with all
                                            other sums due to Lender pursuant
                                            to the terms of the Loan
                                            Instruments, shall be due and
                                            payable in full on the Revolving
                                            Loan Maturity Date.

                                    (b)     The unpaid principal balance of the
                                            Equipment Loan shall be due and
                                            payable as follows:  the amount of
                                            such unpaid principal balance
                                            divided by sixty (60) shall be
                                            payable each month on the 15th day
                                            of the month commencing March 15,
                                            2001, and on the 15th day of each
                                            month thereafter with any unpaid
                                            balance of such principal balance
                                            of the Equipment Loan becoming due
                                            and payable, if not sooner paid, on
                                            the Equipment Loan Maturity Date.

         2.5      Mandatory Prepayments of the Revolving Loan.

                  If at any time or for any reason, Borrowers' Obligations (less the unpaid principal balance of the Equipment Loan and any interest accrued and unpaid on the Equipment Loan) exceeds the Revolving Loan Commitment or, if for any reason, Borrowers' Obligations (less the unpaid principal balance of the Equipment Loan and any interest accrued and unpaid on the Equipment Loan)exceeds the availability requirements set forth in Section 2.1.4(e) hereof (any such excess being referred to herein as an "Overadvance"), Borrowers shall immediately pay to Lender, in Good Funds, the amount of such Overadvance.

5. The third sentence of Section 5.5 of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

                  "Upon the proper filing with the appropriate Governmental Bodies of appropriate Uniform Commercial Code financing statement in the case of Collateral other than Certificated Collateral, and upon filing of the properly executed and notarized certificate of title with the appropriate Governmental Bodies in the case of Certificated Collateral, the applicable Loan Instruments will create valid and perfected first Liens in the Collateral, subject only to Permitted Prior Liens."

6. Section 7.16 of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

         "7.16    Unsubordinated Indebtedness to Tangible Net Worth Ratio.

         Permit the ratio of Unsubordinated Indebtedness to the sum of Tangible Net Worth plus Subordinated Indebtedness to exceed 4.5 to 1 from the date hereof through June 30, 2001, or permit such ratio to exceed 4 to 1 after June 30, 2001."

7. Section 7.18 of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

        "7.18    Minimum Net Worth.  Fail to maintain Tangible Net Worth plus
         Permitted Subordinated Indebtedness of at least $1,000,000, from the date hereof until December 31, 2000, or to maintain Tangible Net Worth plus Permitted Subordinated Indebtedness of at least $1,750,000 from and after December 31, 2000."

8. Section 8.2 of the Loan Agreement is hereby amended by the insertion of words "and Equipment Loan Commitment" after the words"Revolving Loan Commitment" in the second line of subparagraph (a) and the third line of subparagraph (b) thereof.

9. Subsection 10.1.1 of the Loan Agreement is hereby amended by insertion of the words "and Equipment Loan" after the words "Revolving Loan" in the seventh line of such subsection 10.1.1.

10. Section 11.2 of the Loan Agreement is hereby amended by the insertion of the words "Equipment Loan" after the words "Revolving Loan" in the third line thereof and the words"Revolving Loan Note and Equipment Loan Not" for the words "a Revolving Note" in the third and ninth lines of Section 11.2.

11.      Lender hereby consents to the following:

                  (a) The pledge of accounts receivable of Borrowers and Guarantor to secure Permitted Subordination Indebtedness to August Investments and Michael Kibler and Harold Antonson, as provided in the attached Amendments to Subordination Agreement as Exhibit "H-1" and "H-2", provided the lien created thereby shall, in each case, be junior to the respective liens in favor of Lender securing Borrower' Obligations and the obligations of the guarantors under the Personal Guarantees and the Corporate Guaranty.

                  (b) The increase in Permitted Subordinated Indebtedness under the Loan Agreement to $4,635,043.

12. Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than Lender:

                  (i) Second Amended and Restated Revolving Loan Note in the form attached hereto as Exhibit "A"
                           ("Amended Not");

                  (ii)     Equipment Loan Note attached hereto as Exhibit"B";

                  (ii) Security Agreement executed by Cam and attached hereto as Exhibit "C");

                  (iii) Acknowledgements (Security Agreement) executed by Guarantor and Borrowers other than Cam in the forms attached hereto as Exhibits "D-1", "D-2", "D-3", "D-4" and "D-5";

                  (iv) Uniform Commercial Code Financing Statements executed by Cam in the forms attached hereto as Exhibit "E-1" and "E-2";

                  (v) Amended and Restated Personal Guaranties of Michael Kibler and Harold Antonson in the forms and attached hereto as Exhibit "F-1" and "F-2";

                  (vi) Amended and Restated Corporate Guaranty of US 1 Industries, Inc. in the form attached hereto as Exhibit "G";

                  (vii) Certified Resolutions of the Board of Directors of the respective Borrowers and Guarantors authorizing the execution and delivery and performance of this Amendment and other documents referred to herein;

                  (viii) Amendments to Subordination Agreement in the forms attached hereto as Exhibits "H-1" and "H-2"; and

                  (ix) Acknowledgements (Subordinated Debt) in the form attached hereto as Exhibit "I-1" or "I-2"; and

                  (ix) An opinion letter from the law firm of Borrowers' counsel in a form reasonably satisfactory to Lender's counsel regarding authorization, execution and delivery of this Amendment and the documents referenced herein.

                  (x) Articles of Incorporation of each of Borrowers and Guarantor certified as of date not earlier than December 1, 2000.

13. Borrowers shall pay to Lender a fee of $10,000 upon the execution hereby with respect to the transactions contemplated herein. In addition, Borrowers shall reimburse Lender for all of Lende's out-of-pocket costs related to the transaction contemplated herein, including without limitation any lien searches ordered by Lender's counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

14. From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

15. Except as expressly amended hereby, the terms and conditions of the Loan Agreement as originally set forth therein shall remain in full force and effect.

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

         By: _____________________________

         Name: ___________________________

         Title: ____________________________


         FIVE STAR TRANSPORT, INC., an Indiana corporation

         By: _____________________________

         Name: ___________________________

         Title: ____________________________


         CAM TRANSPORT, INC., an Indiana corporation

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

         Title: ____________________________


         FIRSTAR BANK N.A., a national banking association

         By: _____________________________

         Name: Craig B. Collinson
         Title: Senior Vice President

                               -4-
                            EXHIBIT "A"

                        REVOLVING LOAN NOTE $5,500,000.00
Dated as of April 18, 2000
Chicago, Illinois
Amended and Restated as of June 12, 2000
Further Amended and Restated as of December 7, 2000


         FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina") KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star") and CAM TRANSPORT, INC., an Indiana corporation (Carolina, Keystone, Gulf Line, Five Star and Cam hereinafter collectively referred to as "Maker")), hereby promise, jointly and severally, to pay to the order of FIRSTAR BANK N.A., a national banking association ("Lender"), the principal sum of FIVE MILLION FIVE HUNDRED THOUSAND AND NO/100ths DOLLARS ($5,500,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000, and further amended as of the date hereof (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Lender, Maker and US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

         Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interes"). If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Revolving Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be,
(A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Revolving Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.

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

         The Revolving Loan Note amends and restates, in its entirety, a Revolving Loan Note dated June 12, 2000, in the principal face amount of $3,500,000 made by Borrowers and payable to the order of Lender, which amended and restated a Revolving Loan Note dated April 18, 2000.

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

By: ______________________________

Name: ____________________________

Title: _____________________________


FIVE STAR TRANSPORT, INC., an Indiana corporation

By: _______________________________

Name: _____________________________

Title: ______________________________


CAM TRANSPORT, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                                 -4-
                             EXHIBIT"B"

                        EQUIPMENT LOAN NOTE

$500,000.00
Dated as of December 7, 2000
Chicago, Illinois


         FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star") and CAM TRANSPORT, INC., an Indiana corporation (Carolina, Keystone, Gulf Line, Five Star and Cam hereinafter collectively referred to as "Make")), hereby promise, jointly and severally, to pay to the order of FIRSTAR BANK N.A., a national banking association ("Lender"), the principal sum of FIVE HUNDRED THOUSAND AND NO/100ths DOLLARS ($500,000.00), or, if less, the aggregate unpaid amount of the Equipment Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000, and further amended as of the date hereof (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Lender, Maker and US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

         This Equipment Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.

         The principal balance of this Equipment Loan Note ("Principal Balance") shall bear interest at the per annum rate of interest set forth in subsection 2.1A.6 of the Loan Agreement.

         Accrued and unpaid interest on, and the Principal Balance of, this Equipment Loan Note shall be paid in the manner set forth in Section 2.1A.7 of the Loan Agreement.

         Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.

         During a Default Rate Period, the Principal Balance shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.

         Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.

         This Equipment Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.

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

         Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest"). If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Equipment Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be,
(A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Equipment Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.

         If any suit or action is instituted or attorneys are employed to collect this Equipment Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.

         Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment ofthis Equipment Loan Note, and expressly agrees that this Equipment Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

         This Equipment Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles. All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.

         Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Equipment Loan Note shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.

          Maker acknowledges and agrees that any controversy which may arise under this Equipment Loan Note would be based upon difficult and complex issues and, therefore, Maker agrees that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.

         This Equipment Loan Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.

         This Equipment Loan Note shall be binding upon Maker and upon Maker's successors and assigns, and shall inure to the benefit of the successors and permitted assigns of Lender. If more than one party shall sign this Equipment Loan Note as Maker, their obligations hereunder as Maker shall be joint and several.

         In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any Governmental Body, this Equipment Loan Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.

         Time for the performance of Maker's obligations under this Equipment Loan Note is of the essence.

         This Equipment Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.

         IN WITNESS WHEREOF, this Equipment Loan Note has been executed and delivered by Maker by its duly authorized officer on the date first set forth above.

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

By: ______________________________

Name: ____________________________

Title: _____________________________


FIVE STAR TRANSPORT, INC., an Indiana corporation

By: _______________________________

Name: _____________________________

Title: ______________________________



CAM TRANSPORT, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                             -12-
                           EXHIBIT "C"

                      SECURITY AGREEMENT

         This SECURITY AGREEMENT, dated as of December 7, 2000, is between CAM TRANSPORT, INC., a Indiana corporation, ("Borrower"), and FIRSTAR BANK N.A., a national banking association ("Lender").

                         Preliminary Statement:

A. Borrower, CAROLINA NATIONAL TRANSPORTATION, INC., GULF LINE TRANSPORT, INC. and FIVE STAR TRANSPORT, INC. ("Other Borrowers") and US 1 INDUSTRIES, INC. ("Guarantor") and Lender have entered into a Second Amendment to Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant and subject to the terms and conditions of which Lender has agreed to make loans and other financial accommodations to Borrower and Other Borrowers.

B. One of the conditions precedent to Lender's obligations under the Loan Agreement is that Borrower shall have executed and delivered this Security Agreement to secure the payment and performance of Borrowers' Obligations.

         NOW, THEREFORE, in order to induce Lender to make Advances, and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto hereby agree as follows:

1. Definitions. All terms used herein which are defined in the Illinois Uniform Commercial Code (the "Code") shall have the same meaning herein as in the Code unless the context in which such terms are used herein indicates otherwise. All capitalized terms used but not elsewhere defined in this Security Agreement shall have the respective meanings ascribed to such terms in the Loan Agreement.
         As used herein, the following terms shall have the following meanings:

         Intellectual Property Collateral: collectively, the Patent Collateral and the Trademark Collateral.

         Patent Collateral: shall mean all (i) letters patent and applications for letters patent of Borrower throughout the world, including all patent applications of Borrower in preparation for filing anywhere in the world, (ii) patent licenses of Borrower, (iii) reissues, divisions, continuations, continuations-in-part, extensions, renewals and reexaminations of any Patent Collateral and (iv) all proceeds of, and rights associated with, the foregoing (including licenses, royalties and proceeds of infringement suits), the right of Borrower to sue third parties for past, present and future infringements of any patent or patent application, and for breach or enforcement of any patent license of Borrower, and all rights corresponding thereto throughout the world.

         Trademark Collateral: shall mean all (i) trademarks, trade names, corporate names, company names, business names, fictitious business names, trade dress, service marks, certification marks, collective marks, logos, other sources of business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and general intangibles of a like nature of Borrower (each of the foregoing items referred to as a "Trademark"), now existing anywhere in the world or hereafter adopted or acquired, whether currently in use or not, all registrations and recordings thereof and all applications in connection therewith, whether pending or in preparation for filing, including registrations, recordings and applications in the United States Patent and Trademark Office and any foreign country, (ii) all Trademark licenses of Borrower, (iii) all reissues, extensions or renewals of any of the items described in clauses (i) and (ii) above, (iv) all of the goodwill of the business connected with the use of, and symbolized by the items described in clauses (i) and (ii) above, and (v) all proceeds of, and rights associated with, the foregoing, including any claim by Borrower against third parties for past, present or future infringement or dilution of any Trademark, Trademark registration or Trademark license, or for any injury to the goodwill associated with the use of any such Trademark or for breach or enforcement of any Trademark license.

2.       Security Interests. In order to secure Borrowers' Obligations,
         Borrower hereby grants to Lender a security interest in all Property of
          Borrower, whether now owned or hereafter acquired, and all addi ions and accessions thereto, including, without limitation, the Property described below:

2.1 Goods, Machinery, Equipment and Inventory. All of Borrower's goods, machinery, equipment and inventory, wherever located, and all additions and accessions thereto or replacements thereof, including, but not limited to, all machinery, inventory and equipment of any and every kind and description comprising, belonging to or used in connection with the operation of the business of Borrower (collectively, the "Tangible Collateral");

2.2 Accounts, General Intangibles. All of Borrower's accounts, contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations) which permit or pertain to the operation of the business of Borrower, and all of Borrowe's Intellectual Property Collateral, Operating Agreements, income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts (collectively, the "Intangible Collateral").

2.3 Proceeds. All proceeds (including proceeds of insurance, eminent domain and other governmental taking and tort claims) and products of the Property described in Sections 2.1 and 2.2 above; and

2.4 Books and Records. All of the books and records pertaining to the Property described in Sections 2.1, 2.2 and 2.3 above.

All of the Property described above hereinafter is referred to collectively as the "Collateral." The security interest of Lender in the Collateral shall be superior and prior to all other Liens except Permitted Prior Liens.

3. Representations and Warranties. Borrower hereby represents and warrants to Lender as follows:

3.1 Ownership of Collateral. It is the owner of all of the Collateral free from any Lien except for Permitted Liens, except the portion thereof consisting of after-acquired Property, and Borrower will be the owner of such after-acquired Property, free from any Lien except for Permitted Liens.

3.2 Places of Business. There is listed on Exhibit A hereto the location of the chief executive office of Borrower, all of the other places of business of Borrower and all locations where the Tangible Collateral and the books and records of Borrower are kept. Except as described in Exhibit A, none of the Collateral is in the possession of any consignee, bailee, warehouseman, agent or possessor.

3.3 Trade or Assumed Names. Borrower has not used any trade or assumed names during the six years preceding the date hereof.

3.4 Financing Statements. Except for the financing statements of Lender and the financing statements pertaining to the Permitted Senior Indebtedness Liens, if any, no financing statement covering any Collateral or any portion or proceeds thereof is on file in any public office.

3.5 Intangible Collateral. The Intangible Collateral hereunder represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower's knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower's knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable, (iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable. Borrower owns directly, or is to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower's businesses. Except as set forth in the Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual Property Collateral of Borrower.

3.6 Tangible Collateral-Personal Property. All Tangible Collateral at all times shall be considered personal property.

3.7 Accounts. Each existing Account constitutes, and each hereafter arising Account will constitute, to the best of Borrower's knowledge, the legally valid and binding obligation of the account debtor obligated to pay the same. The amount represented by Borrower to Lender as owing by each account debtor is, or will be, the correct amount actually and unconditionally owing, except for normal cash discounts and allowances where applicable. To the best of Borrower's knowledge, no account debtor has any defense, set-off, claim or counterclaim against Borrower that can be asserted against Lender, whether in any proceeding to enforce Lender's rights in the Collateral or otherwise. None of the Accounts is, nor will any hereafter arising Account be, evidenced by a promissory note or other instrument other than a check, unless delivered to Lender with appropriate endorsements.

3.8 Inventory. No Inventory is subject to any licensing, patent, trademark, trade name or copyright agreement with any Person that restricts Borrower's ability to manufacture and/or sell the Inventory other than territorial restrictions not materially adverse to the Borrower or its business.

4. Affirmative Covenants. Until all of Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will:

4.1 Taxes. Pay promptly when due all taxes, levies, assessments and governmental charges upon and relating to any of the Property, income or receipts of Borrower or otherwise for which Borrower is or may be liable, except to the extent that the failure to pay any of such taxes, levies, assessments or charges is permitted by the Loan Agreement.

4.2 Insurance. At its sole expense, keep the Collateral insured against loss or damage by insurance policies which shall be in such form, with such companies and in such amounts as may be reasonably satisfactory to Lender and otherwise comply with the provisions of Section 6.6 of the Loan Agreement.

4.3      Tangible Collateral.

4.3.1 Good Repair. Keep the Tangible Collateral in good working order and repair and make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof at all times shall be maintained and preserved.

4.3.2 Insurance Requirements. Maintain the Tangible Collateral at all times in accordance with the requirements of all insurance carriers which provide insurance with respect to such Tangible Collateral so that such insurance shall remain in full force and effect.

4.3.3 Certificates of Title. Upon the request of Lender (i) promptly deliver to Lender all certificates of title pertaining to the Tangible Collateral and (ii) take all actions reasonably requested by Lender to cause the Lien granted to Lender hereunder to be noted on such certificates of title.

4.3.4 Use of Collateral. Use the Tangible Collateral in material compliance with all statutes, regulations, ordinances, requirements and regulations and all judgments, orders, injunctions and decrees applicable thereto, and all other federal, state and local laws.

4.4      Intangible Collateral.

4.4.1 Payments. Make all payments and perform all acts reasonably necessary to maintain and preserve the Intangible Collateral, including, without limitation, filing of documents, renewals or other information with any Governmental Body or any other Person.

4.4.2 Delivery of Instruments and Letters of Credit. Upon the request of Lender, promptly deliver to Lender the original executed copies of all instruments and letters of credit which constitute part of the Intangible Collateral, together with such endorsements, assignments and other agreements as Lender may request in order to perfect the Security Interests.

4.4.3 Accurate Records. At all times keep accurate and complete records of payment and performance by Borrower and other Persons of their respective obligations with respect to the Intangible Collateral and permit Lender or any of its agents tocall at Borrower's place of business without hindrance or delay to inspect, audit, check or make extracts from the books, records, correspondence or other data relating to the Intangible Collateral in accordance with the provisions of the Loan Agreement.

4.4.4 Verification of Indebtedness. Upon request of Lender after the occurrence and during the continuation of an Event of Default, permit Lender itself, at any time, in the name of Lender or Borrower, to verify directly with the obligors the indebtedness due Borrower on any account or other item of Intangible Collateral.

4.4.5 Defaults, Other Claims. Immediately inform Lender of any default in payment or performance by Borrower or any other Person of any obligation with respect to the Intangible Collateral or of claims made by others in regard to the Intangible Collateral, if either of which could have a Material Adverse Effect.

4.4.6 Ownership of Intellectual Property Collateral. Notify Lender immediately if it knows, or has reason to know, that any application or registration relating to any material item of its Intellectual Property Collateral may become abandoned or dedicated to the public or placed in the public domain or invalid or unenforceable, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States Copyright Office or any foreign counterpart thereof or any court) regarding Borrowe's ownership of any of its Intellectual Property Collateral, its right to register the same or to keep and maintain and enforce the same.

4.4.7 Maintenance of Intellectual Property Collateral. Take all necessary steps, including in any proceeding before the United States Patent and Trademark Office, the United States Copyright Office or any similar office or agency in any country or any political subdivision thereof, to maintain and pursue any application (and to obtain the relevant registration) filed with respect to, and to maintain any registration of, its Intellectual Property Collateral, including the filing of applications for renewal, affidavits of use, affidavits of incontestability and opposition, interference and cancellation proceedings and the payment of fees and taxes.

4.5 Collection of Proceeds. Use commercially reasonable efforts to collect the proceeds of indebtedness owing to Borrower by any Person under any instrument or by any Account Debtor with respect to any account, contract right, chattel paper or general intangible.

4.6 Financing Statements, Further Assurances. Concurrently with the execution of this Security Agreement, and from time to time hereafter as requested by Lender, execute and deliver to Lender such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents, in form satisfactory to Lender, as Lender may require to perfect and continue in effect the Security Interests, to carry out the purposes of this Security Agreement and to protect Lende's rights hereunder. Borrower, upon demand, shall pay the cost of filing all such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents.

5. Negative Covenants. Until all of Borrowe's Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will not:

5.1 Sales and Transfer of Collateral. Sell, lease, assign, license or otherwise dispose of any of the Collateral, except as maybe permitted by and in accordance with the applicable provisions the Loan Agreement.

5.2 Places of Business. Borrower shall not change the location of (i) Borrower's (A) chief executive office or (B) books and records or (ii) any Tangible Collateral, in each case without first giving Lender at least 30 days' advance written notice thereof and having taken any and all action reasonably requested by Lender to maintain and preserve the first perfected Lien in favor of Lender on all Property thereof free and clear of any Lien whatsoever except for Permitted Liens.

5.3 Installation of Tangible Collateral. Permit any of the Tangible Collateral to be installed, affixed or attached to the real estate of Borrower or any other Person so as to become a part thereof or become in any sense a fixture not otherwise pledged to Lender.

5.4 Bailees. Permit any Collateral to be in the possession or control of any warehouseman, bailee or processor without Lender's prior written consent and unless Lender has received warehouse receipts or bailee letters satisfactory to Lender prior to such possession or control.

5.5 Licenses of Intellectual Property. Sell, transfer, assign or grant any exclusive license with respect to the Intellectual Property Collateral to an Affiliate of Borrower or otherwise take any action with respect to its Intellectual Property Collateral in violation of any term or provision of the Loan Agreement.

5.6 Trademark Collateral. Permit, and permit any of its licensees to, unless Borrower shall either (i) reasonably and in good faith determine that any of its Trademark Collateral is of negligible economic value to Borrower or (ii) have a valid business purpose to do otherwise: (A) fail to continue to use any of its Trademark Collateral in order to maintain all of its Trademark Collateral in full force free from any claim of abandonment for non-use, (B) fail to maintain as in the past the quality of products and services offered under all of its Trademark Collateral, (C) fail to employ all of its Trademark Collateral registered with any federal, state or foreign authority with an appropriate notice of such registration, (D) adopt or use any trademark which is confusingly similar or a colorable imitation of any of its Trademark Collateral except in compliance with applicable law,
         (E) use any of its Trademark Collateral registered with any federal, state or foreign authority except for the uses for which registration or application for registration of such Trademark Collateral has been made except in compliance with applicable law or (F) do or permit any act or knowingly omit to do any act whereby any of its Trademark Collateral may lapse or become invalid or unenforceable.

5.7 Patent Collateral. Unless Borrower shall either (i) reasonably and in good faith determine that any of its Patent Collateral is of negligible economic value to Borrower or (ii) have a valid business purpose to do otherwise, do any act, or omit to do any act, whereby any of Borrower's Patent Collateral may lapse or become abandoned or dedicated to the public or unenforceable.

6.       Protection of Collateral. In the event of any failure of Borrower to
         (i) maintain in force and pay for any insurance or bond which Borrower is required to provide pursuant to this Security Agreement or the other Loan Instruments, (ii) keep the Tangible Collateral in good repair and operating condition, (iii) keep the Collateral free from all Liens except for Permitted Liens, (iv) pay when due all taxes, levies and assessments on or in respect of the Collateral, except as permitted pursuant to the terms of Section 4.1 above, (v) make all payments and perform all acts on the part of Borrower to be paid or performed with respect to any of the Collateral, including, without limitation, all expenses of protecting, storing, warehousing, insuring, handling and maintaining the Collateral or (vi) keep fully and perform promptly any other of the obligations of Borrower under this Security Agreement or the other Loan Instruments, Lender, at its option, may (but shall not be required to) procure and pay for such insurance, place such Collateral in good repair and operating condition, pay or contest or settle such Liens or taxes or any judgments based thereon or otherwise make good any other aforesaid failure of Borrower. Borrower shall reimburse Lender immediately upon demand for all sums paid or advanced on behalf of Borrower for any such purpose, together with all costs, expenses and attorneys' fees paid or incurred by Lender in connection therewith and interest at the Default Rate on all sums so paid or advanced from the date of such payment or advancement until repaid to Lender. All such sums paid or advanced by Lender, with interest thereon, immediately upon payment or advancement thereof, shall be deemed to be part of Borrower's Obligations secured hereby.

7. Event of Default. Borrower shall be in default under this Security Agreement upon the occurrence of an Event of Default under the Loan Agreement.

8. Right of Lender to Contact Account Debtors. Lender shall have the right, from time to time, at Lender's discretion, to contact account debtors of Borrower and Guarantor to verify that Accounts are valid and not subject to setoff or counterclaim and to verify the creditworthiness of the account debtor.

9. Remedies Upon Default. Upon the occurrence and during the continuation of an Event of Default:

9.1 Rights of Lender. Lender shall have all of the rights and remedies of a secured party under the Code and all other rights and remedies accorded to Lender at equity or law, including, without limitation, the right to apply for and have a receiver appointed by a court of competent jurisdiction to manage, protect and preserve the Collateral, to continue operating the business of Borrower and to collect all revenues and profits thereof. Any notice of sale or other disposition of Collateral given not less than ten (10) days prior to such proposed action shall constitute reasonable and fair notice of such action. Lender may postpone or adjourn any such sale from time to time by announcement at the time and place of sale stated in the notice of sale or by announcement of any adjourned sale, without being required to give a further notice of sale. Any such sale may be for cash or, unless prohibited by applicable law, upon such credit or installment terms as Lender shall determine. Borrower shall be credited with the net proceeds of such sale only when such proceeds actually are received by Lender in Good Funds. Despite the consummation of any such sale, Borrower shall remain liable for any deficiency on Borrower's Obligations which remains outstanding following any such sale. All net proceeds received pursuant to a sale shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.

9.2 Assembly of Collateral. Upon the request of Lender, Borrower shall assemble and make the Collateral available to Lender at a place designated by Lender.

9.3 Proceeds. Borrower shall hold all proceeds of the Collateral collected by Borrower in trust for Lender, and, after Borrower receives notice from Lender, promptly after the receipt of the proceeds of Collateral, turn over such proceeds to Lender in the exact form in which they were received.

9.4 Other Rights. Lender, at its election, and without notice to Borrower, may:

9.4.1 Terminate Right of Collection. Terminate the rights of Borrower to collect the proceeds described in Section 8.3.

9.4.2 Notification. Notify the obligors under any instruments and the Account Debtors of any account, contract right, chattel paper or general intangible to make all payments directly to Lender.

9.4.3 Collection of Payments. Demand, sue for, collect or receive, in the name of Borrower or Lender, any money or Property payable or receivable on any item of Collateral.

9.4.4 Settlement. Settle, release, compromise, adjust, sue upon or otherwise enforce any item of Collateral as Lender may determine.

9.4.5 Mail of Borrower; Endorsement of Checks. For the purpose of enforcing Lender's rights under this Security Agreement, receive and open mail addressed to Borrower, and endorse notes, checks, drafts, money orders, documents of title or other forms of payment on behalf and in the name of Borrower.

All monies received by Lender pursuant to this Section 9 shall be applied by Lender in accordance with the applicable provisions of Section 8.4 of the Loan Agreement.

10. Power of Attorney. To effectuate the rights and remedies of Lender under this Security Agreement, Borrower hereby irrevocably appoints Lender as its attorney-in-fact, in the name of Borrower or in the name of Lender, (i) to execute and file from time to time financing statements, continuation statements, termination statements and amendments thereto, covering the Collateral, in form satisfactory to Lender and (ii) take all action and execute all documents referred to in Section 9.4 above. The power of attorney granted pursuant to this
         Section 10 is coupled with an interest and shall be irrevocable until all of Borrower's Obligations have been paid and performed in full and the Loan Agreement shall have been terminated.

11.      Certain Agreements of Borrower.

11.1 Waiver of Notice. Borrower hereby waives notice of the acceptance of this Security Agreement and, except as otherwise specifically provided in Section 9.1 and 9.3 above or in the Loan Agreement, all other notices, demands or protests to which Borrower otherwise might be entitled by law (and which lawfully may be waived) with respect to this Security Agreement, Borrower's Obligations and the Collateral.

11.2 Rights of Lender. Borrower agrees that Lender (i) shall have no duty as to the collection or protection of the Collateral or any income thereon, (ii) may exercise the rights and remedies of Lender with respect to the Collateral without resort or regard to other security or sources for payment and (iii) shall not be deemed to have waived any of the rights or remedies granted to Lender hereunder unless such waiver shall be in writing and shall be signed by Lender. Borrower and Lender acknowledge their intent that, upon the occurrence of an Event of Default, Lender shall receive, to the fullest extent permitted by law and governmental policy, all rights necessary or desirable to obtain, use or sell the Collateral, and to exercise all remedies available to Lender under the Loan Instruments, the Code or other applicable law. Borrower and Lender further acknowledge and agree that, in the event of changes in law or governmental policy occurring subsequent to the date hereof that affect in any manner Lender's rights of access to, or use or sale of, the Collateral, or the procedures necessary to enable Lender to obtain such rights of access, use or sale, Lender and Borrower shall amend the Loan Instruments, in such manner as Lender shall request, in order to provide Lender such rights to the greatest extent possible consistent with then applicable law and governmental policy.

11.3 No Delay, Single or Partial Exercise Permitted. No delay or omission on the part of Lender in exercising any rights or remedies contained herein shall operate as a waiver of such right or remedy or of any other right or remedy, and no single or partial exercise of any right or remedy shall preclude any other or further exercise thereof, or the exercise of any other right or remedy. A waiver of any right or remedy on any one occasion shall not be construed as a bar or waiver of any right or remedy on future occasions, and no delay, omission, waiver or single or partial exercise of any right or remedy shall be deemed to establish a custom or course of dealing or performance between the parties hereto.

11.4 Borrower to Remain Liable. Borrower hereby expressly agrees that, anything herein to the contrary notwithstanding, Borrower shall remain liable under each contract, agreement, interest or obligation assigned by Borrower to Lender hereunder to observe and perform all of the conditions and obligations to be observed and performed by Borrower thereunder, all in accordance with and pursuant to the terms and provisions thereof. The exercise by Lender of any of the rights assigned hereunder shall not release Borrower from any of its duties or obligations under any such contract, agreement, interest or obligation. Lender shall have no duty, responsibility, obligation or liability under any such contract, agreement, interest or obligation by reason of or arising out of the assignment thereof to Lender or the granting to Lender of a Security Interest therein or the receipt by Lender of any payment relating to any such contract, agreement, interest or obligation pursuant hereto, nor shall Lender be required or obligated in any manner to perform or fulfill any of the obligations of Borrower thereunder or pursuant thereto, or to make any payment, or to make any inquiry as to the nature or sufficiency of any payment received by Lender or the sufficiency of any performance of any party under any such contract, agreement, interest or obligation, or to present or file any claim, or to take any action to collect or enforce any performance of the payment of any amounts which may have been assigned to Lender, in which Lender may have been granted a Security Interest or to which Lender may be entitled at any time or times.

11.5 Grant of License to Use Intellectual Property Collateral. Borrower hereby grants to Lender, after the occurrence and during the continuance of an Event of Default, an irrevocable, nonexclusive license (exercisable without payment of royalty or other compensation to Borrower) to use, assign, license or sublicense any Intellectual Property Collateral, now owned or hereafter acquired by Borrower, and wherever the same may be located, including in such license reasonable access as to all media in which any of the licensed items may be recorded or stored and to all computer programs and used for the compilation or printout thereof.

12. Rights Cumulative. All rights and remedies of Lender pursuant to this Security Agreement, the Loan Agreement or otherwise, shall be cumulative and non-exclusive, and may be exercised singularly or concurrently.

13. Severability. In the event that any provision of this Security Agreement is deemed to be invalid by reason of the operation of any law or by reason of the interpretation placed thereon by any court or any other Governmental Body, this Security Agreement shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.

14. Notices. All notices and communications under this Security Agreement shall be in writing and delivered in the manner set forth in the Loan Agreement.

15. Successors and Assigns. This Security Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of Lender and Borrower.

16. Captions. The headings in this Security Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

17. Counterparts. This Security Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which, when taken together, shall be one and the same instrument.

18. Survival of Security Agreement; Termination. All covenants, agreements, representations and warranties made herein shall survive the execution and delivery of the Loan Agreement and shall continue in fall force and effect until Borrower's Obligations are paid and performed in full and the Loan Agreement shall have been terminated.

19. Governing Law. This Security Agreement shall be construed in accordance with and governed by the laws and decisions of the State Illinois, without regard to conflict of laws principles.

20. Jurisdiction and Venue. Borrower hereby agrees that all actions or proceedings initiated by Borrower and arising directly or indirectly out of this Security Agreement shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any other court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Borrower hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be served in the manner provided for notices herein, and agrees that service of such summons and complaint or other process or papers may be made by registered or certified mail addressed to Borrower at the address to which notices are to be sent pursuant to
         Section 11.1 of the Loan Agreement. Borrower waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should Borrower, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Borrower shall be deemed in default and an order and/or judgment may be entered by the court against Borrower as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Borrower set forth in this Section 19 shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Borrower hereby waives the right to collaterally attack any such judgment or action.

21. Waiver of Right to Jury Trial. Borrower acknowledges and agrees that any controversy which may arise under any of the Loan Instruments or with respect to the transactions contemplated thereby would be based upon difficult and complex issues and, therefore, the parties agree that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.

22. Time of the Essence. Time for the performance of Borrower's Obligations under this Security Agreement is of the essence.

23. Termination. This Security Agreement and the Liens and security interests granted hereunder shall not terminate until the full and complete performance and payment and satisfaction of Borrower's Obligations and the Loan Agreement shall have terminated, whereupon Lender shall release all such Liens and security interests in favor of Lender affecting the Collateral.

                   [remainder of this page intentionally left blank]

        IN WITNESS WHEREOF, this Security Agreement has been executed and delivered by the parties hereto by a duly authorized officer of each such party on the date first set forth above.

Address:                     CAM TRANSPORT, INC.,
1000 Colfax Street           an Indiana corporation
Gary, IN 46406
                             By: _____________________________
                             Name: ___________________________
                             Title: ____________________________



Address:                     FIRSTAR BANK N.A., a national banking association
30 N. Michigan Avenue
Chicago, IL 60602
                             By: _____________________________
                             Name: Craig B. Collinson
                             Title: Senior Vice President

                                EXHIBIT A

                     Location of Chief Executive Office,
                    Location of other Places of Business,
                      Location of Books and Records and
                     Locations of All Tangible Collateral


                       Location of Chief Executive Office
                                 1000 Colfax
                                  Gary, IN


                       Location of Other Places of Business
                                    NONE


                           Location of Books and Records
                                  1000 Colfax
                                   Gary, IN


                       Locations of All Tangible Collateral

                                [To be provided]

                               EXHIBIT "D-1"

                                ACKNOWLEDGEMENT
                             (Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is and defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies, which amount was increased to $3,500,000 by Amendment to Loan Agreement dated June 12, 2000 ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $5,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement and the Second Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $5,500,000, as amended and restated as of the date hereof and an Equipment Loan Note of even date herewith, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of December 7, 2000.

FIVE STAR TRANSPORT, INC.


By ______________________________

                               EXHIBIT "D-2"

                              ACKNOWLEDGEMENT
                            (Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies, which amount was increased to $3,500,000 by Amendment to Loan Agreement dated June 12, 2000 ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $5,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement and the Second Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $5,500,000, as amended and restated as of the date hereof and an Equipment Loan Note of even date herewith, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of December 7, 2000.

CAROLINA NATIONAL TRANSPORTATION, INC.


By ________________________________________

                            EXHIBIT "D-3"

                            ACKNOWLEDGEMENT
                          (Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies, which amount was increased to $3,500,000 by Amendment to Loan Agreement dated June 12, 2000 ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $5,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement and the Second Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $5,500,000, as amended and restated as of the date hereof and an Equipment Loan Note of even date herewith, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of December 7, 2000.

KEYSTONE LINES


By ______________________________

                               EXHIBIT "D-4"

                              ACKNOWLEDGEMENT
                            Security Agreement)


         The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrower and related companies, which amount was increased to $3,500,000 by Amendment to Loan Agreement dated June 12, 2000 ("Loan Agreement")). Borrower hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $5,500,000, and to make certain other changes to the terms thereof. Borrower acknowledges that Borrowers' Obligations as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement and the Second Amendment to Loan Agreement of even date herewith, and includes without limitation the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $5,500,000, as amended and restated as of the date hereof and an Equipment Loan Note of even date herewith, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of December 7, 2000.

GULF LINE TRANSPORT INC.


By ______________________________

                              EXHIBIT "D-5"

                              ACKNOWLEDGEMENT
                           (Security Agreement)


         The undersigned ("Guarantor") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Guarantor was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and certain of its subsidiaries ("Borrowers") and Lender providing for a loan facility in the principal amount of $2,000,000 in favor of the Borrowers, which amount was increased to $3,500,000 by Amendment to Loan Agreement dated June 12, 2000 ("Loan Agreement")), and Guarantor's obligations under that certain Corporate Guaranty in favor of Lender dated April 18, 2000, which is being amended and restated in its entirety as of the date hereof. Guarantor hereby acknowledges that as of the date hereof the Loan Agreement is being amended to increase the Revolving Loan Commitment provided for therein to $5,500,000, and to make certain other changes to the terms thereof. Guarantor acknowledges that "Borrowers' Obligations" as that term is used in the Loan Agreement and the Security Agreement means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement as of the Second Amendment to Loan Agreement of even date herewith, and that "Obligations" as that term is used in said Corporate Guaranty as amended and restated as of the date hereof includes without limitation to obligation to pay all amounts due under the Revolving Loan Note in the face amount of $5,500,000, as amended and restated in its entirety as of the date hereof, and an Equipment Loan Note of even date herewith, made by Borrowers and payable to Lender.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of December 7, 2000.

US 1 INDUSTRIES, INC.


By ______________________________

                         EXHIBIT "F-1"

                     Date: April 18, 2000
             Amended and Restated as of June 9, 2000
       Further Amended and Restated as of December 7, 2000


                        LIMITED GUARANTY

         The undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that (a) certain Revolving Loan Note, dated April 18, 2000, as amended and restated in its entirety as of June 9, 2000, and as further amended and restated as of December 7, 2000, executed by Carolina National Transportation, Inc., an Indiana corporation ("Carolina") Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport, Inc., an Indiana corporation ("Gulf Line"), Five Star Transport, Inc., an Indiana corporation ("Five Star") and Cam Transport, Inc., an Indiana corporation ("Cam")
(Carolina, Keystone, Gulf Line, Five Star and Cam hereinafter collectively referred to as "Borrowers") in the principal amount of $5,500,000 (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the "Revolving Note"), and (b) that certain Equipment Loan Note dated December 7, 2000, executed by Borrowers in favor of Lender in the principal amount of $500,000 (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the "Equipment Note", the Equipment Note and Revolving Note hereinafter referred to as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended as of June 9, 2000, and as further amended as of the date hereof between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrower's Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

         The undersigned waives notice of the acceptance of this Guaranty and of the extension or continuation of the Guaranteed Debt or any part thereof. The undersigned further waives presentment, protest, notice, demand or action on delinquency and any other formalities required to charge the undersigned with liability hereunder, in respect of the Guaranteed Debt or any part thereof, or otherwise to enforce payment thereof against any collateral securing the Guaranteed Debt or any part thereof. It is the intent hereof that Guarantor remain liable as a principal until all of the Guaranteed Debt is paid in full notwithstanding any act or thing that might otherwise operate as a legal or equitable discharge of a surety.

         In the event of default under the Notes or the Loan Agreement, Guarantor agrees to pay on demand by Lender all sums then or thereafter due under the Notes and Loan Agreement regardless of any defense, right of setoff or claims which any Borrowers or Guarantor might have against Lender.

         This is a guaranty of payment and performance, not collection. It is expressly understood and agreed that the liability of the undersigned Guarantor hereunder for the Guaranteed Debt, except any liability with respect to a breach of Section 7.5 of the Loan Agreement, shall be limited to the sum of (i) the principal sum of One Million Five Hundred Thousand Dollars ($1,500,000) and
(ii) all interest, fees, charges, costs and attorneys' fees applicable thereto which may accrue or be incurred after demand for payment of such principal sum. It is further expressly understood and agreed that separate recovery may be had by Lender for such sum regardless of whether action is taken or suit is brought by Lender against any other person liable for the Guaranteed Debt and regardless of whether any action is taken by Lender to enforce its rights against any collateral for the Guaranteed Debt.

         In any right of action which shall accrue to Lender by reason of this Guaranty, Lender may, at its sole election, proceed against Guarantor with or without (a) joining any of Borrowers or the Corporate Guarantor, US 1 Industries, Inc., in such action or (b) commencing any action against, or obtain any judgment against any of Borrowers.

         The validity and enforceability of this Guaranty shall not be impaired or affected by any of the following, whether occurring before or after receipt by Lender of notice of termination of this Guaranty: (a) any extension, modification or renewal of, or indulgence with respect to, or substitutions for, the Guaranteed Debt or any part thereof or any agreement relating thereto at any time; (b) any failure or omission to enforce any right, power or remedy with respect to the Guaranteed Debt or any part thereof or any agreement relating thereto, or any collateral securing the Guaranteed Debt or any part thereof; (c) any waiver of any right, power or remedy or of any default with respect to the Guaranteed Debt or any part thereof or any agreement relating thereto or with respect to any collateral securing the Guaranteed Debt or any part thereof; (d) any release, surrender, compromise, settlement, waiver, subordination or modification, with or without consideration, of any collateral securing the Guaranteed Debt or any part thereof, any other guaranties with respect to the Guaranteed Debt or any part thereof, or any other obligation of any person or entity with respect to the Guaranteed Debt or any part thereof;
(e) the enforceability or validity of the Guaranteed Debt or any part thereof or the genuineness, enforceability or validity of any agreement relating thereto or with respect to any collateral securing the Guaranteed Debt or any part thereof; or (f) the application of payments received from any source to the permitted payment of indebtedness other than the Guaranteed Debt, any part thereof or amounts which are not covered by this Guaranty even though Lender might lawfully have elected to apply such payments to any part or all of the Guaranteed Debt or to amounts which are not covered by this Guaranty, all whether or not the undersigned shall have had notice or knowledge of any act or omission referred to in the foregoing clauses (a) through (f) of this paragraph. It is agreed that the undersigned's liability hereunder is joint and several and independent of any other guaranties or other obligations at any time in effect with respect to the Guaranteed Debt or any part thereof and that the undersigned's liability hereunder may be enforced regardless of the existence, validity, enforcement or non-enforcement of any such other guaranties or other obligations.

         The undersigned further agrees that if at any time all or any part of any payment heretofore applied by Lender to the Guaranteed Debt hereby is or must be rescinded or returned by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of any Borrower or any Guarantor), such indebtedness shall for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by Lender, and this Guaranty shall continue to be effective or be reinstated as the case may be, as to such guaranteed indebtedness, all as though such application by Lender had not been made.

         Until the Guaranteed Debt is paid in full (i) the undersigned waives any benefit of the collateral, if any, which may from time to time secure the Guaranteed Debt or any part thereof and (ii) the undersigned authorizes Lender to take any action or exercise any remedy with respect thereto, which Lender in its sole discretion shall determine, without notice to the undersigned. In the event Lender in its sole discretion elects to give notice of any action with respect to the collateral, if any, securing the Guaranteed Debt or any part thereof, ten (10) days' written notice shall be deemed reasonable notice of any matters contained in such notice. The payment by the undersigned of any amount pursuant to this Limited Guaranty shall not entitle the undersigned to any right, title or interest, whether by way of subrogation or otherwise, in and to any of the Obligations, including, but not limited to, any indebtedness evidenced by the Notes, or any collateral therefor. The undersigned does hereby release Borrowers from any and all obligations of indemnification, contribution, subrogation and exoneration which may arise or come into existence as a result of the undersigned's assumption or performance of its obligations in this Limited Guaranty on behalf of Borrowers in favor of Lender or its successors and assigns.

         The undersigned shall pay all costs, fees and expenses (including court costs, expert witness fees and reasonable attorneys' fees) incurred by Lender in collecting or enforcing the undersigned's obligations under this Guaranty.

         Any notice, demand or request which may be permitted, required or desired to be given in connection therewith shall be given in writing and directed to Lender and Guarantor as follows:

         Lender:                    Firstar Bank N.A.
                                    30 N. Michigan Avenue
                                    Chicago, IL 60602
                                    Fax:  (312) 696-1397

         With a copy to
         its attorneys:             Christopher J. Horvay
                                    Gould & Ratner
                                    222 N. LaSalle Street
                                    Suite 800
                                    Chicago, IL 60601
                                    Fax:  (312) 235-3241


         Guarantor:                 Michael Kibler
                                    1000 Colfax Street
                                    Gary, Indiana  46406
                                    Fax:  (219) 977-5227

         With a copy to             W. Brinkley Dickerson, Jr.
         his attorneys:             Troutman Sanders, L.L.P.
                                    100 Peachtree Street
                                    Atlanta, Georgia  30342
                                    Fax:  (404) 885-3827

         Notices shall be deemed properly delivered and received when and if
(i) personally delivered; (ii) delivered by Federal Express or other overnight courier; or (iii) delivered by facsimile provided a hard copy of any such notice delivered by facsimile is delivered to the addressee within one business day thereafter by either of the methods listed in (i) or (ii) above.

         This Guaranty shall (i) bind the undersigned and their successors and assigns, (ii) inure to the benefit of Lender, its successors and assigns and
(iii) be governed by the internal laws of the State of Illinois.

         This Guaranty amends and restates in its entirety an original Guaranty made by the Guarantor in favor of Lender dated April 18, 2000, and amended and restated as of June 9, 2000.

Chicago, Illinois
                                               _________________________
                                               Michael Kibler


STATE OF _______________                   )
                                           )        SS.
COUNTY OF _____________                    )

         The undersigned, a Notary Public in and for the above County and State, certifies that Michael Kibler, personally known to me to be the same person whose name is subscribed as guarantor to the foregoing Limited Guaranty, appeared before me in person and acknowledged signing the said instrument as the free and voluntary act of the guarantor.

         Subscribed and sworn to before me this _____ day of ____________, 20__.

                                             __________________________________
                                             Notary Public


My commission expires:
_______________________

                                 EXHIBIT "F-2"

                                   Date: April 18, 2000
                          Amended and Restated as of June 9, 2000
                   Further Amended and Restated as of December 7, 2000


                               LIMITED GUARANTY

         The undersigned, Harold Antonson ("Antonson") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that (a) certain Revolving Loan Note, dated April 18, 2000, as amended and restated in its entirety as of June 9, 2000, and as further amended and restated as of December 7, 2000, executed by Carolina National Transportation, Inc., an Indiana corporation ("Carolina") Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport, Inc., an Indiana corporation ("Gulf Line"), Five Star Transport, Inc., an Indiana corporation ("Five Star") and Cam Transport, Inc., an Indiana corporation ("Cam") (Carolina, Keystone, Gulf Line, Five Star and Cam hereinafter collectively referred to as "Borrowers") in the principal amount of $5,500,000 (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the "Revolving Note"), and (b) that certain Equipment Loan Note dated December 7, 2000, executed by Borrowers in favor of Lender in the principal amount of $500,000 (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the "Equipment Note", the Equipment Note and Revolving Note hereinafter referred to as the "Notes") and
(ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended as of June 9, 2000, and as further amended as of the date hereof between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrower's Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

         The undersigned waives notice of the acceptance of this Guaranty and of the extension or continuation of the Guaranteed Debt or any part thereof. The undersigned further waives presentment, protest, notice, demand or action on delinquency and any other formalities required to charge the undersigned with liability hereunder, in respect of the Guaranteed Debt or any part thereof, or otherwise to enforce payment thereof against any collateral securing the Guaranteed Debt or any part thereof. It is the intent hereof that Guarantor remain liable as a principal until all of the Guaranteed Debt is paid in full notwithstanding any act or thing that might otherwise operate as a legal or equitable discharge of a surety.

         In the event of default under the Notes or the Loan Agreement, Guarantor agrees to pay on demand by Lender all sums then or thereafter due under the Note and Loan Agreement regardless of any defense, right of setoff or claims which any Borrowers or Guarantor might have against Lender.

         This is a guaranty of payment and performance, not collection. It is expressly understood and agreed that the liability of the undersigned Guarantor hereunder for the Guaranteed Debt, except any liability with respect to a breach of Section 7.5 of the Loan Agreement, shall be limited to the sum of (i) the principal sum of One Million Five Hundred Thousand Dollars ($1,500,000) and
(ii) all interest, fees, charges, costs and attorneys' fees applicable thereto which may accrue or be incurred after demand for payment of such principal sum. It is further expressly understood and agreed that separate recovery may be had by Lender for such sum regardless of whether action is taken or suit is brought by Lender against any other person liable for the Guaranteed Debt and regardless of whether any action is taken by Lender to enforce its rights against any collateral for the Guaranteed Debt.

         In any right of action which shall accrue to Lender by reason of this Guaranty, Lender may, at its sole election, proceed against Guarantor with or without (a) joining any of Borrowers or the Corporate Guarantor, US 1 Industries, Inc., in such action or (b) commencing any action against, or obtain any judgment against any of Borrowers.

         The validity and enforceability of this Guaranty shall not be impaired or affected by any of the following, whether occurring before or after receipt by Lender of notice of termination of this Guaranty: (a) any extension, modification or renewal of, or indulgence with respect to, or substitutions for, the Guaranteed Debt or any part thereof or any agreement relating thereto at any time; (b) any failure or omission to enforce any right, power or remedy with respect to the Guaranteed Debt or any part thereof or any agreement relating thereto, or any collateral securing the Guaranteed Debt or any part thereof; (c) any waiver of any right, power or remedy or of any default with respect to the Guaranteed Debt or any part thereof or any agreement relating thereto or with respect to any collateral securing the Guaranteed Debt or any part thereof; (d) any release, surrender, compromise, settlement, waiver, subordination or modification, with or without consideration, of any collateral securing the Guaranteed Debt or any part thereof, any other guaranties with respect to the Guaranteed Debt or any part thereof, or any other obligation of any person or entity with respect to the Guaranteed Debt or any part thereof;
(e) the enforceability or validity of the Guaranteed Debt or any part thereof or the genuineness, enforceability or validity of any agreement relating thereto or with respect to any collateral securing the Guaranteed Debt or any part thereof; or (f) the application of payments received from any source to the permitted payment of indebtedness other than the Guaranteed Debt, any part thereof or amounts which are not covered by this Guaranty even though Lender might lawfully have elected to apply such payments to any part or all of the Guaranteed Debt or to amounts which are not covered by this Guaranty, all whether or not the undersigned shall have had notice or knowledge of any act or omission referred to in the foregoing clauses (a) through (f) of this paragraph. It is agreed that the undersigned's liability hereunder is joint and several and independent of any other guaranties or other obligations at any time in effect with respect to the Guaranteed Debt or any part thereof and that the undersigned's liability hereunder may be enforced regardless of the existence, validity, enforcement or non-enforcement of any such other guaranties or other obligations.

         The undersigned further agrees that if at any time all or any part of any payment heretofore applied by Lender to the Guaranteed Debt hereby is or must be rescinded or returned by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of any Borrower or any Guarantor), such indebtedness shall for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by Lender, and this Guaranty shall continue to be effective or be reinstated as the case may be, as to such guaranteed indebtedness, all as though such application by Lender had not been made.

         Until the Guaranteed Debt is paid in full (i) the undersigned waives any benefit of the collateral, if any, which may from time to time secure the Guaranteed Debt or any part thereof and (ii) the undersigned authorizes Lender to take any action or exercise any remedy with respect thereto, which Lender in its sole discretion shall determine, without notice to the undersigned. In the event Lender in its sole discretion elects to give notice of any action with respect to the collateral, if any, securing the Guaranteed Debt or any part thereof, ten (10) days' written notice shall be deemed reasonable notice of any matters contained in such notice. The payment by the undersigned of any amount pursuant to this Limited Guaranty shall not entitle the undersigned to any right, title or interest, whether by way of subrogation or otherwise, in and to any of the Obligations, including, but not limited to, any indebtedness evidenced by the Notes, or any collateral therefor. The undersigned does hereby release Borrowers from any and all obligations of indemnification, contribution, subrogation and exoneration which may arise or come into existence as a result of the undersigned's assumption or performance of its obligations in this Limited Guaranty on behalf of Borrowers in favor of Lender or its successors and assigns.

         The undersigned shall pay all costs, fees and expenses
(including court costs, expert witness fees and reasonable attorneys'fees) incurred by Lender in collecting or enforcing the undersigned's obligations under this Guaranty.

         Any notice, demand or request which may be permitted, required or desired to be given in connection therewith shall be given in writing and directed to Lender and Guarantor as follows:

         Lender:                    Firstar Bank N.A.
                                    30 N. Michigan Avenue
                                    Chicago, IL 60602
                                    Fax:  (312) 696-1397

         With a copy to
         its attorneys:             Christopher J. Horvay
                                    Gould & Ratner
                                    222 N. LaSalle Street
                                    Suite 800
                                    Chicago, IL 60601
                                    Fax:  (312) 235-3241


         Guarantor:                 Harold Antonson
                                    1000 Colfax Street
                                    Gary, Indiana  46406
                                    Fax:  (219) 977-5227

         With a copy to             W. Brinkley Dickerson, Jr.
         his attorneys:             Troutman Sanders, L.L.P.
                                    100 Peachtree Street
                                    Atlanta, Georgia  30342
                                    Fax:  (404) 885-3827

         Notices shall be deemed properly delivered and received when and if
(i) personally delivered; (ii) delivered by Federal Express or other overnight courier; or (iii) delivered by facsimile provided a hard copy of any such notice delivered by facsimile is delivered to the addressee within one business day thereafter by either of the methods listed in (i) or (ii) above.

         This Guaranty shall (i) bind the undersigned and their successors and assigns, (ii) inure to the benefit of Lender, its successors and assigns and
(iii) be governed by the internal laws of the State of Illinois.

         This Guaranty amends and restates in its entirety an original Guaranty made by the Guarantor in favor of Lender dated April 18, 2000, and amended and restated as of June 9, 2000.

Chicago, Illinois
                                                     _________________________
                                                     Harold Antonson

                              EXHIBIT "G"

                        Date: April 18, 2000
              Amended and Restated as of June 9, 2000
           Further Amended and Restated as of December 7, 2000


                             CORPORATE GUARANTY

         To induce Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation, Inc., an Indiana corporation, Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport, Inc., an Indiana corporation ("Gulf Line"), Five Star Transport, Inc. an Indiana corporation ("Five Star") and Cam Transport, Inc., an Indiana corporation ("Cam") (Carolina, Keystone, Gulf Line, Five Star and Cam hereinafter collectively referred to as "Borrowers") and to enter into a Second Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Second Amendment to Loan Agreement together with the original Loan Agreement dated April 18, 2000, and Amendment to Loan Agreement dated June 9, 2000 between Borrowers (other than
Cam) and Lender and U.S.1 Industries, Inc. is hereafter referred to as "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally guarantees payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated in its entirety as of June 9, 2000, and as further amended and restated as of the date hereof (the "Revolving Loan Note") and the Equipment Loan Note from Borrowers to Lender of even date herewith (the Revolving Loan Note and Equipment Loan Note herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations"). The undersigned further agrees to pay all costs of collection and attorneys'fees paid or incurred by Lender in the collection of the Obligations and the enforcement of this Corporate Guaranty. This Corporate Guaranty shall continue in full force and effect until all of the Obligations, including, but not limited to, all indebtedness evidenced by the Notes, have been fully and irrevocably paid and discharged. This is a guarantee of payment and not of collection and shall be enforceable directly without resorting to any other right, remedy or security.

         If Borrowers do not pay or otherwise fully perform the Obligations in a timely manner as provided in the Notes and Loan Agreement, the undersigned will promptly pay the amount due and payable by Borrowers to Lender upon demand. The undersigned acknowledges that it will benefit from the extension of credit described herein made by Lender to Borrowers and that, in order to induce Lender to accept the Notes and to otherwise extend credit to Borrowers that it has agreed to execute and deliver this Corporate Guaranty on the understanding that doing so is a condition precedent to Lender accepting the Notes and otherwise agreeing to extend credit. The undersigned represents and warrants that it (i) has personal knowledge of and is familiar with Borrowers' business affairs, books and records; and (ii) has the ability to influence Borrowers' decision making process. The undersigned further represents and warrants that Borrowers are in sound financial condition, that all financial statements of Borrowers and the undersigned heretofore provided to Lender are true, correct and complete and that Borrowers are able to and will perform their obligations in accordance with the terms and conditions of the Notes.
The undersigned acknowledges that Lender is relying upon the undersigned's representations, warranties and covenants herein in accepting the Notes and agreeing to otherwise extend credit to Borrowers, and undertakes to perform or cause Borrowers to perform the Obligations promptly and in good faith.
If Borrowers do not pay any sum when due under the Notes or Loan Agreement, upon the expiration of the applicable cure period, if any, Lender in its sole discretion, may proceed directly against the undersigned under this Corporate Guaranty without first proceeding against any of Borrowers or any of the collateral or exhausting any of its remedies against any of Borrowers. The payment by the undersigned of any amount pursuant to this Corporate Guaranty shall not entitle the undersigned to any right, title or interest, whether by way of subrogation or otherwise, in and to any of the Obligations, including, but not limited to, any indebtedness evidenced by the Notes, or any collateral therefor. The undersigned does hereby release Borrowers from any and all obligations of indemnification, contribution, subrogation and exoneration which may arise or come into existence as a result of the undersigned's assumption or performance of its obligations in this Corporate Guaranty on behalf of Borrowers in favor of Lender or its successors and assigns.

         The liability and obligation of the undersigned hereunder shall not be affected or impaired in any manner by (and Lender is hereby expressly authorized to make, from time to time, without notice to the undersigned) any sale, pledge, surrender, compromise, release, renewal, extension, modification, or other disposition of or with respect to any of the Obligations, including, without limitation, the indebtedness evidenced by the Notes, or any collateral therefor, and such obligation and liability of the undersigned shall not in any manner be affected or impaired by any acceptance of security for or other guarantees of any such indebtedness or by any forbearance or indulgence in the collection thereof or any failure, neglect or omission to realize upon any collateral therefor. Diligence in collection and presentment for payment, demand, protest and/or notice of dishonor, default or nonpayment and notice of the creation or existence of any and all Obligations and security therefor and of the acceptance of this Corporate Guaranty are hereby expressly waived.

         The undersigned agrees that, if at any time all or any part of any payment theretofore applied to any of the Obligations is rescinded or returned for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, liquidation, receivership, arrangement or reorganization of any party or by any defense which any Borrower or any shareholder thereof may have by reason of the order, decree or decision of any court or administrative body resulting from any such proceeding), such Obligation shall, for the purposes of this Corporate Guaranty, be deemed to have continued in existence to the extent of such payment, notwithstanding such application by Lender, and this Corporate Guaranty shall continue to be effective or be reinstated, as the case may be, as to such Obligation, all as though such application had not been made.

         The undersigned agrees that the obligations, covenants and agreements of the undersigned under this Corporate Guaranty shall not be affected or impaired by any act of Lender, or any event or condition except full performance of the Obligations and any other sums due hereunder. The undersigned agree that, without full performance of the Obligations, the liability of the undersigned hereunder shall not be discharged or diminished by: (i) the renewal or extension of time for the performance of the Obligations under the Loan Instruments or any other agreement relating to the Obligations, whether made with or without the knowledge or consent of the undersigned; (ii) any transfer, waiver, compromise, settlement, modification, surrender, or release of the Loan Instruments or any collateral assigned, pledged or hypothecated thereby; (iii) the existence of any defenses to enforcement of the Loan Instruments; (iv) any failure, omission, delay or inadequacy, whether entire or partial, of Lender to exercise any right, power or remedy under the Loan Instruments regarding the Obligations; (v) the existence of any setoff, claim, reduction, or diminution of the Obligations, or any defense of any kind or nature, which the undersigned may have against any of the Borrowers or which any party has against Lender; (vi) the application of payments received from any source to the payment of any obligation other than the Obligations, even though Lender might lawfully have elected to apply such payments to any part or all of the Obligations; or (vii) the addition of any and all other endorsers, guarantors, obligors and other persons liable for the performance of the Obligations and the acceptance of any and all other security for the performance of the Obligations, all whether or not the undersigned shall have had notice or knowledge of any act or omission referred to in the foregoing clauses (i) through (vii) of this paragraph. The undersigned intends that the undersigned shall remain liable hereunder as a principal until all Obligations shall have been performed in full, notwithstanding, any fact, act, event or occurrence which might otherwise operate as a legal or equitable discharge of a surety or guarantor other than payment and performance in full of the Obligations.

         If this Corporate Guaranty is signed by more than one person, firm or corporation, every obligation of each signatory shall be joint and several.
No release or discharge of any one or more of the undersigned, if there be more than one, shall release or discharge any other or others of the undersigned unless and until all of the Obligations shall have been fully paid. This Corporate Guaranty and each and every part hereof shall be binding upon the undersigned jointly and severally (if there be more than one)and upon the heirs, legal representatives, successors and assigns of the undersigned, and shall inure to the benefit of Lender and its successors and assigns.

         The undersigned expressly waives: (i) notice of the acceptance by Lender of this Corporate Guaranty; (ii) notice of the existence, creation, payment or nonpayment of the Obligations; (iii) presentment, demand at maturity, notice of dishonor, protest, and all other notices whatsoever; and
(iv) any failure by Lender to inform the undersigned of any facts Lender may now or hereafter know about any of Borrowers or the transactions contemplated by the Loan Instruments, it being understood and agreed that Lender has no duty so to inform and that the undersigned is fully responsible for being and remaining informed by Borrowers of all circumstances bearing on the existence, creation, or risk of nonpayment of the Obligations. Credit may be granted or continued from time to time by Lender to Borrowers without notice to or authorization from the undersigned, regardless of the financial or other condition of any of Borrowers at the time of any such grant or continuation. Lender shall have no obligation to disclose or discuss with the undersigned its assessment of the financial condition of any Borrower. No modification or waiver of any of the provisions of this Corporate Guaranty will be binding upon Lender except as expressly set forth in a writing duly signed and delivered on behalf of Lender. The undersigned further agrees that any exculpatory language pertaining to any Borrower contained in the Loan Instruments or any document executed and delivered by any Borrower thereunder shall in no event apply to this Corporate Guaranty, and will not prevent Lender from proceeding against the undersigned to enforce this Corporate Guaranty.

         This Corporate Guaranty has been executed in Chicago, Illinois, and shall be governed by the laws of the State of Illinois. If any provision of this Corporate Guaranty, or any paragraph, sentence, clause, phrase, or word, or the application thereof, in any circumstances, is adjudicated by a court of competent jurisdiction to be invalid, the validity of the remainder of this Corporate Guaranty shall be construed as if such invalid part were never included herein. Time is of the essence of this Corporate Guaranty. All payments to be made hereunder shall be made in currency and coin of the United States of America which is legal tender for public and private debts at the time of payment.

         This Corporate Guaranty is secured by a Security  Agreement dated
April 18, 2000 from Guarantor to Lender and by all collateral described therein.

         The undersigned hereby submits to personal jurisdiction in the State of Illinois for the enforcement of this Corporate Guaranty and waives any and all personal rights to object to such jurisdiction for the purposes of litigation to enforce this Corporate Guaranty. The undersigned hereby consents to the jurisdiction of either the Circuit Court of Cook County, Illinois, or the United States District Court for the Northern District of Illinois, Eastern Division, in any action, suit or proceeding which Lender may at any time wish to file in connection with this Corporate Guaranty or any related matter. The undersigned hereby agrees that any action, suit or proceeding to enforce this Corporate Guaranty may be brought in any State or Federal Court in the State of Illinois and hereby waive any objection which the undersigned may have to the laying of the venue of any such action, suit or proceeding in any such Court; provided, however, that the provisions of this paragraph shall not be deemed to preclude Lender from filing any such action, suit or proceeding in any other appropriate forum. THE UNDERSIGNED HEREBY IRREVOCABLY WAIVES THE RIGHT TO TRIAL BY JURY WITH RESPECT TO ALL ACTIONS OR PROCEEDINGS IN ANY WAY, MANNER OR RESPECT ARISING OUT OF OR RELATING. TO THIS CORPORATE GUARANTY.

         Any notice, demand or other communication which either party may desire or may be required to give to the other party shall be in writing, and shall be deemed given (i) if and when personally delivered, or (ii) upon receipt via facsimile transmission provided that a copy is also sent via overnight mail, addressed to the intended recipient at its address set forth below, or to such other address as such party may have designated to all other parties by notice furnished in accordance herewith:

         if to Lender:              Firstar Bank N.A.
                                    30 N. Michigan Avenue Drive
                                    Chicago, Illinois  60602
                                    Attention:  Craig B. Collinson,
                                                Senior Vice President
                                    Fax No.:  (312) 696-1397


         With a copy to:            Gould & Ratner
                                    222 North LaSalle Street
                                    Suite 800
                                    Chicago, Illinois 60601
                                    Attention: Christopher J. Horvay
                                    Fax No.: (312) 236-3241

         and if to the undersigned: at the address set forth below its name

Except as otherwise specifically required herein, notice of the exercise of any right, option or power granted to Lender by this Corporate Guaranty is not required to be given.

         This Corporate Guaranty amends and restates in its entirety an original Corporate Guaranty in favor of Lender made by the undersigned dated April 18, 2000, and amended and restated as of June 9, 2000.

US 1 INDUSTRIES, INC., an Indiana corporation


By:_________________________________
Name:_______________________________
Title:________________________________


Address:          1000 Colfax Street
                  Gary, IN 46406
Fax No.:          (219) 977-5227

                                   "EXHIBIT H-1"

                     AMENDMENT TO SUBORDINATION AGREEMENT


         This Amendment dated as of December 7, 2000, is entered into by and between August Investment Partnership ("Junior Creditor") with offices at 1000 Colfax Street, Gary, IN 46406 and Firstar Bank N.A. ("Lender") with offices at 30 N. Michigan Avenue, Chicago, IL 60602.

                                   WITNESSETH:
         WHEREAS, Lender has previously extended credit to Carolina National Transportation Inc. ("Carolina"), Keystone Lines ("Keystone"), Gulf Line Transport Inc. ("Gulf Line") and First Star Transport, Inc. ("First Star") and is about to extend credit to Cam Transport, Inc. ("Cam") (Carolina, Keystone, Gulf Line, First Star and Cam are hereinafter referred to collectively as "Borrowers") pursuant to that certain Loan Agreement dated April 18, 2000, as amended by Amendment to Loan Agreement dated June 9, 2000 and as further amended by Second Amendment to Loan Agreement of even date herewith (the "Loan Agreement");

         WHEREAS, US 1 Industries, Inc. ("Guarantor"), the parent of each of Borrowers, has guaranteed the obligations of Borrowers under the Loan Agreement and the Revolving Loan Note and Equipment Loan Note issued pursuant thereto under a Corporate Guaranty dated April 18, 2000, and amended and restated as of June 9, 2000, and as further amended and extended as of the date hereof (the "Corporate Guaranty").

         WHEREAS, Guarantor may hereafter be liable to Lender under the Corporate Guaranty as a result of the advance of monies and other extensions of credit under the Loan Agreement;

         WHEREAS, the owners of Junior Creditor are financially interested in Guarantor and TC Services, Inc. and Borrowers, and Guarantor and TC Services, Inc. are indebted to Junior Creditor for monies previously advanced by Junior Creditor to Guarantor or TC Services, Inc. ("Subordinated Debt");

         WHEREAS, Junior Creditor has previously entered into a Subordination Agreement with Lender subordinating its rights to be paid by Guarantor or TC Services, Inc. or any of Borrowers on account of the Subordinated Debt (as defined in the Subordination Agreement) to the rights of Lender as holder of the Senior Debt (as defined in the Subordination Agreement); and

         WHEREAS, the Subordination Agreement imposes various restrictions on Junior Creditor's ability to take security in the assets of Guarantor or Borrowers, and the parties wish to amend those restrictions all as hereinafter provided to allow for a junior pledge of assets to secure the repayment of the Subordinated Debt; and

         WHEREAS, Borrowers desire to increase the amount of credit available to them from Lender.

         NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby acknowledged by Junior Creditor, and in order to induce Lender to make loans or extend credit or any other financial accommodation to or for the benefit of the Borrowers pursuant to the Loan Agreement, or to grant such renewals or extensions thereof as Lender may deem advisable, to better secure Lender in respect of the foregoing, and to induce Lender to consent to the junior pledge described above, and a partial payment of principal of the Subordinated Debt, the Junior Creditor and Lender hereby agrees as follows:

1. Consent to Junior Pledge. Lender hereby consents to Junior Creditor accepting a pledge of collateral from Guarantor and Borrowers consisting of amounts received and other assets of Guarantor and/or Borrower as security for the repayment of the Subordinated Debt, provided Junior Creditor hereby agrees that any liens created thereby ("Permitted Junior Liens") shall be junior in every respect to any lien in favor of the Lender securing the Senior Debt, and Junior Creditor hereby agree not to accept such collateral or any other assets of Guarantor or Borrowers, or any of them, as security for any debt payable to Junior Creditor other than the Subordinated Debt without the prior written consent of the Lender, which may be withheld by Lender's in its absolute discretion. The form of any security agreement or other document creating or perfecting the Permitted Junior Lien, including without limitation any financing statement shall be subject to the approval of Lender, which shall not be unreasonably withheld. Not in limitation of the foregoing, any such security agreement or financing statement securing the Permitted Junior Lien shall indicate on its face by language and in a manner approved by Lender that the lien credited thereby is junior to the lien in favor of Lender securing the Senior Debt, and that any further borrowing by Borrowers and/or Guarantor without the prior written consent of Lender is, subject to certain limited exceptions stated in the Loan Agreement, prohibited by the terms of the Loan Agreement. Junior Creditor, warrants and represents that, as of the date hereof, it has no lien on or security interest in any of the assets of Guarantor or Borrowers as security for the repayment of the Subordinated Debt, and agrees that, except as expressly provided in this Section or to the Subordinated Debt, Junior Creditor shall not take, accept the assignment of or hold any security interest in any of the assets of Guarantor or Borrowers as security for any obligation, until the Senior Debt shall have been fully discharged and all financing agreements between the Guarantor and Borrowers and the Lender have been terminated.

2. Delivery of Original Subordinated Debt Instruments. Junior Creditor hereby agrees to deliver the Lender all original instruments evidencing the Subordinated Debt together with a separate endorsement or assignment thereof to Lender as additional security to be held by Lender as additional security until the Senior Debt has been paid in full.

3. Subordinated Debt Owed Only to the Junior Creditor. Junior Creditor warrants and represents that as of the date hereof, Junior Creditor has not previously assigned any interest in the Subordinated Debt or any security interest in connection therewith, that no other party owns an interest in the Subordinated Debt or security therefor (other than as an unsecured trade creditor) other than Junior Creditor (whether as joint holders of the Subordinated Debt, participants or otherwise) and that the entire Subordinated Debt is owing only to Junior Creditor and Junior Creditor covenants that the entire Subordinated Debt shall continue to be owing only to the Junior Creditor and all security therefor shall continue to be held solely for the benefit of the Junior Creditor (except to the extent held for the benefit of unsecured trade creditors). Junior Creditor further warrants and covenants to Lender that Junior Creditor shall not make further loans, advances or extensions of credit to Guarantor or any Borrowers or TC Services, Inc. without the prior written consent of Lender.

4. Waiver. Junior Creditor hereby waives, to the extent permitted under law, any requirement that, if and when Lender finds it necessary to enforce its security interest with respect to the Senior Debt, Lender shall marshal assets of Guarantor or Borrowers as required by law.

5. Amendment. Except as expressly provided herein, the terms of the Subordination Agreement shall remain in full force and effect as originally stated therein. This Amendment to Subordination Agreement may not be amended except by the express written agreement of the parties hereto.

         IN WITNESS WHEREOF, this instrument has been executed and delivered as of this 7th day of December, 2000.

                  _________            AUGUST INVESTMENT PARTNERSHIP

                  _________            By:    _________________________________
                  _________                   Harold Antonson


                  _________             By:   _________________________________
                  _________                   Michael Kibler

Acknowledged and Accepted
in Chicago, Illinois as of this
7th day of December, 2000

                  _________             FIRSTAR BANK N.A.


                  _________             By:   ________________________________
                  _________                   Craig B. Collinson
                  _________                   Title:  Senior Vice President


         The undersigned hereby accept and acknowledge receipt of a copy of, the foregoing Subordination Agreement dated as of this 7th day of December, 2000, and agree that neither will pay any of the Subordinated Debt (as defined in the Subordination Agreement) or grant any security therefor, except as the foregoing agreement provides. In the event of a breach by Junior Creditor any of the provisions herein or of the foregoing Agreement, all of the Senior Debt (as defined in the Subordination Agreement) shall, without presentment, demand, protest or notice of any kind, become immediately due and payable, unless Lender shall otherwise elect in writing. The undersigned further agrees that the terms of this Agreement shall not give the undersigned any substantive rights vis-a-vis Lender or the subordinating creditor named above.

TC SERVICES, INC. _________         US 1 INDUSTRIES, INC.

By: ________________________        By: _____________________________
Name: _____________________         Name: ___________________________
Title: ______________________       Title: ____________________________

                              EXHIBIT "H-2"

                 AMENDMENT TO SUBORDINATION AGREEMENT


         This Amendment dated as of December 7, 2000, is entered into by and between Harold Antonson ("Antonson") and Mike Kibler ("Kibler") with offices at 1000 Colfax Street, Gary, IN 46406 (Antonson and Kibler are hereinafter referred to as "Junior Creditors") and Firstar Bank N.A. ("Lender") with offices at 30 N. Michigan Avenue, Chicago, IL 60602.

                                                              WITNESSETH:

         WHEREAS, Lender has previously extended credit to Carolina National Transportation Inc. ("Carolina"), Keystone Lines ("Keystone"), Gulf Line Transport Inc. ("Gulf Line") and First Star Transport, Inc. ("First Star") and is about to extend credit to Cam Transport, Inc. ("Cam") (Carolina, Keystone, Gulf Line, First Star and Cam are hereinafter referred to collectively as "Borrowers") pursuant to that certain Loan Agreement dated April 18, 2000, as amended by Amendment to Loan Agreement dated June 9, 2000, and as further amended by Second Amendment to Loan Agreement of even date herewith
(the "Loan Agreement");

         WHEREAS, US 1 Industries, Inc. ("Guarantor"), the parent of each of Borrowers, has guaranteed the obligations of Borrowers under the Loan Agreement and the Revolving Loan Note and Equipment Loan Note issued pursuant thereto under a Corporate Guaranty dated April 18, 2000, and amended and restated as of June 9, 2000, and as further amended and restated as of the date hereof (the "Corporate Guaranty").

         WHEREAS, Guarantor may hereafter be liable to Lender under the Corporate Guaranty as a result of the advance of monies and other extensions of credit under the Loan Agreement;

         WHEREAS, Junior Creditors are financially interested in Guarantor and Borrowers, and Guarantor is indebted to Junior Creditors for monies previously advanced by Junior Creditors to Guarantor ("Subordinated Debt");

         WHEREAS, Junior Creditors have previously entered into a Subordination Agreement with Lender subordinating their rights to be paid by Guarantor or any of Borrowers on account of the Subordinated Debt (as defined in the Subordination Agreement) to the rights of Lender as holder of the Senior Debt (as defined in the Subordination Agreement); and

         WHEREAS, the Subordination Agreement imposes various restrictions on Junior Creditors' ability to advance further funds to Guarantor and to take a security interest in the assets of Guarantor or Borrowers prior to the payment in full of the Senior Debt, and the parties wish to amend those restrictions all as hereinafter provided to allow for (i) the amount of Subordinated Debt to be increased, and (ii) a junior pledge of assets to secure the repayment of the Subordinated Debt.

         NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby acknowledged by Junior Creditors, and in order to induce Lender to make loans or extend credit or any other financial accommodation to or for the benefit of the Borrowers pursuant to the Loan Agreement, or to grant such renewals or extensions thereof as Lender may deem advisable, to better secure Lender in respect of the foregoing, and to induce Lender to consent to an increase in the amount of the Subordinated Debt, the junior pledge described above, and a partial payment of principal of the Subordinated Debt, Junior Creditors and Lender hereby agree as follows:

1. Increase in Amount of Subordinated Debt. Lender hereby consents to the increase in the amount of the Subordinated Debt as of the date hereof to $4,285,043, $613,567 of which constitutes interest accrued as of April 18, 2000 ("Pre-Closing Interest Amount"). Junior Creditors, jointly and severally, represent and warrant that there is no debt outstanding to them from Guarantor or Borrowers or any related company or any of them for borrowed money other than the Subordinated Debt in the aforesaid amount, and agree that they shall neither individually nor jointly loan any additional monies to Guarantor or Borrowers or any related company without the prior written consent of Lender.

2. Consent to Junior Pledge. Lender hereby consents to Junior Creditors accepting a pledge of collateral from Guarantor and Borrowers consisting of amounts received and other assets of Guarantor and/or Borrower as security for the repayment of the Subordinated Debt, provided Junior Creditors hereby agree that any liens created thereby ("Permitted Junior Liens") shall be junior in every respect to any lien in favor of the Lender securing the Senior Debt, and Junior Creditors hereby agree not to accept such collateral or any other assets of Guarantor or Borrower, or any of them, as security for any debt payable to Junior Creditors other than the Subordinated Debt without the prior written consent of the Lender, which may be withheld by Lender's in its absolute discretion. The form of any security agreement or other document creating or perfecting the Permitted Junior Lien, including without limitation any financing statement shall be subject to the approval of Lender, which shall not be unreasonably withheld. Not in limitation of the foregoing, any such security agreement or financing statement securing the Permitted Junior Lien shall indicate on its face by language and in a manner approved by Lender that the lien credited thereby is junior to the lien in favor of Lender securing the Senior Debt, and that any further borrowing by Borrowers and/or Guarantor without the prior written consent of Lender is, subject to certain limited exceptions stated in the Loan Agreement, prohibited by the terms of the Loan Agreement. Junior Creditors, jointly and severally, warrant and represent that, as of the date hereof, they have no lien on or security interest in any of the assets of Guarantor or Borrowers as security for the repayment of the Subordinated Debt, and agree that, except as expressly provided in this Section or to the Subordinated Debt, Junior Creditors shall neither jointly or individually take, accept the assignment of or hold any security interest in any of the assets of Guarantor or Borrowers as security for any obligation, until the Senior Debt shall have been fully discharged and all financing agreements between the Guarantor and Borrowers and the Lender have been terminated.

3. Delivery of Original Subordinated Debt Instruments. Junior Creditor hereby agrees to deliver the Lender all original instruments evidencing the Subordinated Debt together with a separate endorsement or assignment thereof to Lender as additional security to be held by Lender as additional security until the Senior Debt has been paid in full.

4. Subordinated Debt Owed Only to the Junior Creditor. Junior Creditors warrant and represent, jointly and severally, that as of the date hereof, Junior Creditors have not previously assigned any interest in the Subordinated Debt or any security interest in connection therewith, that no other party owns an interest in the Subordinated Debt or security therefor (other than as an unsecured trade creditor) other than Junior Creditors (whether as joint holders of the Subordinated Debt, participants or otherwise) and that the entire Subordinated Debt is owing only to Junior Creditors and Junior Creditors covenant that the entire Subordinated Debt shall continue to be owing only to Junior Creditors and all security therefor shall continue to be held solely for the benefit of Junior Creditors (except to the extent held for the benefit of unsecured trade creditors). Junior Creditors further warrant and covenant to Lender that Junior Creditors shall not make further loans, advances or extensions of credit to Guarantor or any Borrowers or TC Services, Inc. without the prior written consent of Lender.

5. Waiver. Junior Creditors hereby waive, to the extent permitted under law, any requirement that, if and when Lender finds it necessary to enforce its security interest with respect to the Senior Debt, Lender shall marshal assets of Guarantor or Borrowers as required by law.

6. Amendment. Except as expressly provided herein, the terms of the Subordination Agreement shall remain in full force and effect as originally stated therein. This Amendment to Subordination Agreement may not be amended except by the express written agreement of the parties hereto.

         IN WITNESS WHEREOF, this instrument has been executed and delivered as of this 7th day of December, 2000.


                  _________                 By:_________________________________
                  _________                    HAROLD ANTONSON


                  _________                 By:_________________________________
                  _________                    MICHAEL KIBLER

Acknowledged and Accepted
in Chicago, Illinois as of this
7th day of December, 2000

                  _________                 FIRSTAR BANK N.A.


                  _________                 By:________________________________
                  _________                    Craig B. Collinson
                  _________                    Title:  Senior Vice President


         The undersigned hereby accepts and acknowledges receipt of a copy of, the foregoing Subordination Agreement dated as of this 7th day of December, 2000, and agrees that it will not pay any of the Subordinated Debt (as defined in the Subordination Agreement) or grant any security therefor, except as the foregoing agreement provides. In the event of a breach by Junior Creditors or either of them of any of the provisions herein or of the foregoing Agreement, all of the Senior Debt (as defined in the Subordination Agreement) shall, without presentment, demand, protest or notice of any kind, become immediately due and payable, unless Lender shall otherwise elect in writing. The undersigned further agrees that the terms of this Agreement shall not give the undersigned any substantive rights vis-a-vis Lender or the subordinating creditor named above.

                                            US 1 INDUSTRIES, INC.

                                            By: _____________________________
                                            Name: ___________________________
                  _________                 Title: ____________________________

                          EXHIBIT "I-1"

                          ACKNOWLEDGEMENT
                     (Subordination Agreement)

         The undersigned, Harold Antonson and Michael Kibler, hereby acknowledge that Firstar Bank N.A ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc. and Cam Transport, Inc. (collectively "Borrowers") pursuant to a Second Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended as of the date hereof, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Second Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, or the Amendment to Loan Agreement dated June 9, 2000, among Borrowers, Lender and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement and Second Amendment to Loan Agreement, shall constitute Senior Debt for purposes of the Subordination Agreement.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of ___________, 2000.


                  _________                 ______________________________
                  _________                 Harold Antonson

                  _________                 ______________________________
                  _________                 Michael Kibler

                                 EXHIBIT "I-2"

                                ACKNOWLEDGEMENT
                         (Subordination Agreement)

         The undersigned, August Investment Partnership, hereby acknowledges that Firstar Bank N.A ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc. and [Cam Transport, Inc.] (collectively "Borrowers") pursuant to an Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledges and agrees that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended as of the date hereof, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers and Lender and Borrowers' Parent dated April 18, 2000, or the Amendment to Loan Agreement dated June 8, 2000, among Borrower, Lender and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement and Second Amendment to Loan Agreement, shall constitute Senior Debt for purposes of the Subordination Agreement.

         IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of ___________, 2000.



                  _________               AUGUST INVESTMENT PARTNERSHIP

                  _________               By: ______________________________
                  _________                    General Partner
                  _________               By: ______________________________
                  _________                    General Partner