Form 10-Q
period 2001-03-31
US 1 INDUSTRIES INC
filed 2001-05-14
CIK 351498

FORM 10-Q

                ------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 1, 2001, there were 10,618,224 shares of registrant's common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

ASSETS

                                                  March 31,      December 31,
                                                      2001           2000
                                                      ----           ----
                                                   (Unaudited)
CURRENT ASSETS:
 Accounts receivable-trade, less allowance for
    doubtful accounts of $309,000 and $209,000
    respectively                                   $9,587,157    $9,911,436
 Other receivables                                    585,591       382,057
 Deposits                                              85,750        40,450
 Prepaid expenses                                     227,318       309,897
 Current deferred tax asset                           400,000       400,000
                                                   -----------   ----------
      Total current assets                         10,885,816    11,043,840

FIXED ASSETS:
   Equipment                                          948,975       335,402
   Less accumulated depreciation and amortization     (91,082)      (68,797)
                                                    ----------   ----------
      Net fixed assets                                857,893       266,605
                                                    ----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                    ----------  -----------
      Net assets held for sale                         54,000        54,000
 Non-current deposits                                 126,461       126,461
 Non-current deferred tax asset                       400,000       400,000
                                                    ----------  -----------
TOTAL ASSETS                                      $12,324,170   $11,890,906
                                                    ==========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                   March 31,  December 31,
                                                      2001           2000
                                                      ----           ----
                                                     (Unaudited)
CURRENT LIABILITIES:
   Short-term debt                               $ 4,976,833    $ 4,503,896
   Accounts payable                                2,695,238      2,621,107
   Bank overdraft                                    309,775        522,201
   Accrued expenses                                  208,365        244,446
   Insurance and claims                              335,050        418,450
   Accrued compensation                               39,890         33,891
   Accrued interest                                  889,093        836,019
   Fuel and other taxes payable                       41,354        143,796
                                                 -----------   ------------
      Total current liabilities                    9,495,598      9,323,806
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      4,096,057      4,026,210

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    2001 and 2000 - 1,094,224
    Liquidation preference $0.3125 per share       1,025,826      1,000,112
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,844,296     40,844,296
   Accumulated deficit                           (43,137,607)   (43,303,518)
                                                 -----------     -----------
   Total shareholders' deficiency                 (2,293,311)    (2,459,222)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $ 12,324,170    $11,890,906
                                                 ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  MARCH 31, 2001 AND MARCH 31, 2000 (UNAUDITED)

                                                  MARCH 31,        MARCH 31,
                                                     2001            2000
                                                     ----            ----
                                                  (Unaudited)     (Unaudited)

OPERATING REVENUES                              $ 15,451,008  $   9,030,927
                                                 -----------     -----------
OPERATING EXPENSES:
   Purchased transportation and commissions       13,547,198      7,822,783
   Insurance and claims                              410,283        324,628
   Salaries, wages, and other                        540,026        389,311
   Operating supplies and expense                    480,786        163,401
   Other expenses                                    140,375         93,751
                                                 ------------   ------------
     Total operating expenses                     15,118,668      8,793,874
                                                ------------    ------------
OPERATING INCOME                                     332,340        237,053
                                                ------------    ------------
NON-OPERATING INCOME (EXPENSE):
   Interest income                                     2,435          2,007
   Interest expense                                 (206,916)      (165,675)
   Other income                                       63,766          8,955
                                                ------------    ------------
     Total non-operating (expense)                  (140,715)      (154,713)
                                                ------------    ------------

NET INCOME                                      $    191,625    $    82,340
DIVIDENDS ON PREFERRED SHARES                        (25,714)       (23,143)
                                                ------------    ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS     $    165,911    $    59,197
                                                ============    ============

INCOME PER COMMON SHARE:
        Net Income:
        Basic                                         $0.02           $0.01
        Diluted                                       $0.02           $0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  -
      BASIC AND DILUTED                           10,618,224     10,618,224




The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            MARCH 31, 2001 (UNAUDITED) AND MARCH 31, 2000 (UNAUDITED)

                      Three Months Ended March 31,         2001        2000
                             (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               191,625     82,340
Adjustments to reconcile net income to net
  Cash used for operations:
  Depreciation and amortization                           22,285      4,097
  Provision for doubtful accounts                        114,000     11,000
  Changes in operating assets and liabilities:
    Accounts receivable - trade                          210,279   (202,890)
    Other receivables                                   (203,534)  (409,722)
    Prepaid assets                                        82,579     (8,567)
    Deposits                                             (45,300)       (38)
    Accounts payable                                      74,131    (40,336)
    Accrued expenses                                     (36,081)    11,943
    Accrued interest                                      53,074     32,717
    Insurance and claims                                 (83,400)   158,273
    Accrued compensation                                   5,999      8,309
    Fuel and other taxes payable                        (102,442)   (18,851)
                                                       ---------   --------
  Net Cash provided by (used in) operating activities    283,215   (371,725)
                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (613,573)    (3,482)
                                                        --------   --------

   Net cash used in investing activities               (613,573)    (3,482)
                                                       ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments)under line of credit         447,993   (597,672)
  Proceeds from equipment line of credit                 385,126          0
  Principal payments on long term debt                   (73,024)   (11,140)
  Net(repayment of) proceeds from shareholder loans     (217,311) 1,083,475
 Decrease in bank overdraft                            (212,426)   (99,456)
                                                       ---------   --------
  Net cash provided by financing activities              330,358    375,207
                                                       ---------   --------
NET INCREASE IN CASH                                           0          0
CASH, BEGINNING OF PERIOD                                      0          0
                                                        ---------  --------
CASH, END OF PERIOD                                            0          0
                                                        =========  ========

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of March 31, 2001, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year.

2. Certain reclassifications have been made to the previously reported 2000 financial statements to conform with the 2001 presentation.

3. EARNINGS PER COMMON SHARE

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding common stock equivalents in these periods.

Numerator                                             2001           2000
                                                      ----           ----

       Net income                                 $ 191,625    $   82,340
       Dividends on preferred shares                (25,714)      (23,143)
                                                 ----------   ------------
 Net income available to common
        shareholders for basic and diluted EPS      165,911        59,197

Denominator
       Weighted average common shares            10,618,224    10,618,224
       outstanding for basic and diluted EPS


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4.        SHORT-TERM DEBT
Short-term debt at March 31, 2001, and December 31, 2000, comprises:

                                               March 31,        December 31,
                                                 2001               2000
                                              ----------         ----------
Line of credit                              4,719,097         $4,271,104
Current portion of long-term debt             257,736            232,792
                                              ----------         ----------
         Total                                 4,976,833         $4,503,896
                                              ==========         ==========

     The Company has a $5.5 million line of credit. Advances under the revolving line of credit are limited to 70% of eligible accounts receivable and bear interest at the prime rate (8.0% at March 31, 2001) plus .5%. The interest rate is currently based on certain financial covenants and may range from prime to prime plus .5%. This line of credit agreement expires in September 2001. Advances under the agreement are collateralized by the Company's accounts receivable, property, and other assets. Borrowings of up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2001, the outstanding on the equipment line borrowings on this line of credit were $4.72 million.

     In addition to the $5.5 million line of credit, the Company has also established a separate line for equipment financing which has been increased from $500,000 to $1,000,000 in the first quarter of 2001. The principal balance of the Equipment Loan shall bear interest payable monthly, in an amount equal to the Prime Rate in effect plus 1% per annum. The principal balance on the equipment line is payable monthly based on a five-year amortization of the outstanding balance. The equipment line expires on May 15, 2002. At March 31, 2001, the outstanding borrowings of $467,986 were included in long term debt.

     The lines of credit are subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

You should read the following discussion regarding the Company along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by these forward-looking statements. See cautionary note regarding forward-looking statements.

Results of Operations

The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2001 and in the Company's Form 10-K for its fiscal year ended December 31, 2000, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Three months ended March 31, 2001 Compared to the three months ended March 31, 2000

The Company's operating revenues increased from $9.0 million for the three months ended March 31, 2000 to $15.4 million for the same period in 2001. This is an increase of 71.1%. This increase is attributable to the continued growth at Carolina National Transportation and Keystone Lines, the expansion of Keystone Logistics, Inc. and the start up of two new Companies, CAM Transport, Inc. and Unity Logistics, Inc.

The following table set forth the percentage relationships of expense items to revenue for the three months ended March 31, 2001 and March 31, 2000:

                                                      2001      2000
                                                     ------    ------

Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation and commissions           87.7     86.7
    Insurance and claims                                2.7      3.6
    Salaries, wages and other                           3.5      4.3
    Other operating expenses                            4.0      2.8
                                                     -------   ------
     Total operating expenses                          97.9     97.4
                                                      ------   ------
Operating income                                        2.1      2.6

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)

     The Company has three direct variable costs which are purchased transportation, commissions, and insurance. At March 31, 2000 the sum of these direct variable costs was 90.3% of revenue in comparison to 90.4% at March 31, 2001. As reflected in the table above, the overall cost of the direct variable items is almost identical between periods. However, insurance and claims decreased .9% as a percentage from revenues while purchased transportation and commissions increased 1% as a percentage of revenues. This decrease in insurance and corresponding increase in purchased transportation and commissions is due to the Company brokering a higher percentage of its freight in 2001 as compared to 2000. When the Company brokers freight, the Company does not pay insurance on this freight. However, the purchased transportation expense is greater for brokered freight. There is a slight difference from year to year with the insurance and claims and the reason for this difference is because when the Company brokers freight they do not have to pay insurance on the freight. During the first quarter of 2001 the Company brokered a much higher percentage of its freight that they did in 2000.

     Salaries, wages and other expenses were 3.5% of revenue at March 31, 2001 and 4.3% for the same period in 2000. This is a decrease of 0.8% as related to revenue. Salaries and wages do not increase at the same rate as revenue due to economies of scale, improved productivity, and the implementation of technological solutions. Other operating expenses were 4.0% of revenue at March 31, 2001 and 2.8% at March 31, 2000. The increase in other operating expenses as a percentage of revenue is primarily the result of the Company increasing the allowance for doubtful accounts. The addition to the allowance for doubtful accounts during the first quarter ended March 31, 2001 was $99,159 and $10,830 for the same period of 2000. The Company has two large customers whose credit has declined. Management believes the current allowance adequately provides for the possibility that not all accounts receivable for these two larger customers will be collected.

     Based on the changes in revenue and expenses discussed above, operating income increased by $95,287 from $237,053 for the three months ended March 31, 2000 to $332,340 for the three months ended March 31, 2001.

     Interest expense increased by $41,241 in 2001. Interest at March 31, 2000 was $165,675 and at March 31, 2001 interest was $206,916. This increase in interest expense is attributable to the additional borrowing against the Company's line of credit.

     Non-operating income (expense), exclusive of interest expense, increased from $10,962 for the three months ended March 31, 2000 to $66,201 for the three months ended March 31, 2001. The increase was primarily attributable to income generated through the financing of receivables by T.C. Services.

     Net income for the three months ended March 31, 2001 was $191,625 compared with $82,340 for the same period in 2000.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Liquidity and Capital Resources

     As of March 31, 2001, the Company's financial position continues to improve in comparison to prior fiscal period. The Company had a net deficiency in shareholder equity of $2.3 million at March 31, 2001, an improvement of $165,911 over year-end December 31, 2000. Working capital decreased by $329,816 over year-end December 31, 2000. Working capital at March 31, 2001 was $1.4 million as compared to a working capital at December 31, 2000 of $1.7 million.

     Net cash provided by (used in) operating activities increased $0.7 million from $(0.4) million for the three months ended March 31, 2000 to $0.3 million for the three months ended March 31, 2001. The cash provided by operations is due primarily to a decrease in accounts receivable of $0.2 million. In addition, cash used in operating activities relating to other receivables decreased by $0.2 million from $0.4 million for the three months ended March 31, 2000 to $0.2 million for the three months ended March 31, 2001.

     Net cash used in investing activities increased $610,091 from $3,482 for the three months ended March 31, 2000 to $613,573 for the three months ended March 31, 2001. Net cash used in investing activities during the first quarter of 2001 related to the investment in additional equipment.

     Net  cash  provided  by  financing   activities,   primarily  related  to
additional borrowings, decreased $44,849 from $375,207 the three months ended March 31, 2000 to $330,358 for the three months ended March 31, 2001.

     In March 2001, the Company's line of credit agreement with Firstar Bank was amended in order to increase the equipment line of credit from $500,000 to $1,000,000. The principal balance on this equipment line is payable monthly based on a five-year amortization of the outstanding balance. The equipment line expires on May 15, 2002. $467,986 was outstanding on this equipment loan at March 31, 2001. In conjunction with the March 2001 amendment of the Firstar agreement, the personal guarantees of this debt by the Chief Executive Officer and Chief Financial Officer of the COmpany were reduced from a total of $3 million to a total of $1 million.

     In addition to the $1,000,000 equipment line of credit, the Company also has a $5.5 million line of credit with Firstar Bank. $4.72 million was outstanding under this line at March 31, 2001.

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

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Certain Relationships and Related Transactions.

     The company leased office space for its headquarters in Gary, Indiana, for $2,200 per month for the first quarter of 2001, with an increase in April of $800 a month, from Michael E. Kibler, the president and Chief Executive
Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, treasurer and a director of the Company. Messrs. Kibler and Antonson own the property as joint tenants.

     One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services.

     One  of  the  Company's  insurance  providers,   American  Inter-Fidelity
Exchange (AIFE) is managed by a Director of the Company and the Company has a deposit with the Provider.

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


US 1 Industries, Inc.


Michael E. Kibler
President



Harold E. Antonson
Chief Financial Officer

May 14, 2001

                        THIRD AMENDMENT TO LOAN AGREEMENT

          This Amendment, dated as of March 1, 2001, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation, ("Five Star") and CAM TRANSPORT, INC. ("Cam") (Carolina, Keystone, Gulf Line, Five Star and Cam, hereinafter, collectively, referred to as "Borrowers" or individually as "Borrower"), US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and FIRSTAR BANK N.A., a national banking association ("Lender").

                             PRELIMINARY STATEMENT:

          Borrowers have previously entered into a Loan Agreement with Lender dated April 18, 2000, which was amended by Amendment to Loan Agreement dated June 9, 2000 and further amended by a Second Amendment to Loan Agreement dated December 7, 2000 ("Loan Agreement"). Lender has agreed to further amend such Loan Agreement to increase the line of equipment financing from $500,000 to $1,000,000. Capitalized terms not defined herein shall have the meanings ascribed to such terms in the Loan Agreement as amended hereby.

         NOW, THEREFORE, it is hereby agreed as follows:

1. The parties hereby agree to amend and restate the definitions of the following terms in Section 1.1 to read in their entirety as follows:

                  "Equipment Loan Commitment: $1,000,000;

               Equipment Loan Note: the promissory note executed by Borrowers payable to the order of Lender, dated as of December 7, 2000 and amended and restated as March 1, 2000, in the amount of the Equipment Loan Commitment and in form and substance satisfactory to Lender."

2. Sections 2.1A.1 and 2.1.A.3 of the Loan Agreement are hereby amended and restated in their entirety to read as follows:

         "2.1.A   Equipment Loan.
                  --------------

                  2.1.A.1           Amount and Disbursement.

                    Upon the terms and  subject to the  conditions  herein set forth, Lender agrees to make Advances of the Equipment Loan to Borrowers from time to time from the Closing Date to June 15, 2001, in an aggregate amount outstanding at any one time not in excess of the Equipment Loan Commitment. Lender may remit Advances of the Equipment Loan directly to the equipment seller. Each of Borrowers shall remain jointly and severally liable with the other Borrowers for the repayment of all such Advances of the Equipment Loan with interest.

                  2.1A.3            Reborrowing.
                                    -----------

                    Subject to the  conditions set forth in this Section 2.1A,
               Borrowers may from time to time prior to June 15, 2001, reborrow all or any portion of any Advance of the Equipment Loan which is repaid."

3. Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than Lender:

                    (i) Equipment Loan Note, dated as of December 7, 2000, as amended and restated as of March 1, 2000, attached hereto as Exhibit "B";

                    (iii) Acknowledgements (Security Agreement) executed by Guarantor and Borrowers other than Cam in the forms attached hereto as Exhibits "D-1", "D-2", "D-3", "D-4" and "D-5";

                    (iii) Amended and Restated Personal Guaranties of Michael Kibler and Harold Antonson in the forms and attached hereto as Exhibit "F-1" and "F-2";

                    (iv) Amended and Restated Corporate Guaranty of US 1 Industries, Inc. in the form attached hereto as Exhibit "G";

                    (v) Acknowledgements (Subordinated Debt) in the form attached hereto as Exhibit "I-1" or "I-2";

                    (vi) Certified Resolutions of the Board of Directors of the respective Borrowers and Guarantors authorizing the execution and delivery and performance of this Amendment and other documents referred to herein; and

                    (vii) Articles of Incorporation of each of Borrowers and Guarantor certified as of date not earlier than March 1, 2001.

4. Borrowers shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including without limitation any lien searches ordered by Lender's counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

5. From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

6. Except as expressly amended hereby, the terms and conditions of the Loan Agreement as originally set forth therein shall remain in full force and effect.

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

Title: ____________________________


FIRSTAR BANK N.A., a national banking association

By: _____________________________

Name: Craig B. Collinson
Title: Senior Vice President

                                   EXHIBIT "B"

                               EQUIPMENT LOAN NOTE

                  $1,000,000.00 Dated as of December 7, 2000
          Chicago, Illinois Amended and Restated as of March 1, 2001


          FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star") and CAM TRANSPORT, INC., an Indiana corporation (Carolina, Keystone, Gulf Line, Five Star and Cam hereinafter collectively referred to as "Maker")), hereby promise, jointly and severally, to pay to the order of FIRSTAR BANK N.A., a national banking association ("Lender"), the principal sum of ONE MILLION AND NO/100ths DOLLARS ($1,000,000.00), or, if less, the aggregate unpaid amount of the Equipment Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000 and December 7, 2000, and as further amended as of the date hereof (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Lender, Maker and US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

          This Equipment Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.

          The principal balance of this Equipment Loan Note ("Principal Balance") shall bear interest at the per annum rate of interest set forth in subsection 2.3 of the Loan Agreement.

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

          Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Equipment Loan Note, and expressly agrees that this Equipment Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

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

          This Equipment Loan Note amends and restates in its entirety an original Equipment Loan Note dated December 7, 2000.

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

By: _______________________________

Name: _____________________________

Title: ______________________________



CAM TRANSPORT, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ___________________________

                                  EXHIBIT "D-1"

                                ACKNOWLEDGEMENT
                              (Security Agreement)

          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, and Third Amendment to Loan Agreement of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, and the Third Amendment to Loan Agreement of even date herewith, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan
Note in the face amount of $5,500,000, as amended and restated as of December 7, 2000, and the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of March 1, 2001.

FIVE STAR TRANSPORT, INC.


By ______________________________

                                  EXHIBIT "D-2"


                                ACKNOWLEDGEMENT
                              (Security Agreement)

          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, and Third Amendment to Loan Agreement of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, and the Third Amendment to Loan Agreement of even date herewith, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan
Note in the face amount of $5,500,000, as amended and restated as of December 7, 2000, and the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of March 1, 2001.

CAROLINA NATIONAL TRANSPORTATION, INC.


By ________________________________________

                                  EXHIBIT "D-3"


                                ACKNOWLEDGEMENT
                              (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, and Third Amendment to Loan Agreement of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, and the Third Amendment to Loan Agreement of even date herewith, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan
Note in the face amount of $5,500,000, as amended and restated as of December 7, 2000, and the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of March 1, 2001.

KEYSTONE LINES


By ______________________________

                                  EXHIBIT "D-4"


                                ACKNOWLEDGEMENT
                              (Security Agreement)

          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, and Third Amendment to Loan Agreement of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, and the Third Amendment to Loan Agreement of even date herewith, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan
Note in the face amount of $5,500,000, as amended and restated as of December 7, 2000, and the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of March 1, 2001.

GULF LINE TRANSPORT INC.


By ______________________________

                                  EXHIBIT "D-5"


                                ACKNOWLEDGEMENT
                              (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, and Third Amendment to Loan Agreement of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, and the Third Amendment to Loan Agreement of even date herewith, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan
Note in the face amount of $5,500,000, as amended and restated as of December 7, 2000, and the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of the date hereof, made by Borrowers and payable to Lender.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of March 1, 2001.

US 1 INDUSTRIES, INC.


By ______________________________

                                  EXHIBIT "F-1"
                             Date: April 18, 2000

                   Amended and Restated as of June 9, 2000
              Further Amended and Restated as of December 7, 2000
               Further Amended and Restated as of March 1, 2001

                                LIMITED GUARANTY

          The undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated in its entirety as of June 9, 2000, executed by Carolina National Transportation, Inc., an Indiana corporation ("Carolina") Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport, Inc., an Indiana corporation ("Gulf Line") and Five Star Transport, Inc., an Indiana corporation ("Five Star") (Carolina, Keystone, Gulf Line and Five Star hereinafter collectively referred to as "Borrowers") in the principal amount of $3,500,000 (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the "Note") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended as of June 9, 2000, between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Note in favor of Lender and Borrower's Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

          In the event of default under the Note or the Loan Agreement, Guarantor agrees to pay on demand by Lender all sums then or thereafter due under the Note and Loan Agreement regardless of any defense, right of setoff or claims which any Borrowers or Guarantor might have against Lender.

          This is a guaranty of payment and performance, not collection. It is expressly understood and agreed that the liability of the undersigned Guarantor hereunder for the Guaranteed Debt shall be limited to the sum of (i) the principal sum of $500,000 and (ii) all interest, fees, charges, costs and attorneys' fees applicable thereto which may accrue or be incurred after demand for payment of such principal sum. It is further expressly understood and agreed that separate recovery may be had by Lender for such sum regardless of whether action is taken or suit is brought by Lender against any other person liable for the Guaranteed Debt and regardless of whether any action is taken by Lender to enforce its rights against any collateral for the Guaranteed Debt.

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

          The undersigned further agrees that if at any time all or any part of any payment heretofore applied by Lender to the Guaranteed Debt hereby is or must be rescinded or returned by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of Chicago Industrial or any Guarantor), such indebtedness shall for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by Lender, and this Guaranty shall continue to be effective or be reinstated as the case may be, as to such guaranteed indebtedness, all as though such application by Lender had not been made.

          Until the Guaranteed Debt is paid in full (i) the undersigned waives any benefit of the collateral, if any, which may from time to time secure the Guaranteed Debt or any part thereof and (ii) the undersigned authorizes Lender to take any action or exercise any remedy with respect thereto, which Lender in its sole discretion shall determine, without notice to the undersigned. In the event Lender in its sole discretion elects to give notice of any action with respect to the collateral, if any, securing the Guaranteed Debt or any part thereof, ten (10) days' written notice shall be deemed reasonable notice of any matters contained in such notice. The payment by the undersigned of any amount pursuant to this Limited Guaranty shall not entitle the undersigned to any right, title or interest, whether by way of subrogation or otherwise, in and to any of the Obligations, including, but not limited to, any indebtedness evidenced by the Note, or any collateral therefor. The undersigned does hereby release Borrowers from any and all obligations of indemnification, contribution, subrogation and exoneration which may arise or come into existence as a result of the undersigned's assumption or performance of its obligations in this Limited Guaranty on behalf of Borrowers in favor of Lender or its successors and assigns.

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

          This Guaranty amends and restates in its entirety an original Guaranty made by the Guarantor dated April 18, 2000, in favor of Lender.

Chicago, Illinois


-------------------------
Michael Kibler

                                  EXHIBIT "F-2"

                             Date: April 18, 2000

                    Amended and Restated as of June 9, 2000
              Further Amended and Restated as of December 7, 2000
               Further Amended and Restated as of March 1, 2001


                                LIMITED GUARANTY

          The undersigned, Harold Antonson ("Antonson") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, amended and restated in its entirety as of ___________, 2000 executed by Carolina National Transportation, Inc., an Indiana corporation ("Carolina") and Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport, Inc., an Indiana corporation ("Gulf Line") and Five Star Transport, Inc., an Indiana corporation ("Five Star") (Carolina, Keystone, Gulf Line and Five Star hereinafter collectively referred to as "Borrowers") in the principal amount of $3,500,000 (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the "Note") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended as of _________, 2000, between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Note in favor of Lender and Borrower's Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

          In the event of default under the Note or the Loan Agreement, Guarantor agrees to pay on demand by Lender all sums then or thereafter due under the Note and Loan Agreement regardless of any defense, right of setoff or claims which any of Borrowers or Guarantor might have against Lender.

          This is a guaranty of payment and performance, not collection. It is expressly understood and agreed that the liability of the undersigned Guarantor hereunder for the Guaranteed Debt shall be limited to the sum of (i) the principal sum of $500,000 and (ii) all interest, fees, charges, costs and attorneys' fees applicable thereto which may accrue or be incurred after demand for payment of such principal sum. It is further understood and agreed that separate recovery may be had by Lender for such sum regardless of whether action is taken or suit is brought by Lender against any other person liable for the Guaranteed Debt and regardless of whether any action is taken by Lender to enforce its rights against any collateral for the Guaranteed Debt.

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

          The undersigned further agrees that if at any time all or any part of any payment heretofore applied by Lender to the Guaranteed Debt hereby is or must be rescinded or returned by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of Chicago Industrial or any Guarantor), such indebtedness shall for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by Lender, and this Guaranty shall continue to be effective or be reinstated as the case may be, as to such guaranteed indebtedness, all as though such application by Lender had not been made.

          Until the Guaranteed Debt is paid in full (i) the undersigned waives any benefit of the collateral, if any, which may from time to time secure the Guaranteed Debt or any part thereof and (ii) the undersigned authorizes Lender to take any action or exercise any remedy with respect thereto, which Lender in its sole discretion shall determine, without notice to the undersigned. In the event Lender in its sole discretion elects to give notice of any action with respect to the collateral, if any, securing the Guaranteed Debt or any part thereof, ten (10) days' written notice shall be deemed reasonable notice of any matters contained in such notice. The payment by the undersigned of any amount pursuant to this Limited Guaranty shall not entitle the undersigned to any right, title or interest, whether by way of subrogation or otherwise, in and to any of the Obligations, including, but not limited to, any indebtedness evidenced by the Note, or any collateral therefor. The undersigned does hereby release Borrowers from any and all obligations of indemnification, contribution, subrogation and exoneration which may arise or come into existence as a result of the undersigned's assumption or performance of its obligations in this Limited Guaranty on behalf of Borrowers in favor of Lender or its successors and assigns.

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
                                    600 Peachtree Street
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

          This Guaranty amends and restates in its entirety an original Guaranty made by the Guarantor dated March 7, 2001, in favor of Lender.

Chicago, Illinois


-------------------------
Harold Antonson

                                   EXHIBIT "G"
                             Date: April 18, 2000
                    Amended and Restated as of June 9, 2000
              Further Amended and Restated as of December 7, 2000
               Further Amended and Restated as of March 1, 2001


                               CORPORATE GUARANTY

          To induce Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation, Inc., an Indiana corporation, Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport, Inc., an Indiana corporation ("Gulf Line"), Five Star Transport, Inc. an Indiana corporation ("Five Star") and Cam Transport Services, Inc., an Indiana corporation ("Cam") (Carolina, Keystone, Gulf Line, Five Star and Cam hereinafter collectively referred to as "Borrowers") and to enter into a Third Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Third Amendment to Loan Agreement together with the original Loan Agreement dated April 18, 2000, Amendment to Loan Agreement dated June 9, 2000 and First Amendment to Loan Agreement dated December 7, 2000 between Borrowers and Lender and U.S.1 Industries, Inc. is hereafter referred to as "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally guarantees payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated in its entirety as of June 9, 2000, and as further amended and restated as of December 7, 2000 (the "Revolving Loan Note") and the Equipment Loan Note from Borrowers to Lender dated as of December 7, 2000 and as amended and restated as of the date hereof (the Revolving Loan Note and Equipment Loan Note herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations"). The undersigned further agrees to pay all costs of collection and attorneys' fees paid or incurred by Lender in the collection of the Obligations and the enforcement of this Corporate Guaranty. This Corporate Guaranty shall continue in full force and effect until all of the Obligations, including, but not limited to, all indebtedness evidenced by the Notes, have been fully and irrevocably paid and discharged. This is a guarantee of payment and not of collection and shall be enforceable directly without resorting to any other right, remedy or security.

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

          If this Corporate Guaranty is signed by more than one person, firm or corporation, every obligation of each signatory shall be joint and several. No release or discharge of any one or more of the undersigned, if there be more than one, shall release or discharge any other or others of the undersigned unless and until all of the Obligations shall have been fully paid. This Corporate Guaranty and each and every part hereof shall be binding upon the undersigned jointly and severally (if there be more than one) and upon the heirs, legal representatives, successors and assigns of the undersigned, and shall inure to the benefit of Lender and its successors and assigns.

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

          The undersigned hereby submits to personal jurisdiction in the State of Illinois for the enforcement of this Corporate Guaranty and waives any and all personal rights to object to such jurisdiction for the purposes of litigation to enforce this Corporate Guaranty. The undersigned hereby consents to the jurisdiction of either the Circuit Court of Cook County, Illinois, or the United States District Court for the Northern District of Illinois, Eastern Division, in any action, suit or proceeding which Lender may at any time wish to file in connection with this Corporate Guaranty or any related matter. The undersigned hereby agrees that any action, suit or proceeding to enforce this Corporate Guaranty may be. brought in any State or Federal Court in the State of Illinois and hereby waive any objection which the undersigned may have to the laying of the venue of any such action, suit or proceeding in any such Court; provided, however, that the provisions of this paragraph shall not be deemed to preclude Lender from filing any such action, suit or proceeding in any other appropriate forum. THE UNDERSIGNED HEREBY IRREVOCABLY WAIVES THE RIGHT TO TRIAL BY JURY WITH RESPECT TO ALL ACTIONS OR PROCEEDINGS IN ANY WAY, MANNER OR RESPECT ARISING OUT OF OR RELATING. TO THIS CORPORATE GUARANTY.

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

         if to Lender:_____                 Firstar Bank N.A.
                                            30 N. Michigan Avenue Drive
                                            Chicago, Illinois  60602
                                            Attention:  Craig B. Collinson,
                                                        Senior Vice President
                                            Fax No.:  (312) 696-1397


         With a copy to:___         Gould & Ratner
                                            222 North LaSalle Street
                                            Suite 800
                                            Chicago, Illinois 60601
                                            Attention: Christopher J. Horvay
                                            Fax No.: (312) 236-3241

         and if to the undersigned: at the address set forth below its name

Except as otherwise specifically required herein, notice of the exercise of any right, option or power granted to Lender by this Corporate Guaranty is not required to be given.

          This Corporate Guaranty amends and restates in its entirety an original Corporate Guaranty in favor of Lender made by the undersigned dated April 18, 2000, and amended and restated as of June 9, 2000 and December 7, 2000.

US 1 INDUSTRIES, INC., an Indiana corporation


By:_________________________________
Name:_______________________________
Title:________________________________


Address: 1000 Colfax Street
Gary, IN 46406
Fax No.: (219) 977-5227

Bank One, N.A.
July 19, 2000
Page 2





                                  EXHIBIT "I-1"

                                 ACKNOWLEDGEMENT
                            (Subordination Agreement)

The undersigned, August Investment Partnership, hereby acknowledges that Firstar Bank N.A ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc. and Cam Transport, Inc. (collectively "Borrowers") pursuant to a Third Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended as of December 7, 2000, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Third Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, or the Amendment to Loan Agreement dated June 9, 2000, or Second Amendment to Loan Agreement dated December 7, 2000, among Borrowers, Lender and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement, Second Amendment to Loan Agreement, or Third Amendment to Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of March 1, 2001.




------------------------------
Harold Antonson



------------------------------
Michael Kibler

                                  EXHIBIT "I-2"

                                 ACKNOWLEDGEMENT
                            (Subordination Agreement)

          The undersigned, Harold Antonson and Michael Kibler, hereby acknowledge that Firstar Bank N.A ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line
Transport Inc., Five Star Transport, Inc. and Cam Transport, Inc. (collectively "Borrowers") pursuant to a Third Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended as of December 7, 2000, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Third Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, or the Amendment to Loan Agreement dated June 9, 2000, or Second Amendment to Loan Agreement dated December 7, 2000, among Borrowers, Lender and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement, Second Amendment to Loan Agreement, or Third Amendment to Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of March 1, 2001.


AUGUST INVESTMENT PARTNERSHIP


By: ______________________________
    General Partner