Form 10-Q/A
period 2001-03-31
US 1 INDUSTRIES INC
filed 2001-05-15
CIK 351498

FORM 10-Q/A

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

2. RECLASSIFICATIONS

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
                                              ==========         ==========

     The Company has a $5.5 million line of credit. Advances under the revolving line of credit are limited to 70% of eligible accounts receivable and bear interest at the prime rate (8.0% at March 31, 2001) plus .5%. The interest rate is currently based on certain financial covenants and may range from prime to prime plus .5%. This line of credit agreement expires in September 2001. Advances under the agreement are collateralized by the Company's accounts receivable, property, and other assets. Borrowings of up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2001, the outstanding borrowings on this line of credit were $4.72 million.

     In addition to the $5.5 million line of credit, the Company has also established a separate line for equipment financing which has been increased from $500,000 to $1,000,000 in the first quarter of 2001. The principal balance of the Equipment Loan shall bear interest payable monthly, in an amount equal to the Prime Rate in effect plus 1% per annum. The principal balance on the equipment line is payable monthly based on a five-year amortization of the outstanding balance. The equipment line expires on May 15, 2002. At March 31, 2001, the outstanding borrowings on the equipment line of $467,986 were included in long term debt.

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