Form 10-Q/A
period 2001-06-30
US 1 INDUSTRIES INC
filed 2001-08-10
CIK 351498

FORM 10-Q

                ------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001.

                           Commission File No. 1-8129.


                              US 1 INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


          Indiana                                95-3585609
          _______                                __________

(State of Incorporation)                  (I.R.S. Employer Identification No.)



   1000 Colfax, Gary, Indiana                                   46406
   --------------------------                                   -----
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (219) 944-6116
                                                          ______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

As of August 10, 2001, there were 10,618,224 shares of registrant's common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

ASSETS
                                                    June 30,      December 31,
                                                      2001           2000
                                                      ----           ----
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowance for
    doubtful accounts of $372,000 and $209,000
    respectively                                   $9,934,210    $9,911,436
Other receivables                                     828,677       382,057
Deposits                                               82,950        40,450
Prepaid expenses                                      267,857       309,897
Current deferred tax asset                            400,000       400,000
                                                   -----------   ----------
      Total current assets                         11,513,694    11,043,840

FIXED ASSETS:
   Equipment                                        1,290,566      335,402
   Less accumulated depreciation and amortization    (139,828)     (68,797)
                                                    ----------   ----------
      Net fixed assets                              1,150,738      266,605
                                                    ----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                    ----------  -----------
      Net assets held for sale                         54,000        54,000
 Non-current deposits                                 126,461       126,461
 Non-current deferred tax asset                       400,000       400,000
                                                    ----------  -----------
TOTAL ASSETS                                      $13,244,893   $11,890,906
                                                    ==========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                     June 30,     December 31,
                                                      2001           2000
                                                      ----           ----
                                                     (Unaudited)
CURRENT LIABILITIES:
   Short-term debt                               $ 5,633,560    $ 4,503,896
   Accounts payable                                3,118,936      2,621,107
   Bank overdraft                                    382,661        522,201
   Accrued expenses                                  209,944        244,446
   Insurance and claims                              265,936        418,450
   Accrued compensation                               39,313         33,891
   Accrued interest                                  908,684        836,019
   Fuel and other taxes payable                       40,235        143,796
                                                 -----------   ------------
      Total current liabilities                   10,599,269      9,323,806
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      3,701,520      4,026,210

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    2001 and 2000 - 1,094,224
    Liquidation preference $0.3125 per share       1,051,540      1,000,112
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,844,296     40,844,296
   Accumulated deficit                           (42,951,732)   (43,303,518)
                                                 -----------     -----------
   Total shareholders' deficiency                 (2,107,436)    (2,459,222)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $ 13,244,893    $11,890,906
                                                 ===========    ============



The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                              Three Months Ended            Six Months Ended
                                              2001          2000            2001        2000
                                              ----          ----            ----        ----

OPERATING REVENUES                      $ 17,536,616    $11,593,128   $  32,987,624  $20,624,055
                                          ------------  ------------    ------------  -----------
OPERATING EXPENSES:
  Purchased transportation/commissions    15,498,732     10,068,434      29,045,930   17,891,217
  Insurance and claims                       458,451        308,244         868,734      632,872
  Salaries, wages, and other                 529,738        465,530       1,069,764      854,841
  Operating supplies and expense             575,820        343,015       1,056,606      506,416
  Other expenses                             169,491        125,912         309,866      219,663
                                          ------------  ------------    ------------  ----------
     Total operating expenses             17,232,232     11,311,135      32,350,900   20,105,009
                                          ------------  ------------    ------------  ----------
OPERATING INCOME                             304,384        281,993         636,724      519,046
                                          ------------  ------------    ------------  ----------
NON-OPERATING INCOME (EXPENSE):
  Interest income                                459         23,067           2,894       25,074
  Interest expense                          (166,040)      (160,956)       (372,956)    (326,631)
  Other income (expense)                      72,782         25,808         136,552       34,763
                                          ------------  ------------    ------------   ----------
     Total non-operating (expense)          ( 92,799)      (112,081)       (233,510)    (266,794)
                                          ------------  ------------    ------------   ----------
NET INCOME                              $    211,585     $  169,912   $     403,214   $  252,252
DIVIDENDS ON PREFFERRED SHARES               (25,714)       (23,143)        (51,428)     (46,286)
                                          -----------   ------------    ------------  -----------
NET INCOME AVAILABLE TO COMMON
SHARES                                       185,871        146,769         351,786      205,966
                                          ===========   ============    ============  ===========
EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED                     $       0.02     $     0.01   $        0.03   $     0.02
                                          ============  ============    ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-
  BASIC AND DILUTED                       10,618,224     10,618,224      10,618,224    10,618,224
                                          ============  ============    ============ ============


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             JUNE 30, 2001 (UNAUDITED) AND JUNE 30, 2000 (UNAUDITED)

                                                      Six Months Ended June 30,
                                                          2001        2000
                                                       __________   _________

                                                       (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               403,214    252,254
Adjustments to reconcile net income to net
  Cash used for operations:
  Depreciation and amortization                           71,031     10,859
  Provision for doubtful accounts                        162,297     23,328
  Changes in operating assets and liabilities:
    Accounts receivable - trade                         (185,071)(1,229,908)
    Other receivables                                   (446,620)  (321,607)
    Prepaid assets                                        42,040    (12,918)
    Deposits                                             (42,500)      (288)
    Accounts payable                                     497,829    371,768
    Accrued expenses                                     (34,502)    21,269
    Accrued interest                                      72,665     98,069
    Insurance and claims                                (152,514)    99,322
    Accrued compensation                                   5,422      1,699
    Fuel and other taxes payable                        (103,561)    13,406
                                                       ---------   --------
  Net Cash provided by(used in) operating activities     289,730   (672,747)
                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (955,164)   (16,307)
                                                        --------   --------

   Net cash used in investing activities                (955,164)   (16,307)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments)under line of credit         524,171   (877,606)
  Proceeds from equipment line of credit                 669,394          0
  Principal payments on long term debt                  (156,280)   (26,792)
  Net(repayment of) proceeds from shareholder loans     (232,311) 1,614,248
  Decrease in bank overdraft                            (139,540)   (20,796)
                                                       ---------   --------
  Net cash provided by financing activities              665,434    689,054
                                                       ---------   --------
NET INCREASE IN CASH                                           0          0
CASH, BEGINNING OF PERIOD                                      0          0
                                                        ---------  --------
CASH, END OF PERIOD                                            0          0
                                                        =========  ========


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION
     The accompanying consolidated balance sheet as of June 30, 2001, and the consolidated statements of operations and cash flows for the six month and three month periods ended June 31, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the six months and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 2000 financial statement to conform with the 2001 presentation.

3. EARNINGS PER COMMON SHARE

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding common stock equivalents in these periods.

                                                       Six Months Ended
Numerator                                             2001           2000
                                                      ----           ----

       Net income                                 $ 403,214    $  252,252
       Dividends on preferred shares                (51,428)      (46,286)
                                                 ----------   ------------
 Net income available to common
        shareholders for basic and diluted EPS      351,786       205,966

Denominator
       Weighted average common shares            10,618,224    10,618,224
       outstanding for basic and diluted EPS


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4. SHORT-TERM DEBT
Short-term debt at June 30, 2001, and December 31, 2000, comprises:

                                               June 30,         December 31,
                                                 2001               2000
                                              ----------         ----------
Line of credit                                 4,795,275         $4,271,104
Current portion of long-term debt                838,285            232,792
                                              ----------         ----------
         Total                                 5,633,560         $4,503,896
                                              ==========         ==========

     The Company has a $5.5 million line of credit. Advances under the revolving line of credit are limited to 70% of eligible accounts receivable and bear interest at the prime rate (6.75% at June 30, 2001). The interest rate is currently based on certain financial covenants and may range from prime to prime plus .5%. This line of credit agreement expires in September 2001. Advances under the agreement are collateralized by the Company's accounts receivable, property, and other assets. Borrowings of up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2001, the outstanding borrowings on this line of credit were $4.80 million.

     In addition to the $5.5 million line of credit, the Company has also established a separate line for equipment financing which was increased from $500,000 to $1,000,000 in the first quarter of 2001. The principal balance of the Equipment Loan shall bear interest payable monthly, in an amount equal to the Prime Rate in effect plus 1% per annum. The principal balance on the equipment line is payable monthly based on a five-year amortization of the outstanding balance. The equipment line expires on May 15, 2002. At June 30, 2001, the outstanding borrowings on the equipment line, which is included above in the current portion of long-term debt, totaled $740,695.

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


Results of Operations


The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the six months ended June 30, 2001 and in the Company's Form 10-K for its fiscal year ended December 31, 2000, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Six months ended June 30, 2001 Compared to the six months ended June 30, 2000


The Company's operating revenues increased from $20.6 million for the six months ended June 30, 2000 to $33.0 million for the same period in 2001. This is an increase of 60.0%. This increase is attributable to the continued growth at Carolina National Transportation and Keystone Lines, the expansion of Keystone Logistics, Inc. and the start up of two new companies, CAM Transport, Inc. and Unity Logistics, Inc.

The following table set forth the percentage relationships of expense items to revenue for the six months ended June 30, 2001 and June 30, 2000:


                                                      2001      2000
                                                     ------    ------

Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation and commissions           88.0     86.7
    Insurance and claims                                2.6      3.1
    Salaries, wages and other                           3.2      4.1
    Other operating expenses                            4.1      3.5
                                                     -------   ------
     Total operating expenses                          97.9     97.4
                                                      ------   ------
Operating income                                        2.1      2.6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


     The Company has three direct variable costs, which are purchased transportation, commissions, and insurance. At June 30, 2000 the sum of these direct variable costs was 89.8% of revenue in comparison to 90.6% at June 30, 2001. As reflected in the table above, the overall cost of the direct variable items has increased .8% while insurance and claims decreased .5% as a percentage of revenues. This decrease in insurance and corresponding increase in purchased transportation and commissions is due to the Company brokering a higher percentage of its freight in 2001 as compared to 2000. When the Company brokers freight, the Company does not pay insurance on this freight. However, the purchased transportation expense is greater for brokered freight.

     Salaries, wages and other expenses were 3.2% of revenue at June 30, 2001 and 4.1% for the same period in 2000. This is a decrease of 0.9% as related to revenue. Salaries and wages do not increase at the same rate as revenue due to economies of scale, improved productivity, and the implementation of technological solutions. Other operating expenses were 4.1% of revenue at June 30, 2001 and 3.5% at June 30, 2000. The increase in other operating expenses as a percentage of revenue is primarily the result of the Company increasing the allowance for doubtful accounts. The addition to the allowance for doubtful accounts during the six months ended June 30, 2001 was $162,297 and $23,328 for the same period of 2000. The Company has two large customers whose credit has declined. Management believes the current allowance adequately provides for the possibility that not all accounts receivable for these two larger customers will be collected.

     Based on the changes in revenue and expenses discussed above, operating income increased by $117,678 from $519,046 for the six months ended June 30, 2000 to $636,724 for the six months ended June 30, 2001.

     Interest expense increased by $46,325 in 2001. Interest at June 30, 2000 was $326,631 and at June 30, 2001 interest was $372,956. This increase in interest expense is attributable to the additional borrowing against the Company's lines of credit, partially offset by a reduction in interest rates.

     Non-operating income, exclusive of interest expense, increased from $59,837 for the six months ended June 30, 2000 to $139,446 for the six months ended June 30, 2001. The increase was primarily attributable to income generated through the financing of receivables by T.C. Services.

     Net income for the six months ended June 30, 2001 was $403,214 compared with $252,252 for the same period in 2000.

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (continued)



Three months ended June 30, 2001 Compared to the three months ended June 30,
2000



The Company's operating revenues increased from $11.6 million for the three months ended June 30, 2000 to $17.5 million for the same period in 2001. This is an increase of 51.3%. This increase is attributable to the continued growth at Carolina National Transportation and Keystone Lines, the expansion of Keystone Logistics, Inc. and the start up of two new Companies, CAM Transport, Inc. and Unity Logistics, Inc.

The following table set forth the percentage relationships of expense items to revenue for the three months ended June 30, 2001 and June 30, 2000:

                                                      2001      2000
                                                     ------    ------

Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation and commissions           88.4     86.8
    Insurance and claims                                2.6      2.7
    Salaries, wages and other                           3.0      4.0
    Other operating expenses                            4.3      4.0
                                                     -------   ------
     Total operating expenses                          98.3     97.5
                                                      ------   ------
Operating income                                        1.7      2.5


     The Company has three direct variable costs, which are purchased transportation, commissions, and insurance. For the three months ended June 30, 2000 the sum of these direct variable costs was 89.5% of revenue in comparison to 91.0% for the three months ended June 30, 2001. As reflected in the table above, the overall cost of the direct variable items has increased 1.5% while insurance and claims decreased .1% as a percentage of revenues. This decrease in insurance and corresponding increase in purchased transportation and commissions is due to the Company brokering a higher percentage of its freight for the three months ended June 30, 2001 as compared to the same period of time in 2000. When the Company brokers freight, the Company does not pay insurance on this freight. However, the purchased transportation expense is greater for brokered freight. Partially offsetting the decrease in insurance expense resulting from a higher amount of brokered freight, is an increase in accident claims expense.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


     Salaries, wages and other expenses were 3.0% of revenue for the three months ended June 30, 2001 and 4.0% for the same period in 2000. This is a decrease of 1.0% as related to revenue. Salaries and wages do not increase at the same rate as revenue due to economies of scale, improved productivity, and the implementation of technological solutions. Other operating expenses were 4.3% of revenue for the three months ended June 30, 2001 and 4.0% for the three months ended June 30, 2000. The increase in other operating expenses as a percentage of revenue is primarily the result of the Company increasing the allowance for doubtful accounts. The addition to the allowance for doubtful accounts during the three months ended June 30, 2001 was $63,138 and $12,498 for the same period of 2000. The Company has two large customers whose credit declined in 2001. Management believes the current allowance adequately provides for the possibility that not all accounts receivable for these two larger customers will be collected.

     Based on the changes in revenue and expenses discussed above, operating income increased by $22,391 from $281,993 for the three months ended June 30, 2000 to $304,384 for the three months ended June 30, 2001.

     Interest expense remained relatively constant with a slight increase of $5,084 for the three months ended June 30, 2001 in comparison to the same period of time in 2000. Increased borrowings against the Company's line of credit were partially offset by a decrease in interest rates. Interest for the three months ended June 30, 2000 was $160,956 and $166,040 for the three months ended June 30, 2001.

     Non-operating income, exclusive of interest expense, increased from $48,875 for the three months ended June 30, 2000 to $73,241 for the three months ended June 30, 2001. The increase was primarily attributable to income generated through the financing of receivables by T.C. Services.

    Net income for the three months ended June 30, 2001 was $211,585 compared with $169,912 for the same period in 2000.

Liquidity and Capital Resources


     As of June 30, 2001, the Company's financial position continues to improve in comparison to the prior fiscal period. The Company had a net deficiency in shareholder equity of $2.1 million at June 30, 2001, an improvement of $351,786 over year-end December 31, 2000.

     Net cash provided by (used in) operating activities increased $1.0 million from $(0.7) million for the six months ended June 30, 2000 to $0.3 million for the six months ended June 30, 2001. The cash provided by operations is due primarily to an increase in net income with a corresponding decrease in accounts receivable as a percentage of revenue growth.

     Net cash used in investing activities increased $938,857 from $16,307 for the six months ended June 30, 2000 to $955,164 for the six months ended June 30, 2001. Net cash used in investing activities during the first six months of 2001 related to the investment in additional equipment.

     Net cash provided by financing activities, primarily generated from additional borrowings, decreased $23,620 from $689,054 for the six months ended June 30, 2000 to $665,434 for the six months ended June 30, 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


     In March 2001, the Company's line of credit agreement with Firstar Bank was amended in order to increase the equipment line of credit from $500,000 to $1,000,000. The principal balance on this equipment line is payable monthly based on a five-year amortization of the outstanding balance. The equipment line expires on May 15, 2002. $740,695 was outstanding on this equipment loan at June 30, 2001. In conjunction with the March 2001 amendment of the Firstar agreements, the personal guarantees of this debt by the Chief Executive Officer and Chief Financial Officer of the Company were reduced from a total of $3 million to a total of $1 million.

     In addition to the $1,000,000 equipment line of credit, the Company also has a $5.5 million line of credit with Firstar Bank. $4.80 million was outstanding under this line at June 30, 2001.



Quantitative and Qualitative Disclosures About Market Risk

Inflation

     Changes in freight rates charged by the Company to its customers are generally reflected in the cost of purchased transportation and commissions paid by the Company to independent contractors and agents, respectively.
Therefore, management believes that future-operating results of the Company will be affected primarily by changes in volume of business. However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates and cost of purchased transportation may fluctuate, affecting the Company's profitability.


Certain Relationships and Related Transactions

     The Company leases office space for its headquarters in Gary, Indiana, for $3,000 monthly, from Michael E. Kibler, the president and Chief Executive Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, treasurer and a director of the Company. Messrs. Kibler and Antonson own the property as joint tenants. The Company's monthly rent cost increased from $2,200 to $3,000 in April 2001.

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

     The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $4.3 million.

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

August 10, 2001