Form 10-Q/A
period 2001-09-30
US 1 INDUSTRIES INC
filed 2001-11-09
CIK 351498

FORM 10-Q

                 ------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               QUARTERLY REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___
     -


As of November 9, 2001, there were 10,618,224 shares of registrant's common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

ASSETS
                          September 30, December 31,
                                                      2001          2000
                                                     ----           ----
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowance for
    doubtful accounts of $479,000 and $209,000
    respectively                                  $10,713,558    $9,911,436
Other receivables                                   1,133,459       382,057
Deposits                                               44,450        40,450
Prepaid expenses                                      247,354       309,897
Current deferred tax asset                               400,000    400,000
                                                   -----------   ----------
      Total current assets                         12,538,821    11,043,840

FIXED ASSETS:
   Equipment                                        1,448,153      335,402
   Less accumulated depreciation and amortization    (192,727)     (68,797)
                                                    ----------   ----------
      Net fixed assets                              1,255,426      266,605
                                                    ----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                    ----------  -----------
      Net assets held for sale                         54,000        54,000
 Non-current deposits                                 126,461       126,461
 Non-current deferred tax asset                       400,000       400,000
                                                    ----------  -----------
TOTAL ASSETS                                      $14,374,708   $11,890,906
                                                    ==========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                  September 30, December 31,
                                                      2001           2000
                                                      ----           ----
                                                 (Unaudited)
CURRENT LIABILITIES:
   Short-term debt                               $ 5,916,888    $ 4,503,896
   Accounts payable                                3,552,740      2,621,107
   Bank overdraft                                    373,395        522,201
   Accrued expenses                                  193,892        244,446
   Insurance and claims                              386,553        418,450
   Accrued compensation                               36,645         33,891
   Accrued interest                                  943,090        836,019
   Fuel and other taxes payable                       67,024        143,796
                                                 -----------   ------------
      Total current liabilities                   11,470,227      9,323,806
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      3,641,991      4,026,210

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares outstanding:
    2001 and 2000 - 1,094,224
    Liquidation preference $0.3125 per share       1,077,254      1,000,112
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,844,296     40,844,296
   Accumulated deficit                           (42,659,060)   (43,303,518)
                                                 -----------     -----------
   Total shareholders' deficiency                 (1,814,764)    (2,459,222)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $ 14,374,708    $11,890,906
                                                 ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                              2001          2000            2001        2000
                                              ----          ----            ----        ----
OPERATING REVENUES                      $ 18,427,655    $13,487,727   $  51,415,279  $34,111,782
                                          ------------  ------------    ------------  -----------
OPERATING EXPENSES:
  Purchased transportation/commissions    16,113,062     11,147,191      45,158,992   29,038,408
  Insurance and claims                       554,342        417,669       1,423,076    1,050,541
  Salaries, wages, and other                 506,283        705,461       1,576,047    1,560,302
  Operating supplies and expense             643,596        658,451       1,700,202    1,164,867
  Other expenses                             181,006         43,148         490,872      262,811
                                          ------------  ------------    ------------  ----------
     Total operating expenses             17,998,289     12,971,920      50,349,189   33,076,929
                                          ------------  ------------    ------------  ----------
OPERATING INCOME                             429,366        515,807       1,066,090    1,034,853
                                          ------------  ------------    ------------  ----------
NON-OPERATING INCOME (EXPENSE):
  Interest income                              1,251         42,451           4,145       67,525
  Interest (expense)                        (162,908)      (313,313)       (535,864)    (639,944)
  Other income (expense)                      50,674         44,950         187,229       79,713
                                          ------------  ------------    ------------   ----------
     Total non-operating (expense)          (110,983)      (225,912)       (344,490)    (492,706)
                                          ------------  ------------    ------------   ----------
NET INCOME                              $    318,383     $  289,895   $     721,600   $  542,147
DIVIDENDS ON PREFFERRED SHARES               (25,714)       (23,143)        (77,142)     (69,429)
                                          -----------   ------------    ------------  -----------
NET INCOME AVAILABLE TO COMMON
SHARES                                       292,669        266,752         644,458      472,718
                                          ===========   ============    ============  ===========
EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED                     $       0.03     $     0.03   $        0.06   $     0.04
                                          ============  ============    ============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-
  BASIC AND DILUTED                       10,618,224     10,618,224      10,618,224    10,618,224
                                          ============  ============    ============  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       SEPTEMBER 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000 (UNAUDITED)

                                                Nine Months Ended September30,
                                                          2001        2000
                                                      (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               721,600    441,342
Adjustments to reconcile net income to net
  Cash used for operations:
  Depreciation and amortization                          123,930     17,218
  Provision for doubtful accounts                        269,490     19,851
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (1,071,612)(2,317,890)
    Other receivables                                   (751,402)  (384,613)
    Prepaid assets                                        62,543    (44,851)
    Deposits                                              (4,000)   (25,488)
    Accounts payable                                     931,633    548,062
    Accrued expenses                                     (50,554)    18,663
    Accrued interest                                     107,071    156,355
    Insurance and claims                                 (31,897)   136,087
    Accrued compensation                                   2,754     12,075
    Fuel and other taxes payable                         (76,772)    21,654
                                                       ---------   --------
  Net Cash provided by(used in) operating activities     232,784 (1,401,535)
                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (1,112,751)   (10,310)
                                                        --------   --------

   Net cash used in investing activities              (1,112,751)   (10,310)
                                                        --------
--------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments)under line of credit         896,038    246,495
  Proceeds from equipment line of credit                 669,393          0
  Principal payments on long term debt                  (250,091)   (41,291)
  Net(repayment of) proceeds from shareholder loans     (286,567) 1,553,884
  Decrease in bank overdraft                            (148,806)  (345,719)
                                                       ---------   --------
  Net cash provided by financing activities              879,967  1,413,369
                                                       ---------   --------
NET INCREASE IN CASH                                           0      1,524
CASH, BEGINNING OF PERIOD                                      0          0
                                                        ---------  --------
CASH, END OF PERIOD                                            0      1,524
                                                        =========  ========

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of September 30, 2001, and the consolidated statements of operations and cash flows for the three month and nine month periods ended September 30, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

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

                                                       Nine Months Ended
Numerator                                             2001           2000
                                                      ----           ----
       Net income                                 $ 721,600    $  542,147
       Dividends on preferred shares                (77,142)      (69,429)
                                                 ----------   ------------
 Net income available to common
        shareholders for basic and diluted EPS      644,458       472,718

Denominator
       Weighted average common shares            10,618,224    10,618,224
       outstanding for basic and diluted EPS

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4. SHORT-TERM DEBT
Short-term debt at September 30, 2001, and December 31, 2000, comprises:

                                             September 30,       December 31,
                                                 2001               2000
                                              ----------         ----------
Line of credit                                $5,167,142         $4,271,104
Current portion of long-term debt                749,746            232,792
                                              ----------         ----------
         Total                                $5,916,888         $4,503,896
                                              ==========         ==========

     The Company had a $5.5 million line of credit that matured on September 28, 2001. This revolving line of credit was amended effective October 15, 2001, increasing the line to $7.0 million and extending the maturity date until October 1, 2003. Advances under this revolving line of credit are limited to 70% of eligible accounts receivable and bear interest at the prime rate (6.25% at September 30,2001). The interest rate is currently based upon certain financial covenants and may range from prime to prime plus .5%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At
September 30, 2001, the outstanding borrowings on this line of credit were $5.2 million.

     In addition to the $7.0 million line of credit, the Company also has established a separate $1 million line for equipment financing. Effective October 15, 2001, the maturity date of this line was extended from May 15,2002 until October 1, 2003. The principal balance on the equipment line is payable monthly based on a five-year amortization of the outstanding balance. Borrowings on this line bear interest at the prime rate in effect plus 1% per annum. At September 30, 2001, the outstanding borrowings on the equipment line totaled $702,102.

     Also, in October 2001, the Company established an additional line of credit in the amount of $300,000 for equipment purchases. The principal balance of this line shall bear interest at the prime rate in effect plus 1% per annum. The maturity date of this equipment line is October 1, 2003.

     These lines of credit are subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or the insecurity of the lender concerning the ability of the Company to repay its obligations as and when due or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization.

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

Results of Operations


The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the nine months and three months ended September 30, 2001 and in the Company's Form 10-K for its fiscal year ended December 31, 2000, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Nine months ended September 30, 2001 Compared to the nine months ended September 30, 2000


The Company's operating revenues increased from $34.1 million for the nine months ended September 30, 2000 to $51.4 million for the same period in 2001. This is an increase of 51.0%. This increase is attributable to the continued growth at Carolina National Transportation and Keystone Lines, the expansion of Keystone Logistics, Inc. and the start up of three new companies, CAM Transport, Inc., Unity Logistics, Inc. and ERX, Inc.

The following table set forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2001 and September 30, 2000:

                                                      2001      2000
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation and commissions           87.8     85.1
    Insurance and claims                                2.8      3.1
    Salaries, wages and other                           3.1      4.6
    Other operating expenses                            4.3      4.2
                                                     -------   ------
     Total operating expenses                          98.0     97.0
                                                      ------   ------
Operating income                                        2.0      3.0

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


     The Company has three direct variable costs. These are purchased transportation, commissions, and insurance. At September 30, 2000 the sum of these direct variable costs was 88.2% of revenue in comparison to 90.6% at September 30, 2001. As reflected in the table above, the overall cost of the direct variable items has increased 2.4% while insurance and claims decreased
 .3% as a percentage of revenues. This decrease in insurance and corresponding increase in purchased transportation and commissions is due to the Company brokering a higher percentage of its freight in 2001 as compared to 2000. When the Company brokers freight, the Company does not pay insurance on this freight. However, the purchased transportation expense is greater for brokered freight.

     Salaries, wages and other expenses were 3.1% of revenue at September 30, 2001 and 4.6% for the same period in 2000. This is a decrease of 1.5% as related to revenue. Salaries and wages do not increase at the same rate as revenue due to economies of scale, improved productivity, and the implementation of technological solutions. Other operating expenses remained relatively constant as a percentage of revenue for the nine months ended September 30, 2001 in comparison to the same period in 2000. Allowance for doubtful accounts for the nine months ended September 30, 2001 was $479,000 and $209,000 for the same period of 2000. The Company has two large customers whose credit has declined. Management believes the current allowance adequately provides for the possibility that not all accounts receivable for these two larger customers will be collected.

     Based on the changes in revenue and expenses discussed above, operating income increased by $31,237 from $1,034,853 for the nine months ended September 30, 2000 to $1,066,090 for the nine months ended September 30, 2001. While operating income increased for the nine months ended September 30, 2001 in comparison to the previous year, operating income as a percentage of revenue actually decreased, from 3.0% for the nine months ended September 30, 2000 to 2.0% for the same period in 2001. This decrease is due to costs related to opening new terminals.

     Interest expense decreased by $104,080 in 2001. Interest at September 30, 2000 was $639,944 and at September 30, 2001 interest was $535,864. This decrease in interest expense is attributable to continued decrease in the prime rate. The rate on the Company's loan with Firstar is currently based on certain financial covenants and may range from prime to prime plus .5%.

     Non-operating income, exclusive of interest expense, increased from $147,238 for the nine months ended September 30, 2000 to $191,374 for the nine months ended September 30, 2001. The increase was primarily attributable to income generated through the financing of receivables by T.C. Services.

     Net income for the nine months ended September 30, 2001 was $721,600 compared with $542,147 for the same period in 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)



Three months ended September 30, 2001 Compared to the three months ended September 30, 2000



The Company's operating revenues increased from $13.5 million for the three months ended September 30, 2000 to $18.4 million for the same period in 2001. This is an increase of 37%. This increase is attributable to the continued growth at Carolina National Transportation and Keystone Lines, the expansion of Keystone Logistics, Inc. and the start up of three new Companies, CAM Transport, Inc., Unity Logistics, Inc. and ERX, Inc.

The following table set forth the percentage relationships of expense items to revenue for the three months ended September 30, 2001 and September 30, 2000:

                                                      2001      2000
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation and commissions           87.4     82.6
    Insurance and claims                                3.0      3.1
    Salaries, wages and other                           2.7      5.2
    Other operating expenses                            4.5      5.2
                                                     -------   ------
     Total operating expenses                          97.6     96.1
                                                      ------   ------
Operating income                                        2.4      3.9


     The Company has three direct variable costs, which are purchased transportation, commissions, and insurance. For the three months ended September 30, 2000 the sum of these direct variable costs was 85.7% of revenue in comparison to 90.4% for the three months ended September 30, 2001. As reflected in the table above, the overall cost of purchased transportation and commissions has increased 4.7% while insurance and claims decreased .1% as a percentage of revenues. This decrease in insurance and corresponding increase in purchased transportation and commissions is due to the Company brokering a higher percentage of its freight for the three months ended September 30, 2001 as compared to the same period of time in 2000. When the Company brokers freight, the Company does not pay insurance on this freight. However, the purchased transportation expense is greater for brokered freight. Partially offsetting the decrease in insurance expense resulting from a higher amount of brokered freight, is an increase in accident claims expense.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)


     Salaries, wages and other expenses were 2.7% of revenue for the three months ended September 30, 2001 and 5.2% for the same period in 2000. This is a decrease of 2.5% as related to revenue. Salaries and wages do not increase at the same rate as revenue due to economies of scale, improved productivity, and the implementation of technological solutions. Other operating expenses were 4.5% of revenue for the three months ended September 30, 2001 and 5.2% for the three months ended September 30, 2000. The Company has substantially increased the allowance for doubtful accounts during the three months ended September 30, 2001. The addition to the allowance for doubtful accounts during the three months ended September 30, 2001 was $82,000 and $19,851 for the same period of 2000. The Company has two large customers whose credit declined in 2001. Management believes the current allowance adequately provides for the possibility that not all accounts receivable for these two larger customers will be collected.

     Based on the changes in revenue and expenses discussed above, operating income decreased by $86,441 from $515,807 for the three months ended September 30, 2000 to $429,366 for the three months ended September 30, 2001. While operating income increased for the three months ended September 30, 2001 in comparison to the previous year, operating income as a percentage of revenue actually decreased, from 3.9% for the three months ended September 30, 2000 to 2.4% for the same period in 2001. This decrease is due to costs related to opening new terminals.

     Interest expense decreased by $150,405 for the three months ended September 30, 2001 in comparison to the same period of time in 2000. Increased borrowings against the Company's line of credit were partially offset by a decrease in interest rates. Interest for the three months ended September 30, 2000 was $313,313 and $162,908 for the three months ended September 30, 2001.

     Non-operating income, exclusive of interest expense, decreased from $87,401 for the three months ended September 30, 2000 to $51,925 for the three months ended September 30, 2001.

     Net income for the three months ended September 30, 2001 was $318,383 compared with $289,895 for the same period in 2000.

Liquidity and Capital Resources

     As of September 30, 2001, the Company's financial position continues to improve in comparison to the prior fiscal period. The Company had a net deficiency in shareholder equity of $1.8 million at September 30, 2001, an improvement of $644,458 over year-end December 31, 2000.

     Net cash provided by (used in) operating activities increased $1.6 million from $(1.4) million for the nine months ended September 30, 2000 to $0.2 million for the nine months ended September 30, 2001. The cash provided by operations is due primarily to an increase in net income and an increase in accounts payable partially offset by an increase in accounts receivable.

     Net cash used in investing activities increased $1,102,441 from $10,310 for the nine months ended September 30, 2000 to $1,112,751 for the nine months ended September 30, 2001. Net cash used in investing activities during the first nine months of 2001 related to the investment in additional equipment.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (continued)

     Net cash provided by financing activities, primarily generated from additional borrowings, decreased $533,402 from $1,413,369 for the nine months ended September 30, 2000 to $879,967 for the nine months ended September 30, 2001. In 2000, the Company borrowed approximately $1.5 million from the Chief Executive officer and Chief Financial Officer of the Company. In 2001, there were no such borrowings, accounting for the decrease in cash provided by financing activities. In addition, in 2001, the Company paid approximately $287,000 on these shareholder loans and made payments of $250,000 on other long-term debt. Partially offsetting these decreases is an increase in borrowings under the Company's lines of credit agreements totaling approximately $1.6 million.

     In October 2001, the Company's line of credit was amended, extending the maturity date until October 1, 2003 and increasing the line of credit from $5 million to $7 million. Borrowings under this line of credit were $5.2 million at September 30, 2001. In addition, the Company has a $1 million equipment line of credit with outstanding borrowings of $0.7 million at September 30, 2001. Effective October 15, 2001, the Company obtained an additional $0.3 million equipment line of credit. The Company believes these lines of credit along with cash generated from operations will be sufficient to meet the needs of the Company.

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

     One  of  the  Company's  insurance  providers,   American  Inter-Fidelity
Exchange (AIFE), is managed by a Director of the Company and the Company has a deposit with the Provider.

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


US 1 Industries, Inc.


Michael E. Kibler
President



Harold E. Antonson
Chief Financial Officer

November 9, 2001

                      FOURTH AMENDMENT TO LOAN AGREEMENT
                          AND CONSENT TO ACQUISITION

        This Fourth Amendment to Loan Agreement ("Amendment"), dated as of October 15, 2001, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation, ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"), and FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, and Friendly are hereinafter collectively referred to as "Borrowers" or individually as "Borrower"); US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"); and FIRSTAR BANK N.A., a national banking association ("Lender"). Capitalized terms not defined herein have the meanings ascribed to them in the Loan Agreement, as that term is defined herein.

                          PRELIMINARY STATEMENT:

        All Borrowers, other than Unity, ERX, and Friendly, have previously entered into a Loan Agreement with Lender dated April 18, 2000, which was amended by an Amendment to Loan Agreement dated June 9, 2000, subsequently amended by a Second Amendment to Loan Agreement dated December 7, 2000, and further amended by a Third Amendment to Loan Agreement dated March 1, 2001 (the "Loan Agreement"). Lender has agreed to further amend the Loan Agreement to 1) increase the Maximum Revolving Line of Credit from $5,500,000 to $7,000,000; 2) consent to and provide funds from the proceeds of the Revolving Loan for the acquisition of Transport Logistics, LLC, an Arkansas limited liability company, and/or Transport Leasing, Inc., an Arkansas corporation; 3) establish a new $300,000 Guidance Line of Credit for equipment purchases; 4) extend the Revolving Loan Maturity Date to October 1, 2003; 5) modify the definition of Eligible Accounts Receivable under the Revolving Line of Credit; and 6) provide for the extension of the Equipment Loan Maturity Date from May 15, 2002 to October 1, 2003, all on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, it is hereby agreed as follows:

1. Each of Borrowers and Guarantor represent and warrant that no Event of Default or Incipient Default exists of will occur as a result of any Advance and that each of their representations and warranties set forth in the Loan Instruments is true and correct as of the date hereof, except to the extent that any such representations or warranties speak exclusively to an earlier date.

2. Unity, ERX, and Friendly hereby agree to all of the terms and conditions set forth in the Loan Agreement as amended hereby and assume the obligations of Borrowers thereunder jointly and severally with the other Borrowers and agree to be bound by all of the terms, covenants, agreements, and conditions thereof, as the same apply to the other Borrowers.

3.        Lender   hereby   consents  to   Guarantor's   formation  of  and/or
          acquisition of the assets of Unity, ERX, and Friendly, and waives any breach of the Loan Agreement associated therewith.

4. The parties hereby agree to amend and restate in their entirety the following definitions in Section 1.1 of the Loan Agreement as follows:

                  "Advance: mean any advance of the Revolving Loan, the Equipment Loan, or the Guidance Loan, as the case may be."

                "Borrowers: means Carolina National Transportation Inc., an Indiana corporation; Keystone Lines, a California corporation; Gulf Line Transport Inc., an Indiana corporation; Five Star Transport, Inc., an Indiana corporation; Cam Transport, Inc., an Indiana corporation; Unity Logistic Services Inc., an Indiana corporation; ERX, Inc., an Indiana corporation; Friendly Transport, Inc., an Indiana corporation; and such other entities owned or controlled by any of the foregoing or US 1 Industries, Inc., an Indiana corporation, which elects in writing to be designated as a Borrower hereunder in a writing on terms satisfactory to Lender and as to which Lender elects to extend credit hereunder, including without limitation Transport Leasing, Inc., an Arkansas corporation, and Transport Logistics, LLC, an Arkansas limited liability company"

                "Certificated Collateral: any equipment purchased with proceeds of the Equipment Loan or the Guidance Loan which is covered by title issued under a statute of a state under the law of which indication of a security interest on the certificate of title is required as a condition of perfection."

                "Eligible Accounts Receivable: The total amount of the Accounts from completed transactions after deducting (i) Accounts over 75 days past invoice date; (ii) intercompany Accounts; (iii) foreign Accounts; (iv) Accounts to the extent subject to customer setoffs; (v) Accounts for which the portion of the Account aged 75 days past the invoice date is in excess of 50% of the total indebtedness owed to any of Borrowers by the account debtor; (vi) Accounts for which the account debtor is a Governmental Body, except those for which the account debtor is the government of the United States of America, or any department, commission, board, bureau, agency, public authority or instrumentality thereof and with respect to which all conditions to the pledge of and perfection of a first lien interest in such Accounts under the federal Assignment of Claims Act codified as 41 USC 15 and 31 USC 3727, as amended, on terms satisfactory to Lender, have been satisfied; and (vii) such other reserves as Lender may reasonably deem appropriate."

                "Equipment Loan Maturity Date: means the earlier of (i) October 1, 2003, or (ii) the date on which Borrowers' obligations are accelerated pursuant to this Loan Agreement."

                  "Loan Instruments:

(i)                  Loan Agreement:

(ii)                 Revolving Loan Note;

(iii)                Equipment Loan Note;

(iv)                 Guidance Loan Note;

(v)                  Corporate Guaranty;

(vi)                 Security Instruments;

(vii)                Closing Certificate;

(viii)               Subordination Agreements;

(ix)                 Personal Guaranties; and

(x) such other instruments and documents as Lender reasonably may require in connection with the transactions contemplated by this Loan Agreement.

        as the same may be amended and/or restated from time to time, including but without limitation as amended by or pursuant to that certain Amendment to Loan Agreement dated June 9, 2000, that certain Second Amendment to Loan Agreement dated December 7, 2000, that certain Third Amendment to Loan Agreement dated March 1, 2001, and this Amendment."

                "Principal Balance: the unpaid principal balances of the Revolving Loan, the Equipment Loan, and the Guidance Loan, as the case may be."

                "Purchase Date: the date or dates of purchase of any equipment purchased with Advances from the Equipment Loan under Section 2.1.A or from the Guidance Loan under Section 2.1.B, as the case may be."

                  "Revolving Loan Commitment: $7,000,000"

                "Revolving Loan Maturity Date: the earlier of (i) October 1, 2003 or (ii) the date on which Borrowers' Obligations are accelerated pursuant to the Loan Agreement."

                "Revolving Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of the Closing Date, and as further amended and restated as of June 9, 2000, as further amended and restated as of December 7, 2000, and as further amended and restated as of October 15, 2001"

5. The parties hereby agree to amend Section 1.1 of the Loan Agreement to incorporate the following additional definitions:

                "Guidance Loan: means the Loan made by Lender to Borrowers pursuant to Section 2.1.B hereof."

                  "Guidance Loan Commitment: $300,000"

                "Guidance Loan Maturity Date: means the earlier of (i) October 1, 2003, or (ii) the date on which Borrowers' obligations are accelerated pursuant to this Loan Agreement."

                "Guidance Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of October 15, 2001."

6. Subsection 2.1.4(e) of the Loan Agreement is restated in its entirety to read as follows:

                "availability shall be limited to Lender's advance of funds not exceeding seventy percent (70%) of Borrowers' Eligible Accounts Receivable, provided that, for so long as Borrowers, at their expense, maintain credit insurance as to Accounts in amounts, with a carrier and having provisions acceptable to Lender, in its sole discretion, availability shall be limited to Lender's advance of funds not exceeding seventy-five percent (75%) of Borrowers' Eligible Accounts Receivable."

7. A new Section 2.1.B of the Loan Agreement is hereby added to read as follows:

         "2.1.B   Guidance Loan.
                  -------------

                  2.1.B.1           Amount and Disbursement.
                                    -----------------------

                         Upon the terms and subject to the  conditions  herein
                  set forth, Lender agrees to make Advances of the Guidance Loan to Borrowers from time to time from October 15, 2001 to March 15, 2002, in an aggregate amount outstanding at any one time not in excess of the Guidance Loan Commitment. Lender may remit Advances of the Guidance Loan directly to the equipment seller. Each of Borrowers shall remain jointly and severally liable with the other Borrowers for the repayment of all such Advances of the Equipment Loan with interest.

                  2.1.B.2           Guidance Loan Note.
                                    ------------------

                         The Guidance  Loan shall be evidenced by the Guidance
                  Loan Note.

                  2.1.B.3           Reborrowing.
                                    -----------

                         Subject to the  conditions  set forth in this Section
                  2.1.B, Borrowers may from time to time prior to March 15, 2002, reborrow all or any portion of any Advance of the Guidance Loan which is repaid.

                  2.1.B.4           Conditions.
                                    ----------

                         The  obligation  of Lender to disburse any Advance of
                  the Guidance Loan is subject to the satisfaction of the following conditions precedent:

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

                                   (c) not less  than ten (10)  days  prior to
                         the estimated Purchase Date, Lender shall have:

                                            (i)  received a written request in
                           a form satisfactory to Lender requesting an Advance on the Guidance Loan;

                                            (ii) received and approved of a
                           copy of the purchase agreement and all other agreements or instruments relating to the purchase of any equipment to be purchased with such Advance and shall have received any other information which Lender may request as to any such equipment, including without limitation UCC, judgment and tax lien searches, invoices, bills of sale, certificates of title and other document reports as Lender may request establishing good title in the Seller of the equipment to be purchased free and clear of all encumbrances and that Lender's security interest therein when perfected will be a first Lien; and

                                            (iii) approved the purchase of
                           such equipment, which approval shall not be unreasonably withheld.

                                   (d) on the applicable  Purchase Date,  each
                         of Borrowers' and Guarantor's representations and warranties set forth in the Loan Instruments shall be true and correct in all material respects when made and at and as of the time of the Purchase Date, except to the extent that any such representations and warranties speak expressly to an earlier date;

                                   (e)  delivery  to  Lender  of the  original
                         certificate(s) of title as to any Certificated Collateral with the appropriate endorsements and indications thereof of the security interest in favor of Lender;

                                   (f)  Borrower   shall  have  paid  or  made
                         available in a manner satisfactory to Lender the balance due for the purchase of the equipment to be purchased; and

                                   (g)  the  amount  of  any  Advance  of  the
                         Guidance Loan shall be limited to eighty percent (80%) of the purchase price for the equipment to be purchased with the proceeds of such Advance."

8. Section 2.2 of the Loan Agreement is hereby restated in its entirety to read as follows:

                  "The proceeds of the Revolving Loan shall be used to (i) refinance Borrowers' and Guarantor's secured loan obligations to Lender; (ii) for Borrowers' working capital; and (iii) to pay related transaction costs. Provided that, with compliance with the Special Advance Conditions, the Borrowers may obtain a Special Advance of up to $620,000 of the proceeds of the Revolving Loan.

                  The proceeds of the Equipment Loan shall be used to purchase equipment for use in Borrowers' trucking business.

                  The proceeds of the Guidance Loan shall be used to purchase equipment for use in Borrowers' trucking business."

9. A new subsection 2.3.1(c) of the Loan Agreement is hereby added to read as follows:

                  "The principal balance of the Guidance Loan outstanding from time to time shall accrue interest from the date of a Guidance Loan Advance at (i) the Prime Rate in effect from time to time, plus (ii) 1% per annum provided, however, that during a Default Rate Period, Borrowers' Obligations shall bear interest at the applicable Default Rate."

10. A new subsection 2.4.1(c) of the Loan Agreement is hereby added to read as follows:

                  "Interest on the Guidance Loan shall be payable monthly in arrears commencing December 1, 2001, with a final payment due on the Guidance Loan Maturity Date."

11. A new subsection 2.4.2(c) of the Loan Agreement is hereby added to read as follows:

                  "The unpaid principal balance of the Guidance Loan shall be due and payable as follows: the amount of such unpaid principal balance divided by sixty (60) shall be payable on the first Business Day of the month commencing April 15, 2002, and on the 15th of each month thereafter with payment of the remaining principal balance of the Guidance Loan becoming due and payable, if not sooner paid, on the Guidance Loan Maturity Date."

12. Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than Lender:

i) Revolving Loan Note, dated as of October 15, 2001, attached hereto as Exhibit "A" (the "Revolving Loan Note");

ii) Equipment Loan Note, dated as of October 15, 2001, attached hereto as Exhibit "B" (the "Equipment Loan Note");

iii) Guidance Loan Note, dated as of October 15, 2001, attached hereto as Exhibit "C" (the "Guidance Loan Note");

iv) Security Agreements executed by Lender and those Borrowers not party to the Loan Agreement before the execution of this Amendment, attached hereto as Exhibits "D-1", "D-2", and "D-3".

v) Acknowledgements (re Security Agreements) executed by Guarantor and Borrowers other than Unity, ERX, and Friendly in the forms attached hereto as Exhibits "E-1", "E-2", "E-3", "E-4", "E-5", "E-6", and "E-7";

vi) Amended and Restated Personal Guaranties of Michael Kibler and Harold Antonson in the forms and attached hereto as Exhibit "F-1" and "F-2";

vii) Amended and Restated Corporate Guaranty of US 1 Industries, Inc. in the form attached hereto as Exhibit "G";

viii) Acknowledgements (Subordinated Debt) in the form attached hereto as Exhibit "H-1" or "H-2";

ix) Certified Resolutions of the Board of Directors of the respective Borrowers and Guarantors authorizing the execution and delivery and performance of this Amendment and other documents referred to herein;

x) An opinion letter from the law firm of Borrowers' counsel in a form reasonably satisfactory to Lender's counsel regarding authorization, execution and delivery of this Amendment and the documents referenced herein; and

xi) Articles of Incorporation of, and Certificates of Good Standing for, each of Borrowers and Guarantor, all certified as of a date not earlier than October 1, 2001.

13. Notwithstanding the limitations set forth in Section 2.2 of the Loan Agreement, Lender hereby consents to the use of the proceeds of the Revolving Loan for the purpose of acquiring 100% of the membership interests in Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"), consistent with the terms of the Purchase Agreement in the form attached hereto as Exhibit "I", and hereby grants its consent to such acquisition in accordance with the terms of Section 7.3 of the Loan Agreement, subject to the satisfaction of the following prior to or simultaneously with the Advance of the Revolving Loan for such purpose:

(i) Satisfactory evidence of the acquisition of all of the membership interests of Transport Leasing on terms and conditions acceptable to the Lender, including copies of the fully-executed Purchase Agreement and closing documents provided for therein including without limitation the assignment of the said membership interests to Guarantor.

(ii) Delivery of Security Agreements in the forms attached hereto as Exhibits "J-1" and "J-2" executed by Transport Leasing, Inc. ("Transport Leasing") and Transport Logistics.

(iii) Delivery of UCC Financing Statements by Transport Leasing and Transport Logistics in the forms attached hereto as Exhibits "K-1" and "K-2".

(iv) Execution and delivery of the Revolving Loan Note, the Equipment Loan Note, and the Guidance Loan Note.

(v) Delivery of evidence including certified copies of manager's and board of directors' resolutions showing authorization by Transport Leasing and Transport Logistics of the execution and delivery of the Revolving Loan Note, the Equipment Loan Note, and the Guidance Loan Note, of the Security Agreements to be executed between those said entities and Lender; and the pledge of collateral provided for therein.

(vi) Receipt of UCC judgment and tax lien searches for Transport Leasing and Transport Logistics showing no liens other than those in favor of Citicapital Commercial Corporation, a/k/a Associates Transport Clearings ("Citicapital").

(vii)    A payoff letter from Citicapital in a form satisfactory to Lender.

(viii)   A payoff letter/estoppel letter from W.A.J.A., Inc. in a form satisfactory to Lender regarding a note in the principal face amount of $150,000 dated May 4, 2000, ("W.A.J.A. Note") signed by the appropriate representative of W.A.J.A., Inc. setting forth the balance due under such note.

(ix) Execution and delivery of an Assumption Agreement by Transport Leasing and Transport Logistics in the form attached hereto as Exhibit "L".

(x) Copies of Articles of Organization for Transport Logistics and of the Articles of Incorporation for Transport Leasing certified by the State of Arkansas dated as of a date no earlier than October 1, 2001.

(xi) Good Standing Certificates from the State of Arkansas for Transport Logistics and Transport Leasing dated as of a date not earlier than October 1, 2001.

(xii)    Copy of the Operating Agreement of Transport Logistics certified by the members or manager thereof.

(xiii)   An Opinion Letter from counsel for the owners of Transport Leasing in form and substance satisfactory to the Lender.

(xiv)    Satisfaction of all other conditions to Advances of the Revolving Loan as provided in Section 2.1.4 of the Loan Agreement.

(xv)     The amount of such Advance shall not exceed $620,000 and may be made directly to Citicapital and the holders of the W.A.J.A. Note.

Guarantor hereby designates Unity Logistic Services, ERX, Friendly, Transport Leasing, and Transport Logistics as entities to be included as Borrowers under the Loan Agreement.

14. Borrowers shall cause the maturity date of the Permitted Subordinated Indebtedness to be extended to a date not earlier than October 1, 2003, and to provide evidence thereof satisfactory to Lender.

15. Borrowers shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including without limitation any lien searches ordered by Lender's counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

16. From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

17. The parties hereto agree that by execution of the Assumption Agreement attached hereto as Exhibit I, Transport Logistics and Transport Leasing shall be deemed and shall be made parties to the Loan Agreement as amended hereby and shall be additional Borrowers (as that term is defined in the Loan Agreement).

18. Except as expressly amended hereby, the terms and conditions of the Loan Agreement as originally set forth therein shall remain in full force and effect.



           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the undersigned Borrowers have signed and Lender has executed this Amendment as of the date first above written.


CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________


KEYSTONE LINES, a California corporation

By: _____________________________

Name: ___________________________

Title: __________________________


GULF LINE TRANSPORT INC. an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________


FIVE STAR TRANSPORT, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________


CAM TRANSPORT, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________


UNITY LOGISTIC SERVICES INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________

ERX, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________


FRIENDLY TRANSPORT, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________


US 1 INDUSTRIES, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: __________________________


FIRSTAR BANK N.A., a national banking association

By: _____________________________
Name: Craig B. Collinson
Title: Senior Vice President

                                  EXHIBIT "A"

                              REVOLVING LOAN NOTE

$7,000,000.00              Dated as of April 18, 2000
Chicago, Illinois       Amended and Restated as of June 12, 2000
                 Further Amended and Restated as of December 7, 2000 Further Amended and Restated as of October 15, 2001


          FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star") and CAM TRANSPORT, INC., an Indiana corporation, UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"), ERX, INC., an Indiana corporation ("ERX"), FRIENDLY TRANSPORT, INC., an Indiana corporation
("Friendly"), TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"), and TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, and Transport Logistics are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of FIRSTAR BANK N.A., a national banking association ("Lender"), the principal sum of SEVEN MILLION AND NO/100ths DOLLARS ($7,000,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, amended as of June 9, 2000, further amended as of December 7, 2000, and further amended as of October 15, 2001 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Lender, Maker and US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

          This Revolving Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to the conflict of laws principles thereof. All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.

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

          The Revolving Loan Note amends, restates in its entirety, and supercedes a Revolving Loan Note dated December 7, 2000, in the principal face amount of $5,500,000, which amended and restated a Revolving Loan Note dated June 12, 2000, made by Borrowers and payable to the order of Lender, which amended and restated a Revolving Loan Note dated April 18, 2000.

IN WITNESS WHEREOF, this Revolving Loan Note has been executed and delivered by Maker by its duly authorized officer on the date first set forth above.


               CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: __________________________


               KEYSTONE LINES, a California corporation

                                     By: ____________________________

                                     Name: __________________________

                                     Title: _________________________


               GULF LINE TRANSPORT INC., an Indiana corporation

                                     By: ____________________________

                                     Name: __________________________

                                     Title: _________________________


               FIVE STAR TRANSPORT, INC., an Indiana corporation

                                     By: ____________________________

                                     Name: __________________________

                                     Title: _________________________


               CAM TRANSPORT, INC., an Indiana corporation

                                     By: ____________________________

                                     Name: __________________________

                                     Title: _________________________


               UNITY LOGISTIC SERVICES INC., an Indiana corporation

                                     By: ____________________________

                                     Name: __________________________

                                     Title: _________________________


               ERX, INC., an Indiana corporation

                                     By: ___________________________

                                     Name: _________________________

                                     Title: ________________________

               FRIENDLY TRANSPORT, INC., an Indiana corporation

                                     By: ___________________________

                                     Name: _________________________

                                     Title: ________________________


               TRANSPORT LEASING, INC., an Arkansas corporation

                                     By: __________________________

                                     Name: ________________________

                                     Title: _______________________


               TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company

                                     By: __________________________

                                     Name: ________________________

                                     Title: _______________________

                                      -5-
                                  EXHIBIT "B"

                              EQUIPMENT LOAN NOTE

$1,000,000.00            Dated as of December 7, 2000
Chicago, Illinois   Amended and Restated as of March 1, 2001
                Further Amended and Restated as of October 15, 2001



          FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star") and CAM TRANSPORT, INC., an Indiana corporation, UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"), ERX, INC., an Indiana corporation ("ERX"), FRIENDLY TRANSPORT, INC., an Indiana corporation
("Friendly"), TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"), and TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, and Transport Logistics are hereinafter collectively referred to as "Maker")), hereby promise, jointly and severally, to pay to the order of FIRSTAR BANK N.A., a national banking association ("Lender"), the principal sum of ONE MILLION AND NO/100ths DOLLARS ($1,000,000.00), or, if less, the aggregate unpaid amount of the Equipment Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000, December 7, 2000, and March 1, 2001, and as further amended as of the date hereof (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Lender, Maker and US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

          This Equipment Loan Note amends, restates in its entirety, and supercedes an Equipment Loan Note dated December 7, 2000, as amended and restated as of March 1, 2001.

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

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               CAM TRANSPORT, INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               UNITY LOGISTIC SERVICES INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               ERX, INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________

               FRIENDLY TRANSPORT, INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               TRANSPORT LEASING, INC., an Arkansas corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________

                                  EXHIBIT "C"

                              GUIDANCE LOAN NOTE

$300,000.00              Dated as of October 15, 2001
Chicago, Illinois


          FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"), KEYSTONE LINES, a California corporation ("Keystone"), GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"), FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star") and CAM TRANSPORT, INC., an Indiana corporation, UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"), ERX, INC., an Indiana corporation ("ERX"), FRIENDLY TRANSPORT, INC., an Indiana corporation
("Friendly"), TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"), and TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, and Transport Logistics are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of FIRSTAR BANK N.A., a national banking association ("Lender"), the principal sum of THREE-HUNDRED THOUSAND AND NO/100ths DOLLARS ($300,000.00), or, if less, the aggregate unpaid amount of the Guidance Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated as of April 18, 2000, amended as of June 12, 2000, further amended as of December 7, 2000, further amended as of March 1, 2001, and as further amended as of October 15, 2001 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Lender, Maker and US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

          This Guidance Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.

          The principal balance of this Guidance Loan Note ("Principal Balance") shall bear interest at the per annum rate of interest set forth in
Section 2.3 of the Loan Agreement.

          Accrued and unpaid interest on, and the Principal Balance of, this Guidance Loan Note shall be paid in the manner set forth in Section 2.4 of the Loan Agreement.

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

          This Guidance Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.

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

          If any suit or action is instituted or attorneys are employed to collect this Guidance Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.

          Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Guidance Loan Note, and expressly agrees that this Guidance Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

          This Guidance Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles. All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.

          Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Guidance Loan Note shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.

          Maker acknowledges and agrees that any controversy which may arise under this Guidance Loan Note would be based upon difficult and complex issues and, therefore, Maker agrees that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.

          This Guidance Loan Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.

          This Guidance Loan Note shall be binding upon Maker and upon Maker's successors and assigns, and shall inure to the benefit of the successors and permitted assigns of Lender. If more than one party shall sign this Guidance Loan Note as Maker, their obligations hereunder as Maker shall be joint and several.

          In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any Governmental Body, this Guidance Loan Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.

          Time for the performance of Maker's obligations under this Guidance Loan Note is of the essence.

          This Guidance Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.

          IN WITNESS WHEREOF, this Guidance Loan Note has been executed and delivered by Maker by its duly authorized officer on the date first set forth above.

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

                                     By: _______________________________

                                     Name: _____________________________

                                     Title: ______________________________


               CAM TRANSPORT, INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ___________________________


               UNITY LOGISTIC SERVICES INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               ERX, INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               FRIENDLY TRANSPORT, INC., an Indiana corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               TRANSPORT LEASING, INC., an Arkansas corporation

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________


               TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company

                                     By: _____________________________

                                     Name: ___________________________

                                     Title: ____________________________

                                     -12-
                                 EXHIBIT "D-1"

                              SECURITY AGREEMENT

          This SECURITY AGREEMENT, dated as of October 15, 2001, is between UNITY LOGISTIC SERVICES INC., an Indiana corporation, ("Borrower"), and FIRSTAR BANK N.A., a national banking association ("Lender").

                            Preliminary Statement:

A. Borrower, CAROLINA NATIONAL TRANSPORTATION INC., GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC., ERX, INC., FRIENDLY TRANSPORT, INC., TRANSPORT LEASING, INC., TRANSPORT LOGISTICS, LLC ("Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Fourth Amendment to Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant and subject to the terms and conditions of which Lender has agreed to make loans and other financial accommodations to Borrower and Other Borrowers.

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

          Corporate Changes: any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.

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

2. Security Interests. In order to secure Borrowers' Obligations, Borrower hereby grants to Lender a security interest in all Property of Borrower, whether now owned or hereafter acquired, and all additions and accessions thereto, including, without limitation, the Property described below:

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

2.2 Accounts, General Intangibles. All of Borrower's accounts, contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations) which permit or pertain to the operation of the business of Borrower, and all of Borrower's Intellectual Property Collateral, Operating Agreements, income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts (collectively, the "Intangible Collateral").

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

3.5 Intangible Collateral. The Intangible Collateral hereunder represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower's knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower's knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable, (iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable. Borrower owns directly, or is entitled to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower's businesses. Except as set forth in the Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual Property Collateral of Borrower.

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

4. Affirmative Covenants. Until all of Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will:

4.1       Corporate  Changes.  Inform  Lender  within  ten  (10)  days  of any
          Corporate Change.

4.2 Taxes. Pay promptly when due all taxes, levies, assessments and governmental charges upon and relating to any of the Property, income or receipts of Borrower or otherwise for which Borrower is or may be liable, except to the extent that the failure to pay any of such taxes, levies, assessments or charges is permitted by the Loan Agreement.

4.3 Insurance. At its sole expense, keep the Collateral insured against loss or damage by insurance policies which shall be in such form, with such companies and in such amounts as may be reasonably satisfactory to Lender and otherwise comply with the provisions of
          Section 6.6 of the Loan Agreement.

4.4       Tangible Collateral.

4.4.1 Good Repair. Keep the Tangible Collateral in good working order and repair and make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof at all times shall be maintained and preserved.

4.4.2 Insurance Requirements. Maintain the Tangible Collateral at all times in accordance with the requirements of all insurance carriers which provide insurance with respect to such Tangible Collateral so that such insurance shall remain in full force and effect.

4.4.3 Certificates of Title. Upon the request of Lender (i) promptly deliver to Lender all certificates of title pertaining to the Tangible Collateral and (ii) take all actions reasonably requested by Lender to cause the Lien granted to Lender hereunder to be noted on such certificates of title.

4.4.4 Use of Collateral. Use the Tangible Collateral in material compliance with all statutes, regulations, ordinances, requirements and regulations and all judgments, orders, injunctions and decrees applicable thereto, and all other federal, state and local laws.

4.5       Intangible Collateral.

4.5.1 Payments. Make all payments and perform all acts reasonably necessary to maintain and preserve the Intangible
                  Collateral, including, without limitation, filing of documents, renewals or other information with any Governmental Body or any other Person.

4.5.2 Delivery of Instruments and Letters of Credit. Upon the request of Lender, promptly deliver to Lender the original executed copies of all instruments and letters of credit which constitute part of the Intangible Collateral, together with such endorsements, assignments and other agreements as Lender may request in order to perfect the Security Interests.

4.5.3 Accurate Records. At all times keep accurate and complete records of payment and performance by Borrower and other Persons of their respective obligations with respect to the Intangible Collateral and permit Lender or any of its agents to call at Borrower's place of business without hindrance or delay to inspect, audit, check or make extracts from the books, records, correspondence or other data relating to the Intangible Collateral in accordance with the provisions of the Loan Agreement.

4.5.4 Verification of Indebtedness. Upon request of Lender after the occurrence and during the continuation of an Event of Default, permit Lender itself, at any time, in the name of Lender or Borrower, to verify directly with the obligors the indebtedness due Borrower on any account or other item of Intangible Collateral.

4.5.5 Defaults, Other Claims. Immediately inform Lender of any default in payment or performance by Borrower or any other Person of any obligation with respect to the Intangible Collateral or of claims made by others in regard to the Intangible Collateral, if either of which could have a Material Adverse Effect.

4.5.6 Ownership of Intellectual Property Collateral. Notify Lender immediately if it knows, or has reason to know, that any application or registration relating to any material item of its Intellectual Property Collateral may become abandoned or dedicated to the public or placed in the public domain or invalid or unenforceable, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States Copyright Office or any foreign counterpart thereof or any court) regarding Borrower's ownership of any of its Intellectual Property Collateral, its right to register the same or to keep and maintain and enforce the same.

4.5.7 Maintenance of Intellectual Property Collateral. Take all necessary steps, including in any proceeding before the United States Patent and Trademark Office, the United States Copyright Office or any similar office or agency in any country or any political subdivision thereof, to maintain and pursue any application (and to obtain the relevant registration) filed with respect to, and to maintain any registration of, its Intellectual Property Collateral, including the filing of applications for renewal, affidavits of use, affidavits of incontestability and opposition, interference and cancellation proceedings and the payment of fees and taxes.

4.6 Collection of Proceeds. Use commercially reasonable efforts to collect the proceeds of indebtedness owing to Borrower by any Person under any instrument or by any Account Debtor with respect to any account, contract right, chattel paper or general intangible.

4.7       Financing  Statements,  Further  Assurances.  Concurrently  with the execution of this Security Agreement, and from time to time hereafter as requested by Lender, execute and deliver to Lender such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents, in form satisfactory to Lender, as Lender may require to perfect and continue in effect the Security Interests, to carry out the purposes of this Security Agreement and to protect Lender's rights hereunder. Borrower, upon demand, shall pay the cost of filing all such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents.

5. Negative Covenants. Until all of Borrower's Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will not:

5.1 Sales and Transfer of Collateral. Sell, lease, assign, license or otherwise dispose of any of the Collateral, except as may be permitted by and in accordance with the applicable provisions the Loan Agreement.

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

Address:                             UNITY LOGISTIC SERVICES INC.,
1000 Colfax                          an Indiana corporation
Gary, IN 46406


                                     By: _____________________________
                                     Name: ___________________________
                                     Title: ____________________________



Address:
30 N. Michigan Avenue                FIRSTAR BANK N.A.,
Chicago, IL 60602                    a national banking association


                                     By: _____________________________
                                     Name: Craig B. Collinson
                                     Title: Senior Vice President

                                   EXHIBIT A

                      Location of Chief Executive Office,
                     Location of other Places of Business,
                       Location of Books and Records and
                     Locations of All Tangible Collateral


                      Location of Chief Executive Office
                                  1000 Colfax
                                Gary, IN 46406


                     Location of Other Places of Business
                                     NONE


                         Location of Books and Records
                                  1000 Colfax
                                Gary, IN 46406


                     Locations of All Tangible Collateral
                                  1000 Colfax
                                Gary, IN 46406

                                      -4-
                                 EXHIBIT "D-2"

                              SECURITY AGREEMENT

          This SECURITY AGREEMENT, dated as of October 15, 2001, is between ERX, INC., an Indiana corporation, ("Borrower"), and FIRSTAR BANK N.A., a national banking association ("Lender").

                            Preliminary Statement:

A. Borrower, CAROLINA NATIONAL TRANSPORTATION INC., GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC., UNITY LOGISTIC SERVICES INC., FRIENDLY TRANSPORT, INC., TRANSPORT LEASING, INC., TRANSPORT LOGISTICS, LLC ("Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Fourth Amendment to Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant and subject to the terms and conditions of which Lender has agreed to make loans and other financial accommodations to Borrower and Other Borrowers.

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

          Corporate Changes: any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.

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

2. Security Interests. In order to secure Borrowers' Obligations, Borrower hereby grants to Lender a security interest in all Property of Borrower, whether now owned or hereafter acquired, and all additions and accessions thereto, including, without limitation, the Property described below:

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

2.2 Accounts, General Intangibles. All of Borrower's accounts, contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations) which permit or pertain to the operation of the business of Borrower, and all of Borrower's Intellectual Property Collateral, Operating Agreements, income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts (collectively, the "Intangible Collateral").

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

3.5 Intangible Collateral. The Intangible Collateral hereunder represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower's knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower's knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable, (iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable. Borrower owns directly, or is entitled to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower's businesses. Except as set forth in the Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual Property Collateral of Borrower.

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

4. Affirmative Covenants. Until all of Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will:

4.1       Corporate  Changes.  Inform  Lender  within  ten  (10)  days  of any
          Corporate Change.


4.2 Taxes. Pay promptly when due all taxes, levies, assessments and governmental charges upon and relating to any of the Property, income or receipts of Borrower or otherwise for which Borrower is or may be liable, except to the extent that the failure to pay any of such taxes, levies, assessments or charges is permitted by the Loan Agreement.

4.3 Insurance. At its sole expense, keep the Collateral insured against loss or damage by insurance policies which shall be in such form, with such companies and in such amounts as may be reasonably satisfactory to Lender and otherwise comply with the provisions of
          Section 6.6 of the Loan Agreement.

4.4       Tangible Collateral.

4.4.1 Good Repair. Keep the Tangible Collateral in good working order and repair and make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof at all times shall be maintained and preserved.

4.4.2 Insurance Requirements. Maintain the Tangible Collateral at all times in accordance with the requirements of all insurance carriers which provide insurance with respect to such Tangible Collateral so that such insurance shall remain in full force and effect.

4.4.3 Certificates of Title. Upon the request of Lender (i) promptly deliver to Lender all certificates of title pertaining to the Tangible Collateral and (ii) take all actions reasonably requested by Lender to cause the Lien granted to Lender hereunder to be noted on such certificates of title.

4.4.4 Use of Collateral. Use the Tangible Collateral in material compliance with all statutes, regulations, ordinances, requirements and regulations and all judgments, orders, injunctions and decrees applicable thereto, and all other federal, state and local laws.

4.5       Intangible Collateral.

4.5.1 Payments. Make all payments and perform all acts reasonably necessary to maintain and preserve the Intangible
                  Collateral, including, without limitation, filing of documents, renewals or other information with any Governmental Body or any other Person.

4.5.2 Delivery of Instruments and Letters of Credit. Upon the request of Lender, promptly deliver to Lender the original executed copies of all instruments and letters of credit which constitute part of the Intangible Collateral, together with such endorsements, assignments and other agreements as Lender may request in order to perfect the Security Interests.

4.5.3 Accurate Records. At all times keep accurate and complete records of payment and performance by Borrower and other Persons of their respective obligations with respect to the Intangible Collateral and permit Lender or any of its agents to call at Borrower's place of business without hindrance or delay to inspect, audit, check or make extracts from the books, records, correspondence or other data relating to the Intangible Collateral in accordance with the provisions of the Loan Agreement.

4.5.4 Verification of Indebtedness. Upon request of Lender after the occurrence and during the continuation of an Event of Default, permit Lender itself, at any time, in the name of Lender or Borrower, to verify directly with the obligors the indebtedness due Borrower on any account or other item of Intangible Collateral.

4.5.5 Defaults, Other Claims. Immediately inform Lender of any default in payment or performance by Borrower or any other Person of any obligation with respect to the Intangible Collateral or of claims made by others in regard to the Intangible Collateral, if either of which could have a Material Adverse Effect.

4.5.6 Ownership of Intellectual Property Collateral. Notify Lender immediately if it knows, or has reason to know, that any application or registration relating to any material item of its Intellectual Property Collateral may become abandoned or dedicated to the public or placed in the public domain or invalid or unenforceable, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States Copyright Office or any foreign counterpart thereof or any court) regarding Borrower's ownership of any of its Intellectual Property Collateral, its right to register the same or to keep and maintain and enforce the same.

4.5.7 Maintenance of Intellectual Property Collateral. Take all necessary steps, including in any proceeding before the United States Patent and Trademark Office, the United States Copyright Office or any similar office or agency in any country or any political subdivision thereof, to maintain and pursue any application (and to obtain the relevant registration) filed with respect to, and to maintain any registration of, its Intellectual Property Collateral, including the filing of applications for renewal, affidavits of use, affidavits of incontestability and opposition, interference and cancellation proceedings and the payment of fees and taxes.

4.6 Collection of Proceeds. Use commercially reasonable efforts to collect the proceeds of indebtedness owing to Borrower by any Person under any instrument or by any Account Debtor with respect to any account, contract right, chattel paper or general intangible.

4.7       Financing  Statements,  Further  Assurances.  Concurrently  with the execution of this Security Agreement, and from time to time hereafter as requested by Lender, execute and deliver to Lender such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents, in form satisfactory to Lender, as Lender may require to perfect and continue in effect the Security Interests, to carry out the purposes of this Security Agreement and to protect Lender's rights hereunder. Borrower, upon demand, shall pay the cost of filing all such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents.

5. Negative Covenants. Until all of Borrower's Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will not:

5.1 Sales and Transfer of Collateral. Sell, lease, assign, license or otherwise dispose of any of the Collateral, except as may be permitted by and in accordance with the applicable provisions the Loan Agreement.

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

Address:                             ERX, INC.,
1000 Colfax                          an Indiana corporation
Gary, IN 46406

                                     By: _____________________________
                                     Name: ___________________________
                                     Title: ____________________________



Address:
30 N. Michigan Avenue                FIRSTAR BANK N.A., a
Chicago, IL 60602                    national banking association


                                     By: _____________________________
                                     Name: Craig B. Collinson
                                     Title: Senior Vice President

                                   EXHIBIT A

                      Location of Chief Executive Office,
                     Location of other Places of Business,
                       Location of Books and Records and
                     Locations of All Tangible Collateral


                      Location of Chief Executive Office
                                  1000 Colfax
                                Gary, IN 46406


                     Location of Other Places of Business
                                     NONE


                         Location of Books and Records
                                  1000 Colfax
                                Gary, IN 46406

                     Locations of All Tangible Collateral
                                  1000 Colfax
                                Gary, IN 46406

                                 EXHIBIT "D-3"

                              SECURITY AGREEMENT

          This SECURITY AGREEMENT, dated as of October 15, 2001, is between FRIENDLY TRANSPORT, INC., an Indiana corporation, ("Borrower"), and FIRSTAR BANK N.A., a national banking association ("Lender").

                            Preliminary Statement:

A. Borrower, CAROLINA NATIONAL TRANSPORTATION INC., GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC., UNITY LOGISTIC SERVICE, INC., ERX, INC., TRANSPORT LEASING, INC., TRANSPORT LOGISTICS, LLC ("Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Fourth Amendment to Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant and subject to the terms and conditions of which Lender has agreed to make loans and other financial accommodations to Borrower and Other Borrowers.

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

          Corporate Changes: any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.

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

2. Security Interests. In order to secure Borrowers' Obligations, Borrower hereby grants to Lender a security interest in all Property of Borrower, whether now owned or hereafter acquired, and all additions and accessions thereto, including, without limitation, the Property described below:

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

2.2 Accounts, General Intangibles. All of Borrower's accounts, contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations) which permit or pertain to the operation of the business of Borrower, and all of Borrower's Intellectual Property Collateral, Operating Agreements, income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts (collectively, the "Intangible Collateral").

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

3.5 Intangible Collateral. The Intangible Collateral hereunder represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower's knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower's knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable, (iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable. Borrower owns directly, or is entitled to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower's businesses. Except as set forth in the Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual Property Collateral of Borrower.

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

4. Affirmative Covenants. Until all of Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will:

4.1       Corporate  Changes.  Inform  Lender  within  ten  (10)  days  of any
          Corporate Change.

4.2 Taxes. Pay promptly when due all taxes, levies, assessments and governmental charges upon and relating to any of the Property, income or receipts of Borrower or otherwise for which Borrower is or may be liable, except to the extent that the failure to pay any of such taxes, levies, assessments or charges is permitted by the Loan Agreement.

4.3 Insurance. At its sole expense, keep the Collateral insured against loss or damage by insurance policies which shall be in such form, with such companies and in such amounts as may be reasonably satisfactory to Lender and otherwise comply with the provisions of
          Section 6.6 of the Loan Agreement.

4.4       Tangible Collateral.

4.4.1 Good Repair. Keep the Tangible Collateral in good working order and repair and make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof at all times shall be maintained and preserved.

4.4.2 Insurance Requirements. Maintain the Tangible Collateral at all times in accordance with the requirements of all insurance carriers which provide insurance with respect to such Tangible Collateral so that such insurance shall remain in full force and effect.

4.4.3 Certificates of Title. Upon the request of Lender (i) promptly deliver to Lender all certificates of title pertaining to the Tangible Collateral and (ii) take all actions reasonably requested by Lender to cause the Lien granted to Lender hereunder to be noted on such certificates of title.

4.4.4 Use of Collateral. Use the Tangible Collateral in material compliance with all statutes, regulations, ordinances, requirements and regulations and all judgments, orders, injunctions and decrees applicable thereto, and all other federal, state and local laws.

4.5       Intangible Collateral.

4.5.1 Payments. Make all payments and perform all acts reasonably necessary to maintain and preserve the Intangible
                  Collateral, including, without limitation, filing of documents, renewals or other information with any Governmental Body or any other Person.

4.5.2 Delivery of Instruments and Letters of Credit. Upon the request of Lender, promptly deliver to Lender the original executed copies of all instruments and letters of credit which constitute part of the Intangible Collateral, together with such endorsements, assignments and other agreements as Lender may request in order to perfect the Security Interests.

4.5.3 Accurate Records. At all times keep accurate and complete records of payment and performance by Borrower and other Persons of their respective obligations with respect to the Intangible Collateral and permit Lender or any of its agents to call at Borrower's place of business without hindrance or delay to inspect, audit, check or make extracts from the books, records, correspondence or other data relating to the Intangible Collateral in accordance with the provisions of the Loan Agreement.

4.5.4 Verification of Indebtedness. Upon request of Lender after the occurrence and during the continuation of an Event of Default, permit Lender itself, at any time, in the name of Lender or Borrower, to verify directly with the obligors the indebtedness due Borrower on any account or other item of Intangible Collateral.

4.5.5 Defaults, Other Claims. Immediately inform Lender of any default in payment or performance by Borrower or any other Person of any obligation with respect to the Intangible Collateral or of claims made by others in regard to the Intangible Collateral, if either of which could have a Material Adverse Effect.

4.5.6 Ownership of Intellectual Property Collateral. Notify Lender immediately if it knows, or has reason to know, that any application or registration relating to any material item of its Intellectual Property Collateral may become abandoned or dedicated to the public or placed in the public domain or invalid or unenforceable, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States Copyright Office or any foreign counterpart thereof or any court) regarding Borrower's ownership of any of its Intellectual Property Collateral, its right to register the same or to keep and maintain and enforce the same.

4.5.7 Maintenance of Intellectual Property Collateral. Take all necessary steps, including in any proceeding before the United States Patent and Trademark Office, the United States Copyright Office or any similar office or agency in any country or any political subdivision thereof, to maintain and pursue any application (and to obtain the relevant registration) filed with respect to, and to maintain any registration of, its Intellectual Property Collateral, including the filing of applications for renewal, affidavits of use, affidavits of incontestability and opposition, interference and cancellation proceedings and the payment of fees and taxes.

4.6 Collection of Proceeds. Use commercially reasonable efforts to collect the proceeds of indebtedness owing to Borrower by any Person under any instrument or by any Account Debtor with respect to any account, contract right, chattel paper or general intangible.

4.7       Financing  Statements,  Further  Assurances.  Concurrently  with the execution of this Security Agreement, and from time to time hereafter as requested by Lender, execute and deliver to Lender such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents, in form satisfactory to Lender, as Lender may require to perfect and continue in effect the Security Interests, to carry out the purposes of this Security Agreement and to protect Lender's rights hereunder. Borrower, upon demand, shall pay the cost of filing all such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents.

5. Negative Covenants. Until all of Borrower's Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will not:

5.1 Sales and Transfer of Collateral. Sell, lease, assign, license or otherwise dispose of any of the Collateral, except as may be permitted by and in accordance with the applicable provisions the Loan Agreement.

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

Address:                             FRIENDLY TRANSPORT, INC.,
1000 Colfax                          an Indiana corporation
Gary, IN 46406


                                     By: _____________________________
                                     Name: ___________________________
                                     Title: ____________________________



Address:
30 N. Michigan Avenue                FIRSTAR BANK N.A., a
Chicago, IL 60602                    national banking association


                                     By: _____________________________
                                     Name: Craig B. Collinson
                                     Title: Senior Vice President

                                   EXHIBIT A

                      Location of Chief Executive Office,
                     Location of other Places of Business,
                       Location of Books and Records and
                     Locations of All Tangible Collateral


                      Location of Chief Executive Office
                                  1000 Colfax
                                Gary, IN 46406


                     Location of Other Places of Business
                                     NONE


                         Location of Books and Records
                                  1000 Colfax
                                Gary, IN 46406


                     Locations of All Tangible Collateral
                                  1000 Colfax
                                Gary, IN 46406

                                 EXHIBIT "E-1"


                         ACKNOWLEDGEMENT AND AGREEMENT
                             (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, Third Amendment to Loan Agreement dated March 1, 2001, and Fourth Amendment to Loan Agreement dated as of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, the Third Amendment to Loan Agreement, and the Fourth Amendment to Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $7,000,000, as amended and restated as of December 7, 2000, further amended and further amended and restated as of October 15, 2001; the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of October 15, 2001; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, made by Borrowers and payable to Lender.

          Borrower agrees to inform Lender of any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations, within ten (10) days after the occurrence of such change.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of October 15, 2001.


                                        FIVE STAR TRANSPORT, INC.


                                        By ______________________________

                                 EXHIBIT "E-2"


                         ACKNOWLEDGEMENT AND AGREEMENT
                             (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, Third Amendment to Loan Agreement dated March 1, 2001, and Fourth Amendment to Loan Agreement dated as of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, the Third Amendment to Loan Agreement, and the Fourth Amendment to Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $7,000,000, as amended and restated as of December 7, 2000, further amended and further amended and restated as of October 15, 2001; the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of October 15, 2001; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, made by Borrowers and payable to Lender.

          Borrower agrees to inform Lender of any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations, within ten (10) days after the occurrence of such change.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of October 15, 2001.


                                   CAROLINA NATIONAL TRANSPORTATION INC.


                                   By ________________________________________

                                 EXHIBIT "E-3"


                         ACKNOWLEDGEMENT AND AGREEMENT
                             (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, Third Amendment to Loan Agreement dated March 1, 2001, and Fourth Amendment to Loan Agreement dated as of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, the Third Amendment to Loan Agreement, and the Fourth Amendment to Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $7,000,000, as amended and restated as of December 7, 2000, further amended and further amended and restated as of October 15, 2001; the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of October 15, 2001; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, made by Borrowers and payable to Lender.

          Borrower agrees to inform Lender of any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations, within ten (10) days after the occurrence of such change.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of October 15, 2001.


                                 KEYSTONE LINES


                                 By ______________________________

                                 EXHIBIT "E-4"


                         ACKNOWLEDGEMENT AND AGREEMENT
                             (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, Third Amendment to Loan Agreement dated March 1, 2001, and Fourth Amendment to Loan Agreement dated as of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, the Third Amendment to Loan Agreement, and the Fourth Amendment to Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $7,000,000, as amended and restated as of December 7, 2000, further amended and further amended and restated as of October 15, 2001; the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of October 15, 2001; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, made by Borrowers and payable to Lender.

          Borrower agrees to inform Lender of any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations, within ten (10) days after the occurrence of such change.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of October 15, 2001.


                              GULF LINE TRANSPORT INC.


                              By ______________________________

                                 EXHIBIT "E-5"


                         ACKNOWLEDGEMENT AND AGREEMENT
                             (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of April 18, 2000 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, Third Amendment to Loan Agreement dated March 1, 2001, and Fourth Amendment to Loan Agreement dated as of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, the Third Amendment to Loan Agreement, and the Fourth Amendment to Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $7,000,000, as amended and restated as of December 7, 2000, further amended and further amended and restated as of October 15, 2001; the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of October 15, 2001; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, made by Borrowers and payable to Lender.

          Borrower agrees to inform Lender of any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations, within ten (10) days after the occurrence of such change.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of October 15, 2001.


                        US 1 INDUSTRIES, INC.


                        By ______________________________

                                 EXHIBIT "E-6"


                         ACKNOWLEDGEMENT AND AGREEMENT
                             (Security Agreement)


          The undersigned ("Borrower") hereby acknowledges that it has previously entered into and executed a Security Agreement dated as of March 1, 2001 ("Security Agreement"), with Firstar Bank N.A. ("Lender"), wherein property of Borrower was pledged to secure Borrowers' Obligations (as that term is defined in that certain Loan Agreement dated as of April 18, 2000, between the undersigned and others and which was amended by that certain Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, Third Amendment to Loan Agreement dated March 1, 2001, and Fourth Amendment to Loan Agreement dated as of even date herewith ("Loan Agreement")). Borrower acknowledges that Borrowers' Obligations, as that term is used in the Loan Agreement and the Security Agreement, means Borrowers' Obligations under the Loan Agreement, as amended by the Amendment to Loan Agreement, the Second Amendment to Loan Agreement, the Third Amendment to Loan Agreement, and the Fourth Amendment to Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to Borrowers (as defined in the Loan Agreement), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $7,000,000, as amended and restated as of December 7, 2000, further amended and further amended and restated as of October 15, 2001; the Equipment Loan Note in the face amount of $1,000,000, as amended and restated as of October 15, 2001; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, made by Borrowers and payable to Lender.

          Borrower agrees to inform Lender of any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations, within ten (10) days after the occurrence of such change.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered by a duly-authorized officer of the Borrower as of October 15, 2001.


                       CAM TRANSPORT, INC.


                       By ______________________________

                                 EXHIBIT "F-1"

                              Date: April 18, 2000
                   Amended and Restated as of June 9, 2000
             Further Amended and Restated as of December 7, 2000
               Further Amended and Restated as of March 1, 2001
             Further Amended and Restated as of October 15, 2001

                               LIMITED GUARANTY

          The undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to Firstar Bank N.A., a national banking association ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, as further amended and restated as of December 7, 2000, and as further amended and restated as of October 15, 2001 in the principal amount of $7,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, and as further amended and restated as of October 15, 2001 in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001 in the principal amount of $300,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina") Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"), Five Star Transport, Inc., an Indiana corporation ("Five Star"), CAM Transport, Inc., an Indiana corporation, Unity Logistic Services Inc., an Indiana corporation ("Unity"), ERX, Inc., an Indiana corporation ("ERX"), Friendly Transport, Inc. ("Friendly"), Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"), and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, and Transport Logistics are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note hereinafter collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended as of June 9, 2000, further amended as of December 7, 2000, further amended as of March 1, 2001, and further amended as on October 15, 2001, between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrower's Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

          This is a guaranty of payment and performance, not collection. It is expressly understood and agreed that the liability of the undersigned Guarantor hereunder for the Guaranteed Debt shall be limited to the sum of (i) the principal sum of $1,500,000 and (ii) all interest, fees, charges, costs and attorneys' fees applicable thereto which may accrue or be incurred after demand for payment of such principal sum. It is further expressly understood and agreed that separate recovery may be had by Lender for such sum regardless of whether action is taken or suit is brought by Lender against any other person liable for the Guaranteed Debt and regardless of whether any action is taken by Lender to enforce its rights against any collateral for the Guaranteed Debt.

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

          The undersigned further agrees that if at any time all or any part of any payment heretofore applied by Lender to the Guaranteed Debt hereby is or must be rescinded or returned by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of any Guarantor), such indebtedness shall for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by Lender, and this Guaranty shall continue to be effective or be reinstated as the case may be, as to such guaranteed indebtedness, all as though such application by Lender had not been made.

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

          This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, and as further amended and restated as of December 7, 2000 and March 1, 2001, in favor of Lender.

Chicago, Illinois
                                                   -------------------------
                                                   Michael Kibler

                                 EXHIBIT "F-2"

                             Date: April 18, 2000
                    Amended and Restated as of June 9, 2000
              Further Amended and Restated as of December7, 2000
               Further Amended and Restated as of March 1, 2001
             Further Amended and Restated as of October 15, 2001

                               LIMITED GUARANTY

          The undersigned, Harold Antonson ("Antonson") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to Firstar Bank N.A., a national banking association ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, as further amended and restated as of December 7, 2000, and as further amended and restated as of October 15, 2001 in the principal amount of $7,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, and as further amended and restated as of October 15, 2001 in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001 in the principal amount of $300,000, all executed by all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina") Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"), Five Star Transport, Inc., an Indiana corporation ("Five Star"), CAM Transport, Inc., an Indiana corporation, Unity Logistic Services Inc., an Indiana corporation ("Unity"), ERX, Inc., an Indiana corporation ("ERX"), Friendly Transport, Inc. ("Friendly"), Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"), and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, and Transport Logistics are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended as of June 9, 2000, further amended as of December 7, 2000, further amended as of March 1, 2001, and further amended as on October 15, 2001, between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrower's Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

          This is a guaranty of payment and performance, not collection. It is expressly understood and agreed that the liability of the undersigned Guarantor hereunder for the Guaranteed Debt shall be limited to the sum of (i) the principal sum of $1,500,000 and (ii) all interest, fees, charges, costs and attorneys' fees applicable thereto which may accrue or be incurred after demand for payment of such principal sum. It is further expressly understood and agreed that separate recovery may be had by Lender for such sum regardless of whether action is taken or suit is brought by Lender against any other person liable for the Guaranteed Debt and regardless of whether any action is taken by Lender to enforce its rights against any collateral for the Guaranteed Debt.

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

          The undersigned further agrees that if at any time all or any part of any payment heretofore applied by Lender to the Guaranteed Debt hereby is or must be rescinded or returned by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of any Guarantor), such indebtedness shall for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by Lender, and this Guaranty shall continue to be effective or be reinstated as the case may be, as to such guaranteed indebtedness, all as though such application by Lender had not been made.

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

          This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, and as further amended and restated as of December 7, 2000 and March 1, 2001, in favor of Lender.


Chicago, Illinois
                                                  -------------------------
                                                  Harold Antonson

                                  EXHIBIT "G"

                             Date: April 18, 2000
                   Amended and Restated as of June 9, 2000
             Further Amended and Restated as of December 7, 2000
               Further Amended and Restated as of March 1, 2001
             Further Amended and Restated as of October 15, 2001


                              CORPORATE GUARANTY

          To induce Firstar Bank N.A., a national banking association, whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation Inc., an Indiana corporation ("Carolina") Keystone Lines, a California corporation ("Keystone"), Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"), Five Star Transport, Inc., an Indiana corporation ("Five Star"), CAM Transport, Inc., an Indiana corporation, Unity Logistic Services Inc., an Indiana corporation ("Unity"), ERX, Inc., an Indiana corporation ("ERX"), Friendly Transport, Inc. ("Friendly"), Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"), and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, and Transport Logistics are hereinafter collectively referred to as "Borrowers") and to enter into a Fourth Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Fourth Amendment to Loan Agreement together with the original Loan Agreement dated April 18, 2000, Amendment to Loan Agreement dated June 9, 2000, Second Amendment to Loan Agreement dated December 7, 2000, and Third Amendment to Loan Agreement dated March 1, 2001, between Borrowers and Lender and US 1 Industries, Inc. is hereafter referred to as "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally guarantees payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated in its entirety as of June 9, 2000, as further amended and restated as of December 7, 2000, and as further amended and restated as of October 15, 2001 (the "Revolving Loan Note"); the Equipment Loan Note from Borrowers to Lender dated as of December 7, 2000, as amended and restated as March 1, 2001, and as further amended and restated as of October 15, 2001; and the Guidance Line Note, established October 15, 2001 (the Revolving Loan Note, the Equipment Loan Note, and the Guidance Note are herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations"). The undersigned further agrees to pay all costs of collection and attorneys' fees paid or incurred by Lender in the collection of the Obligations and the enforcement of this Corporate Guaranty. This Corporate Guaranty shall continue in full force and effect until all of the Obligations, including, but not limited to, all indebtedness evidenced by the Notes, have been fully and irrevocably paid and discharged. This is a guarantee of payment and not of collection and shall be enforceable directly without resorting to any other right, remedy or security.

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

          If this Corporate Guaranty is signed by more than one person, firm, or corporation, every obligation of each signatory shall be joint and several. No release or discharge of any one or more of the undersigned, if there be more than one, shall release or discharge any other or others of the undersigned unless and until all of the Obligations shall have been fully paid. This Corporate Guaranty and each and every part hereof shall be binding upon the undersigned jointly and severally (if there be more than one) and upon the heirs, legal representatives, successors and assigns of the undersigned, and shall inure to the benefit of Lender and its successors and assigns.

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

          This Corporate Guaranty has been executed in Chicago, Illinois, and shall be governed by the laws of the State of Illinois without reference to the principles of conflicts of law thereof. If any provision of this Corporate Guaranty, or any paragraph, sentence, clause, phrase, or word, or the application thereof, in any circumstances, is adjudicated by a court of competent jurisdiction to be invalid, the validity of the remainder of this Corporate Guaranty shall be construed as if such invalid part were never included herein. Time is of the essence of this Corporate Guaranty. All payments to be made hereunder shall be made in currency and coin of the United States of America which is legal tender for public and private debts at the time of payment.

          This Corporate Guaranty is secured by a Security Agreement dated April 18, 2000 from Guarantor to Lender and by all collateral described therein.

          The undersigned hereby submits to personal jurisdiction in the State of Illinois for the enforcement of this Corporate Guaranty and waives any and all personal rights to object to such jurisdiction for the purposes of litigation to enforce this Corporate Guaranty. The undersigned hereby consents to the jurisdiction of either the Circuit Court of Cook County, Illinois, or the United States District Court for the Northern District of Illinois, Eastern Division, in any action, suit or proceeding which Lender may at any time wish to file in connection with this Corporate Guaranty or any related matter. The undersigned hereby agrees that any action, suit or. proceeding to enforce this Corporate Guaranty may be. brought in any State or Federal Court in the State of Illinois and hereby waive any objection which the undersigned may have to the laying of the venue of any such action, suit or proceeding in any such Court; provided, however, that the provisions of this paragraph shall not be deemed to preclude Lender from filing any such action, suit or proceeding in any other appropriate forum. THE UNDERSIGNED HEREBY IRREVOCABLY WAIVES THE RIGHT TO TRIAL BY JURY WITH RESPECT TO ALL ACTIONS OR PROCEEDINGS IN ANY WAY, MANNER OR RESPECT ARISING OUT OF OR RELATING. TO THIS CORPORATE GUARANTY.

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

         if to Lender:_____        Firstar Bank N.A.
                                   30 N. Michigan Avenue
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

          This Corporate Guaranty amends, restates in its entirety, and supercedes an original Corporate Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, and as further amended and restated as of December 7, 2000 and March 1, 2001, in favor of Lender.


                               US 1 INDUSTRIES, INC., an Indiana corporation


                               By:_________________________________
                               Name:_______________________________
                               Title:______________________________


                               Address:          1000 Colfax Street
                               Gary, IN 46406
                               Fax No.:          (219) 977-5227

                                 EXHIBIT "H-1"

                                ACKNOWLEDGEMENT
                           (Subordination Agreement)

          The undersigned, August Investment Partnership, hereby acknowledges that Firstar Bank N.A., a national banking association ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., and Transport Logistics, LLC (collectively "Borrowers") pursuant to a Fourth Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended as of December 7, 2000, as further amended as of March 1, 2001, and as further amended as of October 15, 2001, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Fourth Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, the Amendment to Loan Agreement dated June 9, 2000, the Second Amendment to Loan Agreement dated December 7, 2000, and the Third Amendment to Loan Agreement dated March 1, 2001, among Borrowers, Lender, and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement, Second Amendment to Loan Agreement, Third Amendment to Loan Agreement, or Fourth Amendment to Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of October 15, 2001.


                                          ------------------------------
                                          Harold Antonson

                                          ------------------------------
                                          Michael Kibler

                                      -5-
                                 EXHIBIT "H-2"

                                ACKNOWLEDGEMENT
                           (Subordination Agreement)

          The undersigned, Harold Antonson and Michael Kibler, hereby acknowledge that Firstar Bank N.A., a national banking association ("Lender") has agreed to loan additional sums to Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., and Transport Logistics, LLC (collectively "Borrowers") pursuant to a Fourth Amendment to Loan Agreement dated as of the date hereof between Borrowers and Lender and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), and further acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended as of December 7, 2000, as further amended as of March 1, 2001, and as further amended as of October 15, 2001, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such additional sums loaned to the Borrowers or any of them as provided in such Fourth Amendment to Loan Agreement in addition to being subordinate to any amounts otherwise advanced to Borrowers or any of them by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, the Amendment to Loan Agreement dated June 9, 2000, the Second Amendment to Loan Agreement dated December 7, 2000, and the Third Amendment to Loan Agreement dated March 1, 2001, among Borrowers, Lender and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under said Loan Agreement, as amended by such Amendment to Loan Agreement, Second Amendment to Loan Agreement, Third Amendment to Loan Agreement or Fourth Amendment to Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

          IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of October 15, 2001.

                                          AUGUST INVESTMENT PARTNERSHIP

                                          By: ______________________________
                                              General Partner

                                  EXHIBIT "I"

                              PURCHASE AGREEMENT

                       [Please see attached document.]

                                 EXHIBIT "J-1"

                              SECURITY AGREEMENT

          This SECURITY AGREEMENT, dated as of October 15, 2001, is between TRANSPORT LEASING, INC., an Arkansas corporation, ("Borrower"), and FIRSTAR BANK N.A., a national banking association ("Lender").

                            Preliminary Statement:

A. Borrower, CAROLINA NATIONAL TRANSPORTATION INC., GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC., ERX, UNITY LOGISTIC SERVICES INC., FRIENDLY TRANSPORT, INC., TRANSPORT LOGISTICS, LLC ("Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Fourth Amendment to Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant and subject to the terms and conditions of which Lender has agreed to make loans and other financial accommodations to Borrower and Other Borrowers.

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

          Corporate Changes: any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.

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

2. Security Interests. In order to secure Borrowers' Obligations, Borrower hereby grants to Lender a security interest in all Property of Borrower, whether now owned or hereafter acquired, and all additions and accessions thereto, including, without limitation, the Property described below:

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

2.2 Accounts, General Intangibles. All of Borrower's accounts, contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations) which permit or pertain to the operation of the business of Borrower, and all of Borrower's Intellectual Property Collateral, Operating Agreements, income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts (collectively, the "Intangible Collateral").

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

3.5 Intangible Collateral. The Intangible Collateral hereunder represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower's knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower's knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable, (iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable. Borrower owns directly, or is entitled to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower's businesses. Except as set forth in the Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual Property Collateral of Borrower.

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

4. Affirmative Covenants. Until all of Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will:

4.1       Corporate  Changes.  Inform  Lender  within  ten  (10)  days  of any
          Corporate Change.

4.2 Taxes. Pay promptly when due all taxes, levies, assessments and governmental charges upon and relating to any of the Property, income or receipts of Borrower or otherwise for which Borrower is or may be liable, except to the extent that the failure to pay any of such taxes, levies, assessments or charges is permitted by the Loan Agreement.

4.3 Insurance. At its sole expense, keep the Collateral insured against loss or damage by insurance policies which shall be in such form, with such companies and in such amounts as may be reasonably satisfactory to Lender and otherwise comply with the provisions of
          Section 6.6 of the Loan Agreement.

4.4       Tangible Collateral.

4.4.1 Good Repair. Keep the Tangible Collateral in good working order and repair and make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof at all times shall be maintained and preserved.

4.4.2 Insurance Requirements. Maintain the Tangible Collateral at all times in accordance with the requirements of all insurance carriers which provide insurance with respect to such Tangible Collateral so that such insurance shall remain in full force and effect.

4.4.3 Certificates of Title. Upon the request of Lender (i) promptly deliver to Lender all certificates of title pertaining to the Tangible Collateral and (ii) take all actions reasonably requested by Lender to cause the Lien granted to Lender hereunder to be noted on such certificates of title.

4.4.4 Use of Collateral. Use the Tangible Collateral in material compliance with all statutes, regulations, ordinances, requirements and regulations and all judgments, orders, injunctions and decrees applicable thereto, and all other federal, state and local laws.

4.5       Intangible Collateral.

4.5.1 Payments. Make all payments and perform all acts reasonably necessary to maintain and preserve the Intangible
                  Collateral, including, without limitation, filing of documents, renewals or other information with any Governmental Body or any other Person.

4.5.2 Delivery of Instruments and Letters of Credit. Upon the request of Lender, promptly deliver to Lender the original executed copies of all instruments and letters of credit which constitute part of the Intangible Collateral, together with such endorsements, assignments and other agreements as Lender may request in order to perfect the Security Interests.

4.5.3 Accurate Records. At all times keep accurate and complete records of payment and performance by Borrower and other Persons of their respective obligations with respect to the Intangible Collateral and permit Lender or any of its agents to call at Borrower's place of business without hindrance or delay to inspect, audit, check or make extracts from the books, records, correspondence or other data relating to the Intangible Collateral in accordance with the provisions of the Loan Agreement.

4.5.4 Verification of Indebtedness. Upon request of Lender after the occurrence and during the continuation of an Event of Default, permit Lender itself, at any time, in the name of Lender or Borrower, to verify directly with the obligors the indebtedness due Borrower on any account or other item of Intangible Collateral.

4.5.5 Defaults, Other Claims. Immediately inform Lender of any default in payment or performance by Borrower or any other Person of any obligation with respect to the Intangible Collateral or of claims made by others in regard to the Intangible Collateral, if either of which could have a Material Adverse Effect.

4.5.6 Ownership of Intellectual Property Collateral. Notify Lender immediately if it knows, or has reason to know, that any application or registration relating to any material item of its Intellectual Property Collateral may become abandoned or dedicated to the public or placed in the public domain or invalid or unenforceable, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States Copyright Office or any foreign counterpart thereof or any court) regarding Borrower's ownership of any of its Intellectual Property Collateral, its right to register the same or to keep and maintain and enforce the same.

4.5.7 Maintenance of Intellectual Property Collateral. Take all necessary steps, including in any proceeding before the United States Patent and Trademark Office, the United States Copyright Office or any similar office or agency in any country or any political subdivision thereof, to maintain and pursue any application (and to obtain the relevant registration) filed with respect to, and to maintain any registration of, its Intellectual Property Collateral, including the filing of applications for renewal, affidavits of use, affidavits of incontestability and opposition, interference and cancellation proceedings and the payment of fees and taxes.

4.6 Collection of Proceeds. Use commercially reasonable efforts to collect the proceeds of indebtedness owing to Borrower by any Person under any instrument or by any Account Debtor with respect to any account, contract right, chattel paper or general intangible.

4.7       Financing  Statements,  Further  Assurances.  Concurrently  with the execution of this Security Agreement, and from time to time hereafter as requested by Lender, execute and deliver to Lender such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents, in form satisfactory to Lender, as Lender may require to perfect and continue in effect the Security Interests, to carry out the purposes of this Security Agreement and to protect Lender's rights hereunder. Borrower, upon demand, shall pay the cost of filing all such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents.

5. Negative Covenants. Until all of Borrower's Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will not:

5.1 Sales and Transfer of Collateral. Sell, lease, assign, license or otherwise dispose of any of the Collateral, except as may be permitted by and in accordance with the applicable provisions the Loan Agreement.

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

Address:                          TRANSPORT LEASING, INC.,
1000 Colfax                       an Arkansas limited liability company
Gary, IN 46406
                                  By: _____________________________

                                  Name: ___________________________

                                  Title: ____________________________


Address:                          FIRSTAR BANK N.A., a
30 N. Michigan Avenue             national banking association
Chicago, IL 60602

                                  By: _____________________________
                                  Name: Craig B. Collinson
                                  Title: Senior Vice President

                                   EXHIBIT A

                      Location of Chief Executive Office,
                     Location of other Places of Business,
                       Location of Books and Records and
                     Locations of All Tangible Collateral


                      Location of Chief Executive Office
                           800 Old Highway 271 South
                             Fort Smith, AR 72916


                     Location of Other Places of Business
                                     NONE


                         Location of Books and Records
                           800 Old Highway 271 South
                             Fort Smith, AR 72916


                     Locations of All Tangible Collateral
                           800 Old Highway 271 South
                             Fort Smith, AR 72916

                                 EXHIBIT "J-2"

                              SECURITY AGREEMENT

         This SECURITY AGREEMENT, dated as of October 15, 2001, is between TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company, ("Borrower"), and FIRSTAR BANK N.A., a national banking association ("Lender").

                            Preliminary Statement:

A. Borrower, CAROLINA NATIONAL TRANSPORTATION INC., GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC., ERX, INC., UNITY LOGISTIC SERVICES INC., FRIENDLY TRANSPORT, INC., TRANSPORT LEASING, INC., ("Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Fourth Amendment to Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant and subject to the terms and conditions of which Lender has agreed to make loans and other financial accommodations to Borrower and Other Borrowers.

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

          Corporate Changes: any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.

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

2. Security Interests. In order to secure Borrowers' Obligations, Borrower hereby grants to Lender a security interest in all Property of Borrower, whether now owned or hereafter acquired, and all additions and accessions thereto, including, without limitation, the Property described below:

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

2.2 Accounts, General Intangibles. All of Borrower's accounts, contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations) which permit or pertain to the operation of the business of Borrower, and all of Borrower's Intellectual Property Collateral, Operating Agreements, income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts (collectively, the "Intangible Collateral").

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

3.5 Intangible Collateral. The Intangible Collateral hereunder represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower's knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower's knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable, (iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable. Borrower owns directly, or is entitled to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower's businesses. Except as set forth in the Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual Property Collateral of Borrower.

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

4. Affirmative Covenants. Until all of Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will:

4.1       Corporate  Changes.  Inform  Lender  within  ten  (10)  days  of any
          Corporate Change.

4.2 Taxes. Pay promptly when due all taxes, levies, assessments and governmental charges upon and relating to any of the Property, income or receipts of Borrower or otherwise for which Borrower is or may be liable, except to the extent that the failure to pay any of such taxes, levies, assessments or charges is permitted by the Loan Agreement.

4.3 Insurance. At its sole expense, keep the Collateral insured against loss or damage by insurance policies which shall be in such form, with such companies and in such amounts as may be reasonably satisfactory to Lender and otherwise comply with the provisions of
          Section 6.6 of the Loan Agreement.

4.4       Tangible Collateral.

4.4.1 Good Repair. Keep the Tangible Collateral in good working order and repair and make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof at all times shall be maintained and preserved.

4.4.2 Insurance Requirements. Maintain the Tangible Collateral at all times in accordance with the requirements of all insurance carriers which provide insurance with respect to such Tangible Collateral so that such insurance shall remain in full force and effect.

4.4.3 Certificates of Title. Upon the request of Lender (i) promptly deliver to Lender all certificates of title pertaining to the Tangible Collateral and (ii) take all actions reasonably requested by Lender to cause the Lien granted to Lender hereunder to be noted on such certificates of title.

4.4.4 Use of Collateral. Use the Tangible Collateral in material compliance with all statutes, regulations, ordinances, requirements and regulations and all judgments, orders, injunctions and decrees applicable thereto, and all other federal, state and local laws.

4.5       Intangible Collateral.

4.5.1 Payments. Make all payments and perform all acts reasonably necessary to maintain and preserve the Intangible
                  Collateral, including, without limitation, filing of documents, renewals or other information with any Governmental Body or any other Person.

4.5.2 Delivery of Instruments and Letters of Credit. Upon the request of Lender, promptly deliver to Lender the original executed copies of all instruments and letters of credit which constitute part of the Intangible Collateral, together with such endorsements, assignments and other agreements as Lender may request in order to perfect the Security Interests.

4.5.3 Accurate Records. At all times keep accurate and complete records of payment and performance by Borrower and other Persons of their respective obligations with respect to the Intangible Collateral and permit Lender or any of its agents to call at Borrower's place of business without hindrance or delay to inspect, audit, check or make extracts from the books, records, correspondence or other data relating to the Intangible Collateral in accordance with the provisions of the Loan Agreement.

4.5.4 Verification of Indebtedness. Upon request of Lender after the occurrence and during the continuation of an Event of Default, permit Lender itself, at any time, in the name of Lender or Borrower, to verify directly with the obligors the indebtedness due Borrower on any account or other item of Intangible Collateral.

4.5.5 Defaults, Other Claims. Immediately inform Lender of any default in payment or performance by Borrower or any other Person of any obligation with respect to the Intangible Collateral or of claims made by others in regard to the Intangible Collateral, if either of which could have a Material Adverse Effect.

4.5.6 Ownership of Intellectual Property Collateral. Notify Lender immediately if it knows, or has reason to know, that any application or registration relating to any material item of its Intellectual Property Collateral may become abandoned or dedicated to the public or placed in the public domain or invalid or unenforceable, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States Copyright Office or any foreign counterpart thereof or any court) regarding Borrower's ownership of any of its Intellectual Property Collateral, its right to register the same or to keep and maintain and enforce the same.

4.5.7 Maintenance of Intellectual Property Collateral. Take all necessary steps, including in any proceeding before the United States Patent and Trademark Office, the United States Copyright Office or any similar office or agency in any country or any political subdivision thereof, to maintain and pursue any application (and to obtain the relevant registration) filed with respect to, and to maintain any registration of, its Intellectual Property Collateral, including the filing of applications for renewal, affidavits of use, affidavits of incontestability and opposition, interference and cancellation proceedings and the payment of fees and taxes.

4.6 Collection of Proceeds. Use commercially reasonable efforts to collect the proceeds of indebtedness owing to Borrower by any Person under any instrument or by any Account Debtor with respect to any account, contract right, chattel paper or general intangible.

4.7       Financing  Statements,  Further  Assurances.  Concurrently  with the execution of this Security Agreement, and from time to time hereafter as requested by Lender, execute and deliver to Lender such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents, in form satisfactory to Lender, as Lender may require to perfect and continue in effect the Security Interests, to carry out the purposes of this Security Agreement and to protect Lender's rights hereunder. Borrower, upon demand, shall pay the cost of filing all such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents.

5. Negative Covenants. Until all of Borrower's Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will not:

5.1 Sales and Transfer of Collateral. Sell, lease, assign, license or otherwise dispose of any of the Collateral, except as may be permitted by and in accordance with the applicable provisions the Loan Agreement.

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

Address:                           TRANSPORT LEASING, INC.,
1000 Colfax                        an Arkansas limited liability company
Gary, IN 46406
                                   By: _____________________________

                                   Name: ___________________________

                                   Title: ____________________________


Address:                           FIRSTAR BANK N.A., a
30 N. Michigan Avenue              national banking association
Chicago, IL 60602

                                   By: _____________________________
                                   Name: Craig B. Collinson
                                   Title: Senior Vice President

                                   EXHIBIT A

                      Location of Chief Executive Office,
                     Location of other Places of Business,
                       Location of Books and Records and
                     Locations of All Tangible Collateral


                      Location of Chief Executive Office
                           800 Old Highway 271 South
                             Fort Smith, AR 72916


                     Location of Other Places of Business
                                     NONE


                         Location of Books and Records
                           800 Old Highway 271 South
                             Fort Smith, AR 72916


                     Locations of All Tangible Collateral
                           800 Old Highway 271 South
                             Fort Smith, AR 72916

                                 EXHIBIT "K-1"

                           UCC-1 FINANCING STATEMENT
                        TRANSPORT LEASING, INC., DEBTOR

                       [Please see the attached page.]

                                 EXHIBIT "K-2"

                           UCC-1 FINANCING STATEMENT
                       TRANSPORT LOGISTICS, LLC, DEBTOR

                       [Please see the attached page.]

                                  EXHIBIT "L"

                             ASSUMPTION AGREEMENT


          The undersigned, Transport Leasing, Inc., an Arkansas corporation, and Transport Logistics, LLC, an Arkansas limited liability company, hereby agree to all of the terms and conditions as set forth in the Loan Agreement dated as of April 18, 2000 and amended as of December 2, 2000, March 1, 2001 and October 15, 2001, by and between Carolina National Transport Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc., and CAM Transport, Inc., Unity Logistic Services Inc., ERX, Inc., Friendly Transport, Inc., US 1 Industries, Inc. and Firstar Bank N.A., including any Amendments subsequent hereto, and assumes the obligations of "Borrowers" thereunder jointly and severally with the other Borrowers and agrees to be bound by all the terms, covenants, agreements or conditions, thereof, as the same applied to Borrowers.

                                       TRANSPORT LEASING, INC.
                                       By: _________________________
                                       Its: ________________________



                                       TRANSPORT LOGISTICS, LLC
                                       By: _________________________
                                       Its: ________________________



Dated: October 15, 2001