Form 10-K
period 2001-12-31
US 1 INDUSTRIES INC
filed 2002-03-18
CIK 351498

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the fiscal year ended December 31, 2001.
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                               Commission File No. 1-8129.

                              US 1 INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

Indiana
(State of Incorporation)
(I.R.S. Employer Identification No.)                 95-3585609
                                                     ----------

1000 Colfax, Gary, Indiana 46406
--------------------------
(Address of principal executive offices)
(Zip Code)
Registrant's telephone number, including area code: (219) 944-6116
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
Title of each class on which registered
-------------------   -----------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 13, 2002, there were 10,618,224 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,500,000. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

                                    PART 1
Item 1.  Business.

     The registrant, US 1 Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "US 1" or the "Company"), through its subsidiaries is an interstate trucking company operating in 48 states. The Company's business consists principally of a truckload operation for which the Company obtains a significant percentage of its business through independent sales agents who then arrange with independent truckers to haul the freight to the desired destination.
     US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1
Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's subsidiaries consist of Blue and Grey Transport, Inc., an Indiana corporation,("BGT"), Blue and Grey Brokerage, Inc., an Indiana corporation, ("BGB"), Carolina National Logistics, Inc. an Indiana
corporation,("CNL"),   Carolina  National  Transportation,   Inc.,  an  Indiana
corporation ("CNT"), Accu Scan Drug Testing, Inc., an Indiana corporation ("ACCU"), Keystone Logistics, Inc. an Indiana corporation, ("KYL"), Unity Logistics Inc., an Indiana Corporation, ("UNL"), Gulf Line Brokerage, Inc., an Indiana corporation ("GLB"), Gulf Line Transportation, Inc., an Indiana corporation ("GLT"), Keystone Lines,Inc. a California corporation ("Keystone"), Cam Transport, Inc., an Indiana corporation,("CAM"), ERX, Inc. an Indiana Corporation ("ERX"), Transport Leasing, Inc, an Arkansas Corporation ("TLI"), and TC Services, Inc., a California corporation ("TCS"). BGT, BGB, CAM, CNL, CNT, GLB, GLT,ACCU, KYL,UNL,TLI and Keystone operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies.
     The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc. ("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina. These key employees will earn the 40% ownership interest in Carolina over a three year period beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions (including continued employment at Carolina) pursuant to the agreement. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. Beginning in 2002, a minority interest will be disclosed on the Company's financial statements. Net income for Carolina was $486,000, $563,814 and $262,131 for the years ended 2001, 2000 and 1999, respectively.

Operations

     The Company carries virtually all forms of freight transported by truck, except bulk goods, including specialized trucking services such as containerized, refrigerated, and flatbed transportation. In addition, this year the Company started a division that hauls over-size and over-weight loads.

     The Company is a non-asset based business, contracting with independent truckers who generally own the truck they drive and sales agents. The Company pays the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors. Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1's revenues are affected by competition and the state of the economy.

     The Company's principal focus during 2001 was business growth. This growth was achieved through the continued growth of existing operations such as CNT and Keystone. New divisions were added to these subsidiaries, such as a new Keystone division that specialized in over-sized freight. The Company also started up new operations such as ERX. In addition, 2001 was the first full year of operations for CAM, an operation started in November 2000.

Marketing and Customers

     The Company conducts most of its business through a network of independent sales agents who are in regular contact with shippers at the local level. The sales agents have facilities and personnel to monitor and coordinate shipments and respond to shippers' needs in a timely manner.

     These agents are typically paid a commission of 6% to 10% of the Company's revenues from its trucking operations.

     During 2001, the Company utilized the services of approximately 70 sales agents. One agent accounted for 8%, 13%, and 18% of the Company's revenue for the years ended December 31, 2001, 2000, and 1999 respectively. The Company shipped freight for approximately 1,000 customers in 2001, none of which accounted for more than of 10% of the Company's total revenues.

Independent Contractors

     The independent contractors used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear many of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits for which they are paid 76% to 78% of the charges billed to the customer. The Company requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT. The Company is also required to have random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles. The resale value of used trucks has severely declined during the past year. This may affect the viability and success for the independent contractors and in turn, the Company.

Employees

     At December 31, 2001, the Company had approximately ninety-five full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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

     The Company also faces competition for the services of independent trucking contractors and sales agents. Sales agents routinely do business with a number of carriers on an ongoing basis. The Company has attempted to develop a strong sales agent network by maintaining a policy of prompt payment for services rendered and providing advanced computer systems.

     Competition  is  based  on  several  factors;   principally  cost,  timely
availability of equipment and quality of service.

Insurance

     The Company insures the trucks with liability insurance coverage of up to $2 million per occurrence with a $5,000 deductible. The Company has cargo insurance coverage of up to $1,000,000 per occurrence with a $10,000 deductible. The Company also maintains a commercial general liability policy with a limit of $1,000,000 per occurrence and no deductible. The current insurance market is difficult with significant rate increases expected that could adversely affect the cost and the available coverage.

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

Regulation

     The Company is a common and contract motor carrier regulated by the DOT and various state agencies. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995 federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT. Management does not believe that regulation by the DOT or by the states in their remaining areas of authority will have a material effect on the Company's operations. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's earnings or competitive position.

Environmental Regulation

     The Company owns property in Phoenix, Arizona that was formerly leased to Transcon Lines ("Lines") as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the State environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance in the Company's consolidated financial statements at December 31, 2001 and 2000.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The statements contained in Item 1 (Description of Business) and Item 6 (Management Discussion and Analysis of Financial Condition and Results of Operation); particularly the statements under "Future Prospects" contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in 2002 and beyond to differ materially from those suggested by any forward-looking statements. These risks and uncertainties include, without limitation, a lack of historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.

Item 2.  Properties

     The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices on a month to month basis for $3,000 per month from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.

     In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

                               Approximate                           Lease
Subsidiary  City, State        Square Feet   Monthly Rent         Expiration

CNT         Mt. Pleasant, SC      3,900        $ 5,800          June  30, 2004
KYL         South bend, IN        1,591          1,125          Oct.  31, 2002
CAM         Gulfport, MS          3,000          2,250          Nov.   1, 2003
ACCU        Fort Worth, TX          700            700          Feb.  29, 2004
KEY         Irving, TX          8 acres          7,500          June  30, 2003
KEY         Houston, TX          33,000          2,000          Jan.   1, 2003
KEY         Fort Smith, AK        1,500          4,567          April 30, 2002
KEY         Laredo, TX            1,200          3,500          month to month
TLI         Sebastian County,AK   2,500          1,000          March  7, 2003
KEY         Irving, TX            1,440            870          Nov.  25, 2003

     Management believes that the company's leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.

Item 3.  Legal Proceedings

     CAM Regional Transport and Laurel Mountain Leasing, Inc. two unaffiliated entities, filed a complaint against the Company in 1994 which alleges breach of contract, claiming that Trailblazer Transportation, Inc., a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with CAM Regional Transport, Inc. and Laurel Mountain Leasing, Inc. The complaint seeks damages of $284,000 plus interest from November 1992.

     The Company is currently involved in three other lawsuits; one of which is a class action lawsuit, as a result of an August 1999 incident in which a Carolina National Transportation, Inc. truck overturned leaking chemicals. It is the Company's position that it is not at fault. The Company contends that the materials inside the container were improperly packaged by a third party, that the chemicals which leaked were not harmful in nature, and that those persons alleging injuries were not harmed. The Company is also involved in two other lawsuits as a result of a chemical leak that occurred in a container hauled by a Carolina National Transportation, Inc truck. It is the Company's position that they are not at fault for this incident because they are merely the shipper and a third party had the responsibility to package the load for safe transportation. Should there be an unfavorable outcome in either of these cases, the company's insurance carrier would provide coverage for any potential loss in excess of $200,000 up to a limit of $1,000,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

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

     Calendar Year                            High                        Low
-----------------------------------------------------------------------------
      2001
      ----
      First Quarter                           .2500                      .0900
      Second Quarter                          .3300                      .1300
      Third Quarter                           .3330                      .1300
      Fourth Quarter                         1.0500                      .1900

      2000
      First Quarter                           .3750                      .0500
      Second Quarter                          .2500                      .0620
      Third Quarter                           .3120                      .0620
      Fourth Quarter                          .1800                      .0625



    As of January 31, 2002, there were 3,216 holders of record of Common Stock.

     The Company has not paid any cash dividends on its Common Stock. Management does not anticipate paying any dividends on the Common Stock in the foreseeable future, and the Company's current credit agreement prohibits the payment of dividends.

Item 6. Selected Financial Data

     The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements is included herein under Item
8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   (in thousands, except per share data)

                                      Fiscal Year Ended December 31,
                                       2001        2000        1999       1998     1997
                                       ----        ----        ----       ----     ----

STATEMENT OF OPERATIONS DATA:
Operating revenues                   $72,110     $48,284     $32,334    $30,177   $25,422
Purchased transportation              55,609      37,627      24,846     23,417    19,676
Commissions                            6,597       4,344       3,052      3,178     2,361
Other operating costs and expenses     8,122       4,988       3,481      3,408     3,806


Operating income (loss)                1,782       1,325         954        174      (421)

Interest expense                         712         623         661        744       435

Income(loss) before income taxes       1,168         802         412        173      (803)

Income tax benefit                       400         800           0          0         0

Net income (loss)                      1,568       1,602         412        173      (192)

Income (loss) per common share
  Net Income before extraordinary items:
        Basic                          $0.14       $0.14       $0.03      $0.01    ($0.08)
        Diluted                        $0.14       $0.14       $0.03      $0.01    ($0.08)
  Extraordinary item
        Basic                          $0.00       $0.00       $0.00      $0.00     $0.06
        Diluted                        $0.00       $0.00       $0.00      $0.00     $0.06
  Net Income
        Basic                          $0.14       $0.14       $0.03      $0.01    ($0.02)
        Diluted                        $0.14       $0.14       $0.03      $0.01    ($0.02)

  Weighted average shares outstanding:
        Basic                        10,618,224 10,618,224  10,618,224 10,618,224 10,616,397
        Diluted                      10,618,224 10,618,224  10,618,224 10,618,224 10,616,397



BALANCE SHEET DATA:
  Total assets                        17,161       11,891       5,352      4,499     6,261
  Long-term debt, including
   current portion                     4,660        4,259       2,547      2,967     2,571
  Working capital                      2,039        1,720        (712)      (861)   (1,451)
  Shareholders' deficiency              (995)      (2,459)     (3,968)    (4,298)   (4,399)

OTHER DATA:
  Cash (used in) provided by
   operating activities                 (841)      (2,833)       (370)       490    (3,630)
  Cash (used in) provided by
   investing activities               (1,210)        ( 84)         74         58      (269)
  Cash provided by (used in)
   financing activities                2,374         2,916         296      (848)    3,971


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Overview

     Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses and increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue.

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

     Salaries, wages, fringe benefits, and other operating expenses are principally non-variable expenses and therefore will not typically vary directly as a percentage of the Company's revenue.

     The following table set forth the percentage relationships of expense items to revenue for the periods indicated:

                                                    Fiscal Years
                                                --------------------------
                                                  2001      2000     1999
                                                 ------    ------   ------
Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       77.1     77.9     76.8
    Commissions                                     9.1      9.0      9.4
    Insurance and claims                            3.3      3.2      3.3
    Salaries, wages and fringe benefits             3.5      3.6      3.9
    Other operating expenses                        4.5      3.6      3.6
                                                 -------   ------   ------
     Total operating expenses                      97.5     97.3     97.0
                                                  ------   ------   ------
Operating income                                    2.5      2.7      3.0


General

     The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc. ("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina. These key employees will earn the 40% ownership interest in Carolina over a three year period beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions (including continued employment at Carolina) pursuant to the agreement. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. Beginning in 2002, a minority interest will be disclosed on the Company's financial statements. Net income for Carolina was $486,000, $563,814 and $262,131 for the years ended 2001, 2000 and 1999, respectively.

Critical Accounting Policies and Estimates

     Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

     Preparation of the  consolidated  financial  statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue for freight in transit is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance expense are accrued when the related revenue is recognized.

     Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2001, the Company's deferred tax asset consists principally of net operating loss carryforwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.


2001 Compared to 2000

     Revenue for the 2001 fiscal year was $72.1 million, an increase of $23.8 million, or 49.3%, over revenue for the 2000 fiscal year. The increase was attributable to continued growth at Carolina National Transportation, the opening of a new operation that specializes in over-size loads at Keystone Lines, the addition of new inter modal operations at Keystone Lines, the new operations of Transport Leasing, Inc. and ERX Transportation.

     Purchased transportation was 77.1% of revenue in 2001 compared with 77.9% in 2000. Purchased transportation has decreased .8% as a percentage of revenue for the year ended December 31, 2001, compared to the year ended December 31,2000. In 2000, the Company imposed a fuel surcharge on their customers. This surcharge was payable 100% to the owner operators. Due to the slight decrease in fuel costs in 2001, this component of revenue has reduced relative to total revenue. The corresponding purchased transportation has also decreased. Thus purchased transportation as a percentage of revenue has decreased. In addition, in 2001, the Company started a new operation that hauls over-dimensional freight using Company owned trailers at a lower over all cost of purchased transportation.

     Commissions to agents were 9.1% of revenue in 2001 compared with 9.0% in 2000. The increase in commissions is offset partially by the decrease in purchased transportation.

     Insurance and claims increased slightly in 2001 compared to 2000 at 3.3% of revenue for 2001 verses 3.2% of revenue for 2000.

     Salaries, wages and fringe benefits were 3.5% of revenue in 2001 and 3.6% in 2000. The slight decrease in salaries, wages and fringe benefit expenses as a percentage of revenue was due to increased productivity and economies of scale.

     Other  operating  expenses  were 4.5% of revenue in 2001 and 3.6% in 2000.
One factor that substantially increased other operating expenses in 2001 compared to 2000 was an increase in depreciation expense. Depreciation expense increased by 0.3% of revenue in 2001 compared to 2000. During 2001, the Company had capital expenditures of $1.2 million, relating primarily to the purchase of trailers for new operations. This increase in depreciation partially offsets the decrease of purchased transportation in 2001 as a percentage of revenue. Another factor contributing to the increase in operating expenses was an increase in bad debt expense. The company's bad debt expense increased 0.3% from 0.4% of revenue to 0.7% of revenue due to the adverse affect of customers filing bankruptcy. Collections are an ongoing challenge with today's soft economy and the company continually focuses on this area.

     Based on the changes in revenue and expenses discussed above, operating income increased by $456,631 from $1,325,409 in 2000 to $1,782,040 in 2001.

     Interest expense increased to $0.71 million in 2001 from $0.62 million in 2000. Although the Company's line of credit interest rate is lower, the loan balance is higher due to additional borrowings needed to fund the Company's growth. The net effect was an increase in interest expense.

     As a result of the factors outlined above, income before income tax benefit was $1,167,517 in 2001 compared to $801,671 in 2000.

     The Company has net operating loss carry-forwards of approximately $55 million at December 31, 2001. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2003 through 2010. The Company recognized an income tax benefit of $400,000 in 2001 compared to $800,000 in 2000. Based on profitability in recent years, the Company initially reduced its valuation allowance for its deferred tax assets by $800,000 in 2000. A continuing upward trend in profitability resulted in an additional $400,000 decrease in the valuation allowance during 2001. At December 31, 2001, the Company has realized a net deferred tax asset of $1,200,000. The Company believes it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated. Due to the uncertainty of the remaining tax asset, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2001.

     Net income in 2001 was $1,567,517 compared with $1,601,671 in 2000. Income available to common shareholders was $1,464,661, or $0.14 per common share, in 2001 compared with $1,509,099 or $0.14 per common share, in the prior year.

2000 Compared to 1999

     Revenue for the 2000 fiscal year was $48.2 million, an increase of $15.9 million, or 49.3%, over revenue for the 1999 fiscal year. The increase was attributable to continued growth at Carolina National Transportation, the operations of a new agent who specialized in over-size loads at Keystone Lines, expansion of Keystone Logistics, Inc. and the startup of two new Companies, CAM Transport, Inc. and Unity Logistics, Inc.

     Purchased transportation was 77.9% of revenue in 2000 compared with 76.8% in 1999. Purchased transportation has increased 1.1% as a percentage of revenue for the year ended December 31, 2000, compared to the year ended December 31,1999. Due to the increase in diesel fuel prices, the Company has begun to bill their customers a fuel surcharge that is reimbursable to the owner operator at 100%. Because this portion of the revenue is reimbursed at 100% to the owner operator, the purchased transportation as a percentage of revenue will increase.

     Commissions to agents were 9.0% of revenue in 2000 compared with 9.4% in 1999 primarily due to contracts with newer agents being negotiated at a lower percentage rate.

     Insurance and claims were 3.2% of revenue in 2000 compared with 3.3% in 1999 primarily due to a decrease in claims relative to revenue and a slight decrease in liability insurance rates.

     Salaries, wages and fringe benefits were 3.6% of revenue in 2000 and 3.9% in 1999. The slight decrease in salaries, wages and fringe benefit expenses as a percentage of revenue was due to the Company's continued efforts to control overhead costs coupled with the increase in revenue. Other operating expenses were 3.6% of revenue in 2000 and 3.6% in 1999.

     Based on the changes in revenue and expenses discussed above, operating income increased by $371,550 from $953,859 in 1999 to $1,325,409 in 2000.

     Interest expense decreased slightly to $0.62 million in 2000 from $0.66 million in 1999. Although the Company's new lender is charging lower interest rates, the loan balance is higher due to continued Company growth. The net effect was a small decrease in interest expense.

     Non-operating income (expense), exclusive of interest expense, decreased from $118,547 in 1999 to $99,252 in 2000. In 1999, other income (expense) is comprised of a write-off of net payables from fiscal years 1996 and 1997 relating to revisions of estimates of amounts due from or payable to drivers and agents. In 2000, the amount is primarily attributable to a refund from the state of Alabama for permits paid in prior years that was reversed by the courts and refunded to the Company.

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

Liquidity and Capital Resources

     During fiscal 2001, the Company's financial position continued to improve. The Company had a net deficiency in shareholders' equity of $1.0 million at December 31, 2001 compared with $2.5 million at December 31, 2000. Working capital at December 31, 2001 was $2.0 million compared to $1.7 million at the end of 2000. This increase in working capital is due to continuing profitability.

     Net cash used in operating activities decreased $2.0 million from $2.8 million for the year ended December 31, 2000 to $0.8 million for the year ended December 31, 2001. In 2001, accounts receivable increased $2.6 million compared to $5.1 million during 2000, resulting in a $2.5 million decrease in net cash used in operating activities. While revenues grew significantly for 2001 as the Company continued to add new agents and expand operations, growth in the fourth quarter of 2001 slowed in comparison to the fourth quarter of 2000 due to a soft economy. Other accounts receivable increased $1.0 million in 2001 compared to $0.3 million in 2000 resulting in a $0.7 million increase in net cash used by operating activities. The increase in other receivables is attributable to increased driver advances resulting from the growth of operations, an increase in loans provided to agents and a $0.2 receivable due from Enterprise Trucking, an entity affiliated through common ownership.

     Net cash used in investing activities was $1.2 million for the year ended December 31, 2001 compared to net cash used in investing activities of $0.1 million for the year ended December 31, 2000. Net cash used in investing activities during 2001 related to the Company's investment in additional equipment, consisting primarily of trailers.

     Net cash provided by financing activities decreased $0.5 million from $2.9 million for the year ended December 31, 2000 to $2.4 million for the year ended December 31, 2001. The cash provided by financing activities is primarily due to a net increase in the Company's line of credit of $2.5 million, an increase in the equipment line of credit of $0.8 million, an increase in other long term debt of $0.2 million, offset by a decrease in the bank overdraft of $0.5 million, and a decrease in shareholder loans of $0.3 million. The overall increase in debt is due to financing required to fund the Company's growth which resulted in an increase in the accounts receivable balance as well as the purchase of additional equipment.

     The Company had a $5.5 million line of credit that matured on September 28, 2001. This revolving line of credit was amended effective October 15, 2001, increasing the line to $7.0 million and extending the maturity date until October 1, 2003. Advances under this revolving line of credit are limited to 70% of eligible accounts receivable and bear interest at the prime rate plus 0.25% (5.0% at December 31, 2001). The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2001, the outstanding borrowings on this line of credit were $6.8 million.

     The Company also has 2 additional equipment loans to fund equipment purchases. At December 31, 2001, the Company has $137,000 of additional borrowing availability under these equipment loans which may be used to fund additional equipment purchases. The outstanding balance on these loans bear interest at the prime rate in effect plus 1% per annum. The principal balance of these equipment lines are payable based on a five year amortization of the outstanding balance with any remaining unpaid balance due in October 2003. The outstanding balance under these equipment loans totaled $827,401 at December 31, 2001 and are collateralized by the related equipment funded by these borrowings.

     These lines of credit are subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization.

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

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting and Standards Board(FASB) issued Statements of Financial Accounting Standards No. 141("SFAS 141"), "Business Combinations" and No. 142("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of thse standards will have no material impact on its financial statements or results of operations.

     In October 2001, the Financial Accounting and Standards Board("FASB") issued Statement of Financial Accounting Standards No. 144("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning on or after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supercedes FASB 121 and APB Opinion No. 30. However, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company has a revolving line of credit with a bank, which bears interest at the prime rate plus .25% (5.00% at December 31, 2001). The interest rate is based on certain financial covenants and may range from prime to prime plus .5%. In addition, the company has certain equipment lines-of-credit which bear interest at the prime rate plus 1%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
US 1 Industries, Inc.
Gary, Indiana

     We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP

Chicago, Illinois
March 11, 2002

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


ASSETS

                                                       2001           2000
                                                       ----           ----
CURRENT ASSETS:
 Cash                                               $  322,060   $        0
 Accounts receivable-trade, less allowance for
    doubtful accounts of $524,000 and $209,000
    respectively                                    11,946,382    9,911,436
 Other receivables, including receivables due
    from affiliated entities of $359,000 and
    $62,000 in 2001 and 2000, respectively           1,374,835      382,057
 Deposits                                               44,200       40,450
 Prepaid expenses                                      544,143      309,897
 Current Deferred tax asset                            600,000      400,000
                                                   ------------  ----------
      Total current assets                          14,831,620   11,043,840

FIXED ASSETS:
   Equipment                                         1,542,945      335,402
   Less accumulated depreciation and amortization     (250,954)     (68,797)
                                                   ------------  ----------
      Net fixed assets                               1,291,991      266,605
                                                   ------------  ----------
ASSETS HELD FOR SALE:
   Land                                                195,347      195,347
   Valuation allowance                                (141,347)    (141,347)
                                                  -------------  -----------
      Net assets held for sale                          54,000       54,000
Non-current Deferred tax asset                         600,000      400,000
Other Assets                                           383,786      126,461
                                                  -------------  -----------
TOTAL ASSETS                                       $17,161,397  $11,890,906
                                                  =============  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                      2001           2000
                                                      ----           ----
CURRENT LIABILITIES:

   Revolving line of credit                       $6,765,999     $4,271,104
     Current portion of long-term debt               399,190        232,792
   Accounts payable                                3,609,666      2,621,107
   Bank overdraft                                          0        522,201
   Accrued expenses                                  251,859        244,446
   Insurance and claims                              629,796        418,450
   Accrued compensation                               79,545         33,891
   Accrued interest                                  974,039        836,019
   Fuel and other taxes payable                       82,228        143,796
                                                 -----------    -----------
      Total current liabilities                   12,792,322      9,323,806
                                                 -----------    -----------
LONG-TERM DEBT TO RELATED PARTIES                  4,260,668      4,026,210

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares issued and outstanding:
    2001 and 2000 - 1,094,224 Capitalized
    dividend $0.094
    Preference as to Liquidation $0.094 per share  1,102,968      1,000,112
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares issued and
    outstanding:
    2001 and 2000 - 10,618,224                    40,844,296     40,844,296
   Accumulated deficit                           (41,838,857)   (43,303,518)
                                                 -----------    -----------
   Total shareholders' deficiency                   (994,561)    (2,459,222)
                                                 -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                   $17,161,397   $11,890,906
                                                 ===========  =============

The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                2001           2000           1999

OPERATING REVENUES                          $72,109,813    $48,284,013    $32,333,528
OPERATING EXPENSES:Purchased transportation  55,609,408     37,626,623     24,846,421
   Commissions                                6,596,625      4,343,529      3,052,406
   Insurance and claims                       2,350,254      1,553,892      1,070,564
   Salaries, wages, and other                 2,502,848      1,719,291      1,248,089
   Other Operating expenses                   3,268,638      1,715,269      1,162,189
                                              ---------      ---------     -----------
            Total operating expenses         70,327,773     46,958,604     31,379,669
                                             ----------     ----------     ----------
OPERATING INCOME                              1,782,040      1,325,409        953,859
NON OPERATING INCOME (EXPENSE):
    Interest income                               6,058         19,003          9,840
    Interest expense                           (712,381)      (622,990)      (660,509)
    Other income, net                            91,800         80,249        108,707
                                                 ------       --------     ----------
      Total non operating (expense)            (614,523)      (523,738)      (541,962)

NET INCOME BEFORE INCOME TAXES                1,167,517        801,671        411,897
    Income tax benefit                          400,000        800,000              0
                                               --------        -------     ----------
NET INCOME                                    1,567,517      1,601,671        411,897
DIVIDENDS ON PREFERRED SHARES                   102,856         92,572         82,286
                                               --------      ---------     ----------
NET INCOME AVAILABLE TO COMMON SHARES       $ 1,464,661    $ 1,509,099    $   329,611
                                              =========      =========     ==========


Basic and Diluted Net Income
Per Common Share                                  $0.14          $0.14          $0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                       10,618,224     10,618,224     10,618,224

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                  YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

                              Common Stock          Accumulated
                          Shares         Amount       Deficit        Total
January 1, 1999          10,618,224    40,844,296   (45,142,228)  (4,297,932)
Dividends on Preferred Stock                            (82,286)     (82,286)
Net Income                                              411,897      411,897
 Balance at              __________   ___________    ___________   __________
  December 31, 1999      10,618,224    40,844.296   (44,812,617)  (3,968,321)
Dividends on Preferred Stock                            (92,572)     (92,572)
Net Income                                            1,601,671    1,601,671
                         ----------   -----------   -----------   ----------
Balance at               10,618,224   $40,844,296   (43,303,518)  (2,459,222)
  December 31, 2000
Dividends on Preferred Stock                           (102,856)    (102,856)
Net Income                                            1,567,517    1,567,517
                         ----------   -----------    ----------   ----------
Balance at               10,618,224   $40,844,296  $(41,838,857) $  (994,561)
  December 31, 2001      ==========   ===========   ===========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        2001          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $ 1,567,517   $ 1,601,671    $ 411,897
Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                       184,608        26,818       30,795
    Provision for bad debt                              519,949       186,233       49,027
    Deferred Income Tax benefit                        (400,000)     (800,000)           0
    Loss on disposal of equipment                             0         3,609       30,177
    Changes in operating assets and liabilities:
      Accounts receivable-trade                      (2,554,895)   (5,124,833)    (979,907)
      Other receivables                                (992,778)     (276,287)     (46,116)
      Prepaid expenses                                 (234,246)     (147,724)      18,553
      Deposits & other assets                          (261,075)     (157,666)     (29,744)
      Accounts payable                                  988,559     1,279,973     (104,755)
      Accrued expenses                                    7,413        28,941       32,105
      Insurance and claims                              211,346       213,858       23,068
      Accrued interest                                  138,020       222,452      220,684
      Accrued compensation                               45,654        16,577         (277)
      Fuel and other taxes payable                      (61,568)       93,848      (25,747)
                                                       ---------   -----------    ---------
         Net cash used in operating
          activities                                   (841,496)   (2,832,520)    (370,240)
                                                       ---------   -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                          (1,209,994)      (92,500)      (5,183)
  Proceeds from sale of fixed assets                          0         8,885       79,358
                                                       --------       -------     --------
        Net cash (used in) provided by investing
         activities                                  (1,209,994)      (83,615)      74,175
                                                     -----------      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                 2,494,895     1,193,498      630,745
  Proceeds from Long term debt                        1,049,094       158,052            0
  Principal payments of long-term debt                 (331,672)     (121,808)     (64,277)
  Net(repayments of)proceeds from shareholder loans    (316,566)    1,509,911    (355,718)
  (Decrease) Increase in bank overdraft                (522,201)      176,482       85,315
                                                       ---------      -------     --------
          Net cash used in financing
         activities                                   2,373,550     2,916,135      296,065
                                                       --------      --------     --------

NET INCREASE IN CASH                                    322,060             0            0

CASH, BEGINNING OF YEAR                                                     _            _
                                                       --------       -------     ---------
CASH, END OF YEAR                                      $322,060      $      0     $      0
                                                       --------      --------     ---------
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest                   $574,361      $400,538     $439,825

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Note payable incurred for purchase of equipment      $      0      $165,435     $      0

The Company recorded $102,856, $92,572, and $82,286 in 2001,2000, and
1999 respectively, for dividends on preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

                      US1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

1.         OPERATIONS
     The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. One agent accounted for 8%, 13%, and 18% of the Company's revenue in 2001, 2000, and 1999, respectively. No other agent represented more than 10% of sales for the years ended December 31, 2001, 2000, and 1999.

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

     Reclassifications - Certain amounts in the 2000 and 1999 financial statements have been restated to conform with 2001 presentation.

     Earnings Per Common Share--The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement required presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing loss available to common stock holders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. There are no common stock equiviliants at December 31, 2001, 2000, or 1999.

     Business Segments - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment.

     Recently Issued Accounting Standards - In July 2001, the Financial Accounting and Standards Board(FASB) issued Statements of Financial Accounting Standards No. 141("SFAS 141"), "Business Combinations" and No. 142("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no material impact on its financial position or results of operations.

     In October 2001, the Financial Accounting and Standards Board("FASB") issued Statement of Financial Accounting Standards No. 144("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning on or after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supercedes FASB 121 and APB Opinion No. 30. However, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2000, AND 1999


3. REDEEMABLE PREFERRED STOCK

     The Series A preferred shares are non-voting, and earn dividends at the rate of $0.094 per share per annum (increasing by $0.0094 January 1 thereafter until redeemed) payable quarterly on the first day of February, May, August, and November.

     The Series A preferred stock is redeemable at the option of the Company or the holders at any time.

     As of December 31, 2001, Series A cumulative preferred stock dividends are in arrears by $555,855. The Company's current line of credit prohibits the payment of dividends.

     On February 19, 2002, the Company's board of directors approved the conversion of all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends, into 1,000,000 shares of the Company's common stock. The following shows proforma earnings per common share assuming the preferred stock had been converted as of the earliest date presented:

                                                        2001    2000    1999
                                                        ----    -----   -----
Basic and Diluted Net Income per common share          $0.13    $0.14   $0.03

4.  RELATED PARTY TRANSACTIONS

     One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $68,000, $124,000 and $78,000 in 2001, 2000, and
1999, respectively. $359,000 and $62,000 due from entities affiliated through common ownership is included in other receivables at December 31, 2001 and 2000, respectively.

     The Company has an investment of $126,461 in American Inter-Fidelity Exchange ("AIFE"), an entity which provides the Company with truck liability insurance. The Company exercised no control over the operations of AIFE. As a result, the Company has recorded its investment in AIFE under the cost method of accounting for these periods.

     Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2001, 2000 and 1999.

     A director of the company also manages an affiliated insurance carrier, Indiana Truckers Exchange (ITE). For the years ended December 31, 2001, 2000, and 1999, cash paid for related party insurance premiums and deductibles amounted to $1,313,522, $729,434, and $532,586, respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8.

     The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7.

                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.  LEASES

     The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices on a month to month basis for $3,000 per month from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.

     In addition, the Company's subsidiaries lease office space and land in Mississippi, Texas, Indiana, and Arkansas under operating leases ranging from one to three years.

     Rent expense under these operating leases was $227,000, $111,000 and $69,000 for the years ended 2001,2000, and 1999 respectively.


    Future commitments under these operating leases are as follows:

                     2002  $271,000
                     2003   156,000
                     2004    36,200
                           $463,000


6. BANK LINE OF CREDIT


 The Company had a $5.5 million line of credit that matured on September 28, 2001. This revolving line of credit was amended effective October 15, 2001, increasing the line to $7.0 million and extending the maturity date until October 1, 2003. Advances under this revolving line of credit are limited to 70% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. At December 31, 2001, the interest rate charged on this line of credit was prime plus .25% (5.0%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2001, the outstanding borrowings on this line of credit were $6.8 million.


     This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2000 comprises:


                                                       2001           2000
Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at prime
 + .75%, interest only payments required,
 principal balance due October, 2003                $2,725,509     $3,042,075


Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer collateralized
 by land, interest at prime + .75%, interest only
 payments required, principal balance due
 July  2004                                            500,000        500,000

Note payable to August Investment Partnership,
 interest at prime + .75%, interest only payments
 required, principal balance due October  2003         250,000        250,000

Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October 2003                                          100,000        100,000

Mortgage note payable to ITE,
 Monthly payments of $2,850 including
 Interest at 9% through March 2002                       7,249         39,217

Mortgage note payable to AIFE,
 monthly payments of $2,150 including
 interest at 9% through March 2002                       5,536         29,646
------------------------------------------------------------------------------

Subtotal - related party debt                       $3,588,294      $3,960,938


Equipment loan, collateralized by equipment,
 monthly payments of $12,537 including interest
 at prime plus 1% (5.75% at December 31, 2001)
 through September, 2003 with a balloon payment
 of $401,000 due in October 2003.                      664,489         82,860


Note payable, IPF Cargo Insurance
 monthly payments of $24,561.94 including
 interest at 4.70% through August 2002                 192,227              0

Note payable, cargo insurance premium financing,
 monthly payments of $18,376 including
 interest at 11% through September 2001                      0        141,124

Equipment line (total availability under this line
 is $300,000 until April 2002), collateralized by
 equipment, interest rate at prime + 1%, principal
 payment of $2,715(based on five year amortization of
 principal balance)beginning in April 2002 through
 September 2003 with a balloon payment of $114,000
 due in October 2003.                                  162,912              0


Note payable, collateralized by equipment,
 monthly payments of $2,077 including
 interest at 9.55% through April 2004                    51,936         70,899


                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                  Other                                              0          3,181
                                                             ---------      ---------
                 Total debt                                  4,659,858      4,259,002
            Less current portion                               399,190        232,792
                                                             ---------      ---------
            Total long-term debt                           $ 4,260,668    $ 4,026,210
                                                            ==========      =========

Interest expense on related party notes was approximately $280,000, $342,500, and $261,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Scheduled maturities of the long-term debt at December 31, 2000 are due as follows:

                     2002               $    399,190
                     2003                  3,752,525
                     2004                    508,143
                                          $4,659,858
                                          ==========

8.       INCOME TAXES

    The composition of taxes on income (benefit) is as follows:

Current                               2001        2000        1999
---------                             -----       ----        ----
  Federal                           $397,000    $273,000   $140,000
  State                               70,000      48,000     25,000
  Utilization of net operating loss (467,000)   (321,000)  (165,000)
  carry-forward
  Adjustment of valuation allowance (400,000)   (800,000)         0
  -----------------------------------------------------------------------------

  Income tax expense (benefit)     $(400,000)  $(800,000)  $      0
  -----------------------------------------------------------------------------

    The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes consist of the following:

  December 31,                       2001        2000         1999
  -----------------------------------------------------------------------------

  Total deferred tax assets, relating
   principally to net operating
  loss carry-forwards            $22,261,000  $22,728,000  $23,049,000
  -----------------------------------------------------------------------------
                                  22,216,000   22,728,000   23,049,000
  Less valuation allowance       (21,061,000) (21,928,000) (23,049,000)
  -----------------------------------------------------------------------------
  Total net deferred tax asset   $ 1,200,000  $   800,000  $         0
  -----------------------------------------------------------------------------

     At December 31, 2001 and 2000, the Company has realized a net deferred tax asset of $1,200,000 and $800,000, respectively as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2001.
    The Company has net operating loss carry-forwards of approximately $55 million at December 31, 2001. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2003 through 2010.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9.  COMMITMENTS AND CONTINGENCIES

          CAM Regional Transport and Laurel Mountain Leasing, Inc. two unaffiliated entities, filed a complaint against the Company in 1994 which alleges breach of contract, claiming that Trailblazer Transportation, Inc., a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with CAM Regional Transport, Inc. and Laurel Mountain Leasing, Inc. The complaint seeks damages of $284,000 plus interest from November 1992.

          The Company is currently involved in three additional lawsuits; one of which is a class action lawsuit, as a result of an August 1999 incident in which a Carolina National Transportation, Inc. truck overturned leaking chemicals. It is the Company's position that it is not at fault. The Company contends that the materials inside the container were improperly packaged by a third party, that the chemicals which leaked were not harmful in nature, and that those persons alleging injuries were not harmed. The Company is also involved in two other lawsuits as a result of a chemical leak that occurred in a container hauled by a Carolina National Transportation, Inc truck. It is the Company's position that they are not at fault for this incident because they are merely the shipper and a third party had the responsibility to package the load for safe transportation. Should there be an unfavorable outcome in either of these cases, the company's insurance carrier would provide coverage for any potential loss in excess of $200,000 up to a limit of $1,000,000.

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

          The Company has entered into an agreement with certain key employees of Carolina National Transportation, Inc. ("Carolina"), a wholly owned subsidiary of the Company, in which these employees will receive up to 40% ownership in Carolina. These key employees will earn the 40% ownership interest in Carolina over a three year period beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions (including continued employment at Carolina) pursuant to the agreement. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. Beginning in 2002, a minority interest will be disclosed on the Company's financial statements. Net income for Carolina was $486,000, $563,814 and $262,131 for the years ended 2001, 2000 and 1999, respectively.

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

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.  ENVIRONMENTAL MATTERS

          The  Company  owns  a  piece  of  property  in  Phoenix  where  soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2001 and 2000.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        (In thousands, except per share data)                    Net
                                                   Net          Income
                   Operating     Operating        Income        (loss)
                   Revenue        Income          (loss)       per share
                                                           (basic and diluted)
        ----------------------------------------------------------------------
        2001
                   $72,110        $1,782         $1,568            $0.14
        ----------------------------------------------------------------------
        Quarters:
         Fourth     20,695           716            847             0.07
         Third      18,427           429            318             0.03
         Second     17,537           305            211             0.02
         First      15,451           332            192             0.02
        ----------------------------------------------------------------------
        2000
                   $49,055        $1,325         $1,602            $0.14
        ----------------------------------------------------------------------
        Quarters:
         Fourth     15,671           482          1,161             0.10
         Third      12,761           324            189             0.02
         Second     11,593           282            170             0.01
         First       9,030           237             82             0.01
        ----------------------------------------------------------------------
        1999
                   $32,334        $  954           $412            $0.03
     -------------------------------------------------------------------------
       Quarters:
        Fourth       8,666           261            185             0.02
        Third        8,078           233             78             0.00
        Second       8,198           279            106             0.01
        First        7,392           181             43             0.00
     -------------------------------------------------------------------------

          In the fourth quarter of 2001, the company reduced its deferred tax asset valuation allowance by $400,000.

                              US 1 INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 1, 1998,1999 AND 2000

                                   Schedule II

                                  Balance At     Charged to      Write-Offs,
                                 Beginning of    Costs and     Retirements &     Balance At
                                    Year          Expenses       Collection      End of Year
                                 ____________    __________    _____________     ___________
         Description


Year Ended December 31, 1999

Allowance for Doubtful Accounts
   Receivable                    $ 95,000        $ 49,027        $ 77,027         $ 67,000


Year Ended December 31, 2000

Allowance for Doubtful Accounts
   Receivable                    $ 67,000        $186,233        $ 44,233         $209,000


Year Ended December 31, 2001

Allowance for Doubtful Accounts
   Receivable                   $209,000        $519,949        $204,949          $524,000


Item 9. Changes in and Disagreements with Accountants' on Accounting and
           Financial Disclosure.

         None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company as of March 15, 2001 were as follows

NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           61          President, Chief Executive Officer,
                                        and Director
Harold E. Antonson          62          Chief Financial Officer, treasurer,
                                        and Director
Lex Venditti                49          Director
Robert I. Scissors          68          Director
Gage Blue                   31          Director
Brad James                  46          Director

Name                          Office and Experience
_____                         _____________________

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


Item 11.  Executive Compensation

    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2001, 2000 and 1999 to its Chief Executive Officer. No other officer earned in excess of $ 100,000.

                       Summary Compensation Table

                              Annual Compensation
Name and Position        Year          Salary       Bonus         Other
-----------------        ----          ------       -----         -----
Michael Kibler           2001          33,048          0             0
President                2000          33,048          0             0
                         1999          33,048          0             0

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

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned        Percentage of Class
-----------------             ------------------        -------------------
Michael E Kibler                     3,489,507 (1,2)      32.9%
Director, President and
Chief Executive Officer

Robert I. Scissors,                     36,770               0
Director

Lex L. Venditti                         20,000               0
Director


Harold E. Antonson                   3,489,507  (1,2,3    32.9%
Chief Financial Officer,
Treasurer and Director

All Directors and Executive
Officers                             3,735,919            35.2%

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

Item 13.  Certain Relationships and Related Transactions.

     The company leases office space for its headquarters in Gary, Indiana, for $3,000 per month from Michael E. Kibler, the president and Chief Executive Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, treasurer and a director of the Company. Messrs. Kibler and Antonson own the property as joint tenants.

     One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $67,000, $124,000 and $78,000 in 2001, 2000, and 1999,
respectively. $359,000 and $62,000 due from entities affiliated under common ownership is included in other receivables in the Company's consolidated financial statements at December 31, 2001 and 2000, respectively.

     One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE) is managed by a Director of the Company and the Company has an investment in the Provider. In addition, the Director also manages an affiliated insurance carrier, Indiana Truckers Exchange (ITE). For the years ended December 31, 2001, 2000, and 1999 cash paid for related party insurance premiums and deductibles amounted to $1,313,522, $729,434, and $532,586, respectively. The Company also has long term notes payable to AIFE and ITE as described in Note 8 to the consolidated financial statements.

     The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7 to the consolidated financial statements.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements:

         Reports of Independent Certified Public Accountants              14

         Consolidated Balance Sheets as of December 31, 2001
          and 2000                                                 15 and 16

          Consolidated Statements of Income for the years ended           17
          December 31, 2001, 2000, and 1999

          Consolidated Statements of Shareholders' Deficiency             18
          for the years ended December 31, 2001, 2000,and 1999

          Consolidated Statements of Cash Flows                           19
          for the years ended December 31, 2001, 2000, and 1999

          Notes to Consolidated Financial Statements                 20 - 27

(a)(2)    Financial Statement Schedules:

            Schedule of Valuation and Qualifying Accounts                 28

     Other schedules are not included because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

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

Exhibit 10.1 Loan and Security Agreement with FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Inc., Gulfline Transport Inc., and US1 Industries, Inc.(by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2000 filed on May 22, 2000).

Exhibit 10.2 Loan agreements with August Investment Partnership and US 1 Industries.

Exhibit 10.3 Loan agreements with Michael Kibler/Harold Antonson and US 1 Industries.

Exhibit 10.4 First Amendment of Loan and Security Agreement with FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000 filed on August 14, 2000)Loan agreements with AIFE/ITE and US 1 Industries.

Exhibit 10.5 Second Amendment of Loan and Security Agreement with FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Annual report on Form 10-K for the year ended December 31, 2000).

Exhibit 10.6 Third Amendment of Loan and Security Agreement with FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001).
          (a)(3) List of Exhibits (continued)

Exhibit 10.7 Third Amendment of Loan and Security Agreement with FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2001 filed on November 9,
          2001).

b)       Reports on Form 8-K

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