Form 10-Q
period 2002-03-31
US 1 INDUSTRIES INC
filed 2002-05-14
CIK 351498

FORM 10-Q

                ------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002.

                           Commission File No. 1-8129.


                              US 1 INDUSTRIES, INC.
                              ---------------------
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

      Registrant's telephone number, including area code: (219) 977-5225
                                                          --------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

 As of May 14, 2002, there were 10,618,224 shares of registrant's common stock were outstanding.

Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

ASSETS
                                                    March 31,    December 31,
                                                      2002          2001
                                                      ----          ----
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $   322,060
Accounts receivable-trade, less allowance for
    doubtful accounts of $524,000 and $518,000
    respectively                                   13,345,662    11,946,382
Other receivables                                   1,808,363     1,374,835
Deposits                                               45,200        44,200
Prepaid expenses                                      369,227       544,143
Current deferred tax asset                            600,000       600,000
                                                   -----------   ----------
      Total current assets                         16,168,452    14,831,620

FIXED ASSETS:
   Equipment                                        1,555,072     1,542,945
   Less accumulated depreciation and amortization    (307,591)     (250,954)
                                                    ----------   ----------
      Net fixed assets                              1,247,481     1,291,991
                                                    ----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                    ----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Other Assets                                          383,786       383,786
                                                    ----------  -----------
TOTAL ASSETS                                      $18,453,719   $17,161,397
                                                    ==========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                    March 31,   December 31,
                                                      2002           2001
                                                      ----           ----
                                                     (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 6,583,170    $ 6,765,999
   Current portion of long-term debt                 316,058        399,190
   Accounts payable                                3,942,273      3,469,666
   Bank overdraft                                    617,196              0
   Accrued expenses                                  265,392        251,859
   Insurance and claims                              751,434        629,796
   Accrued compensation                               84,658         79,545
   Accrued interest                                  998,000        974,039
   Fuel and other taxes payable                       59,574         82,228
   Accrued Legal Settlement                          500,000        140,000
                                                 -----------   ------------
      Total current liabilities                   14,117,755     12,792,322
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      4,167,526      4,260,668
Minority Interest                                     24,888              0

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares issued and outstanding:
    2002 and 2001 - 1,094,224
    Liquidation preference $0.94 per share         1,131,254      1,102,968
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,871,263     40,844,296
   Accumulated deficit                           (41,858,967)   (41,838,857)
                                                 -----------     -----------
   Total shareholders' deficiency                 (  987,704)    (  994,561)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $ 18,453,719   $ 17,161,397
                                                 ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 MARCH 31, 2002 AND MARCH 31, 2001 (UNAUDITED)


                                             MARCH 31,       MARCH 31,
                                              2002            2001

OPERATING REVENUES                         $22,131,028    $ 15,145,537
                                           ------------    ------------
OPERATING EXPENSES:
    Purchased transportation                16,829,053      11,399,910
    Commissions                              2,036,183       1,763,182
    Insurance and claims                       775,627         410,283
    Salaries, wages, and other               1,023,337         540,026
    Operating supplies and expense             464,211         480,786
    Other expenses                             529,387         140,375
                                           ------------    ------------
     Total operating expenses               21,657,798      14,734,562
                                           ------------    ------------
OPERATING INCOME                               473,230         410,975
                                           ------------    ------------
NON-OPERATING INCOME (EXPENSE):
    Legal Settlement                          (360,000)              0
    Interest income                              9,950           2,435
    Interest (expense)                        (135,467)       (206,916)
    Other income(expense)                       34,820         (14,869)
                                            ------------   ------------
    Total non-operating (expense)             (450,697)       (219,350)
                                            ------------   ------------
NET INCOME BEFORE MINORITY INTEREST        $    22,533    $    191,625
Minority Interest Expense                       14,353               0
                                            -----------    ------------
NET INCOME                                 $     8,180    $    191,625
DIVIDENDS ON PREFERRED SHARES                  (28,286)        (25,714)
                                            -----------   -------------
NET INCOME(LOSS)AVAILABLE
 TO COMMON SHAREHOLDERS                        (20,106)        165,911
                                            ===========   =============

Basic and Diluted Net Income
Per Common Share                           $      0.00    $       0.02
                                            ============  ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                         10,618,224      10,618,224
                                            ============   ============











The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           MARCH 31, 2002 (UNAUDITED) AND MARCH 31, 2001 (UNAUDITED)

                                                Three Months Ended March 31,
                                                          2002         2001
                                                          ----         ----
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                 8,180    191,625
Adjustments to reconcile net income to net
cash used in operating activities
  Depreciation and amortization                           56,637     22,285
  Compensation Expense resulting from
   issuance of equity in subsidiary                       37,500          0
  Provision for bad debts                                127,307    114,000
  Minority interest expense                               14,351          0
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (1,526,587)   210,279
    Other receivables                                   (433,528)  (203,534)
    Prepaid expenses                                     174,916     82,579
    Deposits & other assets                               (1,000)   (45,300)
    Accounts payable                                     472,607     74,131
    Accrued expenses                                      13,533    (36,081)
    Accrued interest                                      23,961     53,074
    Insurance and claims                                 121,638    (83,400)
    Accrued compensation                                   5,113      5,999
    Fuel and other taxes payable                         (22,654)  (102,442)
    Accrued Legal Settlement                             360,000          0
                                                       ---------   --------
  Net Cash(used in)provided by operating activities     (568,026)   283,215
                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                              (12,127)  (613,573)
                                                        --------   --------
  Net cash used in investing activities                  (12,127)  (613,573)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under line of credit      (182,829)   447,993
  Proceeds from equipment line of credit                       0    385,126
  Principal payments on long term debt                  (126,274)   (73,024)
  Repayments of shareholder loans                        (50,000)  (217,311)
  Increase(Decrease) in bank overdraft                   617,196   (212,426)
                                                       ---------   --------
  Net cash provided by financing activities              258,093    330,358
                                                       ---------   --------
NET DECREASE IN CASH                                    (322,060)         0
CASH, BEGINNING OF PERIOD                                322,060          0
                                                        ---------  --------
CASH, END OF PERIOD                                            0          0
                                                        =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001




1. BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of March 31, 2002, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 2001 financial statement to conform with the 2002 presentation.

3. EARNINGS PER COMMON SHARE

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding common stock equivalents in these periods.

                                                      Three Months Ended
Numerator                                             2002          2001
                                                      ----          ----

       Net income                                 $   8,180    $  191,625
       Dividends on preferred shares                (28,286)      (25,714)
                                                 ----------   ------------
 Net income(loss) available to common
        shareholders for basic and diluted EPS      (20,106)      165,911
Denominator
       Weighted average common shares            10,618,224    10,618,224
       outstanding for basic and diluted EPS

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

4. REVOLVING LINE OF CREDIT

     The Company has a $7.0 million line of credit that matures on October 1, 2003. Advances under this revolving line of credit are limited to 70% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. At March 31, 2002, the interest rate on this line of credit was $5.0%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2002, the outstanding borrowings on this line of credit were $6.6 million.

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

5. MINORITY INTEREST

     The Company entered into an agreement with certain key employees of Carolina National Transportation, Inc. ("Carolina"), a wholly owned subsidiary of the Company, in which these employees will earn up to 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees will receive 15% ownership in Carolina at December 31, 2002, an additional 15% at December 2003, and a 10% ownership interest at December 31, 2004. For the three months ended March 31, 2002, the Company incurred compensation expense of $37,500 as a result of this agreement. The Company also recognized minority interest expense of $14,353 relating to the employees' portion of Carolina's net income for the three months ended March 31, 2002.

6. LEGAL SETTLEMENT

     Cam Regional Transport and Laurel Mountain Leasing, Inc. filed a complaint against the Company in 1994, which alleged breach of contract, claiming that Trailblazer Transportation, Inc. a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with Cam Regional Transport, Inc. and Laurel Mountain Leasing, Inc. In addition, two individuals affiliated with these companies claimed breach of employment contracts against the Company.

     In May 2002, judgment was rendered on these claims in favor of the plaintiff. Under the terms of the initial court filing, the Company must pay damages of $500,000. As a result, the Company increased its accrual for this litigation to $500,000 by recording a charge of $360,000 relating to this litigation for the three months ended March 31, 2002.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

7. CONVERSION OF REDEEMABLE PREFERRED STOCK

     On February 19, 2002, the company's board of directors approved the conversion of all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends, into 1,000,000 shares of the Company's common stock. As of May 14, 2002, the conversion has not yet been finalized and therefore is not reflected on the balance sheet at March 31, 2002. The following shows proforma earning per common share assuming the preferred stock has been converted as of the earliest date presented.

          Three Months ended March 31,        2002                2001
          ------------------------------------------------------------

           Basic and Diluted Net Income per
            Common share                     $0.00               $0.02





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

     You should read the following discussion regarding the Company along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2002 and beyond may differ materially from those expressed in, or implied by these forward-looking statements. See cautionary note regarding forward-looking statements.

     The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2002 and 2001 and in the Company's Form 10-K for its fiscal year ended December 31, 2001, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

 Three months ended March 31, 2002 Compared to the three months ended March 31, 2001

     The Company's operating revenues increased from $15.1 million for the three months ended March 31, 2001 to $22.1 million for the same period in 2002. This is an increase of 46.1%. This increase is attributable to the continued growth at Carolina National Transportation, the opening of a new operation that specialized in over-size loads at Keystone Lines, the addition of new inter modal operations at Keystone Lines, and the new operations of Transport Leasing, Inc. and ERX Transportation.

     Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation plus commission expense increases or decreases in proportion to the revenue generated through independent contractors. At March 31, 2001 purchased transportation was 75.3% of revenue in comparison to 76.0% at March 31, 2002. The increase in purchased transportation is offset by the decrease in commission.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

 Three months ended March 31, 2002 Compared to the three months ended March 31, 2001 (continued)



     Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. At March 31, 2001 commission was 11.6% of revenue in comparison to 9.2% at March 31, 2002. This decrease of 2.4% resulted partially from revenues reported for several new offices that opened last year that do not have offsetting commission expense as related to revenue. Several of these new offices hire employees as opposed to agents, who would receive commission based on a percentage of revenue. The additional decrease in commission is offset by the increase in purchased transportation.

     A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease, on a consolidated basis with the company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. Insurance and claims increased slightly at 3.5% of revenue for March 31, 2002 verses 2.7% of revenue at March 31, 2001. The slight increase can be attributed mainly to the increase of certain operations' insurance rates.

     Salaries, wages, fringe benefits, and other operating expenses are principally non-variable expenses and therefore will not typically vary directly as a percentage of the Company's revenue. Salaries, wages, and fringe benefits were 3.6% of revenue at March 31, 2001 but increased as a percentage of revenue at March 31, 2002 to 4.6%. This is an increase of 1.0% as a percentage of revenue and can be attributed to two newer divisions who utilize employees that are paid a salary instead of agents who would be paid commissions. Other operating expenses as a percentage of revenue increased by ..4% of revenue. At March 31, 2001 operating expenses were 4.1% of revenue in comparison to 4.5% at March 31, 2002. The increase can be attributed to higher operating expenses in connection with new offices that opened in the fourth quarter of 2001.

 The following table set forth the percentage relationships of expense items to revenue for the three months ended March 31, 2002 and March 31, 2001:

                                                      2002      2001
                                                     ------    ------

Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           76.0     75.3
    Commissions                                         9.2     11.6
    Insurance and claims                                3.5      2.7
    Salaries, wages and fringe benefits                 4.6      3.6
    Other operating expenses                            4.5      4.1
                                                     -------   ------
     Total operating expenses                          97.8     97.3
                                                      ------   ------
Operating income                                        2.2      2.7


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

     Based on the changes in revenue and expenses discussed above, operating income increased by $62,255 from $410,975 for the three months ended March 31, 2001 to $473,230 for the three months ended March 31, 2002. While operating income increased for the three months ended March 31, 2002 in comparison to the previous year, operating income as a percentage of revenue actually decreased, from 2.7% for the three months ended March 31, 2001 to 2.2% for the same period in 2002. This decrease is due to higher operating expenses relating to terminals opened in the last quarter of 2001.

     Interest expense decreased by $71,449 in 2002. Interest at March 31, 2001 was $206,916 and at March 31, 2002 interest was $135,467. This decrease in interest expense is attributable to continued decrease in the prime rate. The rate on the Company's loan with Firstar is currently based on certain financial covenants and may range from prime to prime plus .5%.

     Non-operating expense, exclusive of interest expense, increased from $12,434 for the three months ended March 31, 2001 to $315,230 for the three months ended March 31, 2002. The increase was primarily attributable to a $360,000 expense incurred for the three months ended March 31, 2002, relating to a court ruling on litigation against the Company.

     Net income for the three months ended March 31, 2002 was $8,180 compared with $191,625 for the same period in 2001.

Liquidity and Capital Resources

     As of March 31, 2002, the Company had a net deficiency in shareholder equity of $1.0 million.

    Net cash provided by (used in) operating activities decreased $851,241 from $283,215 for the three months ended March 31, 2001 to $(568,026) for the three months ended March 31, 2002. The cash used in operating activities increased mainly due to an increase in accounts receivable resulting from the Company opening additional terminals during the last quarter of 2001.

     Net cash used in investing activities decreased $601,446 from $613,573 for the three months ended March 31, 2001 to $12,127 for the three months ended March 31, 2002. Net cash used in investing activities during the first three months of 2001 related to the investment in additional equipment.

     Net cash provided by financing activities, primarily generated from additional borrowings, decreased $72,265 from $330,358 for the three months ended March 31, 2001 to $258,093 for the three months ended March 31, 2002.

     Management is currently engaged in negotiations with Firstar to increase the line of credit from $7.0 million to $10.0 million. We believe this increase will be adequate for our future working capital needs.

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

     The Company has approximately $153,000 of other accounts receivable due from entities under common control.

     One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has a deposit with the Provider.

     The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $3.5 million.


PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

     Cam Regional Transport and Laurel Mountain Leasing, Inc. filed a complaint against the Company in 1994, which alleged breach of contract, claiming that Trailblazer Transportation, Inc. a subsidiary of the Company which filed bankruptcy, failed to abide by a purchase agreement entered into with Cam Regional Transport, Inc. and Laurel Mountain Leasing, Inc. In addition, two individuals affiliated with these companies claimed breach of employment contracts against the Company.

     In May 2002, judgment was rendered on these claims in favor of the plaintiff. Under the terms of the initial court filing, the Company must pay damages of $500,000. As a result, the Company increased its accrual for this litigation to $500,000 by recording a charge of $360,000 relating to this litigation for the three months ended March 31, 2002.

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

May 14, 2002