Form 10-Q
period 2002-06-30
US 1 INDUSTRIES INC
filed 2002-08-16
CIK 351498

FORM 10-Q

		________________________________________________


		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549


		          	   QUARTERLY REPORT
			 PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934


		    For the quarterly period ended June 30, 2002.

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


As of August 16, 2002 there were 10,618,224 shares of registrant's common stock were outstanding.














			US 1 INDUSTRIES, INC. AND SUBSIDIARIES
				CONSOLIDATED BALANCE SHEETS
		  JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    June 30,    December 31,
                                                      2002          2001
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $   322,060
Accounts receivable-trade, less allowance for
    doubtful accounts of $462,000 and $518,000
    respectively                                   17,383,631    11,946,382
Other receivables                                   1,638,738     1,374,835
Deposits                                               45,200        44,200
Prepaid expenses                                      289,910       544,143
Current deferred tax asset					600,000	  600,000
                                                   -----------   ----------
      Total current assets                         19,957,479    14,831,620
FIXED ASSETS:
   Equipment                                        1,713,974     1,542,945
   Less accumulated depreciation and amortization    (383,399)     (250,954)
                                                   -----------   ----------
      Net fixed assets                              1,330,575     1,291,991
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deposits                                  126,461       126,461
Non-current deferred tax asset				600,000  	  600,000
Other Assets                                          280,423       257,325
                                                   -----------  -----------
TOTAL ASSETS                                      $22,348,938   $17,161,397
                                                   ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.




			US 1 INDUSTRIES, INC. AND SUBSIDIARIES
				CONSOLIDATED BALANCE SHEETS
 		JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                    June 30,   December 31,
                                                      2002           2001
                                                     (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 7,000,000    $ 6,765,999
   Current portion of long-term debt                 263,264        399,190
   Accounts payable                                7,343,736      3,469,666
   Accrued expenses                                  376,990        251,859
   Insurance and claims                              855,985        629,796
   Accrued compensation                               97,405         79,545
   Accrued interest                                  992,882        974,039
   Fuel and other taxes payable                       98,488         82,228
   Accrued Legal Settlement                          500,000        140,000
                                                 -----------   ------------
      Total current liabilities                   17,528,750     12,792,322
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      4,025,133      4,260,668

Minority Interest                                     65,019              0


REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares issued and outstanding:
    2002 and 2001 - 1,094,224
    Liquidation preference $0.94 per share         1,159,540      1,102,968
SHAREHOLDERS' DEFICIENCY:
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 10,618,224   40,899,117     40,844,296
Accumulated deficit                              (41,328,621)   (41,838,857)
                                                 -----------     -----------
   Total shareholders' deficiency                 (  429,504)    (  994,561)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY                                  $ 22,348,938   $ 17,161,397
                                                 ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.






			US 1 INDUSTRIES, INC. AND SUBSIDIARIES
			CONSOLIDATED STATEMENTS OF OPERATIONS
		JUNE 30, 2002 (UNAUDITED) AND JUNE 30, 2001 (UNAUDITED)

                              Three Month Ended          Six Months Ended
                              2002            2001         2002        2001
OPERATING REVENUES         $28,121,169     $16,826,082  $50,212,551 $31,909,611
                           -----------      ----------   ----------  ----------
OPERATING EXPENSES:
    Purchased
	Transportation	    21,190,010      13,558,255   38,019,063  24,912,976
    Commissions              2,666,838       1,243,907    4,703,021   3,052,279
    Insurance and claims     1,043,454         445,105    1,819,081     855,388
    Salaries, wages, and
	Other			     1,220,422         529,738    2,243,759   1,069,764
    Operation supplies/other 1,316,540         745,311    2,310,139   1,366,472
                           -----------      ----------   ----------  ----------
     Total operating
	expenses              27,437,264      16,522,316   49,095,063  31,256,879
                            ----------      ----------   ----------  ----------
OPERATING INCOME               683,905         303,766    1,117,488     652,732
                           -----------      ----------   ----------  ----------
NON-OPERATION INCOME (EXPENSE)
      Legal Settlement               0               0     (350,964)          0
     	Interest income            6,576             459       16,526       2,894
     	Interest (expense)      (140,387)       (166,040)    (275,854)   (372,956)
    	Other income              39,024          73,403      104,454     120,544
                            -----------       ----------   ---------   ---------
      Total non-operating
	(expense)                (94,787)       ( 92,178)    (505,838)   (249,518)
                            -----------      ----------   ----------   ---------
NET INCOME BEFORE MINORITY
INTEREST 	  		   $   589,118       $ 211,588   $  611,650  $  403,214
Minority Interest Expense      (30,485)              0      (44,838)          0
                            -----------      ---------    ----------  ---------
NET INCOME                 $   558,633      $  211,588   $  566,812  $  403,214
DIVIDENDS ON PREFERRED SHARES  (28,286)        (25,714)     (56,571)    (51,428)
                              --------      ----------   ----------  ----------
NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS        530,347         185,874      510,241      351,786
                            ==========      ==========   ==========   ==========
Basic and Diluted Net income
Per Common Share           $     0.05       $    0.02   $     0.05  $      0.03
                           ===========      ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING BASIC AND
DILUTED   		    	   10,618,224      10,618,224   10,618,224   10,618,224
                          ===========      ==========   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.


 			US 1 INDUSTRIES, INC. AND SUBSIDIARIES
			CONSOLIDATED STATEMENTS OF CASH FLOWS
		JUNE 30, 2002 (UNAUDITED) AND JUNE 30, 2001 (UNAUDITED)

                                                     Six Months Ended June 30,
                                                          2002         2001
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               566,812    403,214
Adjustments to reconcile net income to net
cash used in operating activities
  Depreciation and amortization                          132,445     71,031
  Compensation Expense resulting from
   issuance of equity in subsidiary                       75,000          0
  Provision for bad debts                                306,149    162,297
  Minority interest expense                               44,836          0
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (5,743,398)  (185,071)
    Other receivables                                   (263,903)  (446,620)
    Prepaid expenses                                     254,233     42,040
    Deposits & other assets                              (24,098)   (42,500)
    Accounts payable                                   3,874,070    358,289
    Accrued expenses                                     125,131    (34,502)
    Accrued interest                                      18,843     72,665
    Insurance and claims                                 226,189   (152,514)
    Accrued compensation                                  17,860      5,422
    Fuel and other taxes payable                          16,260   (103,561)
    Accrued Legal Settlement                             360,000          0
                                                       ---------   --------
  Net Cash(used in)provided by operating activities      (13,571)   150,190
                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (171,029)  (955,164)
                                                        --------   --------
  Net cash used in investing activities                 (171,029)  (955,164)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                    234,001    524,171
  Proceeds from equipment loans                                0    669,394
  Principal payments on long term debt                  (222,344)  (156,280)
  Repayments of shareholder loans                       (149,117)  (232,311)
                                                       ---------   --------
  Net cash(used in)provided by financing activities     (137,460)   804,974
 ---------   --------
NET (DECREASE) IN CASH                                  (322,060)         0
CASH, BEGINNING OF PERIOD                                322,060          0
                                                        ---------  --------
CASH, END OF PERIOD                                            0          0
                                                        =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

			US 1 INDUSTRIES, INC. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 			SIX MONTHS ENDED JUNE 30, 2002 AND 2001



1. BASIS OF PRESENTATION

	The accompanying consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for a full year.

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

There were no outstanding common stock equivalents in these periods.

                                   Three Months Ended        Six Months Ended
Numerator                           2002          2001        2002        2001
       Net income              $ 558,633     $ 211,588   $ 566,812    $ 403,214
       Dividends on preferred
	  shares            	   (28,286)      (25,714)    (56,571)     (51,428)
                                ---------    ----------  ----------    ---------
 Net income available to common
      shareholders for basic
	and diluted EPS    	   530,347       185,874     510,241      351,786
Denominator

      Weighted average common 10,618,224    10,618,224  10,618,224   10,618,224
 	shares outstanding for
	basic and diluted EPS


			US 1 INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4. REVOLVING LINE OF CREDIT

	The Company has a $7.0 million line of credit that matures on October 1, 2003. Advances under this revolving line of credit are limited to 70% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. At June 30, 2002, the interest rate on this line of credit was 5.0%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2002, the outstanding borrowings on this line of credit were $7.0 million.

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

    In August, 2002, the Company's lender amended the loan agreement, Increasing the line from $7.0 million to $8.5 million. The lender also increased the company's advance rate from 70% of eligible accounts receivable to 75%.

5. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of Carolina National Transportation, Inc. ("Carolina"), a wholly owned subsidiary of the Company, in which these employees will earn up to 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees will receive 15% ownership in Carolina at December 31, 2002, an additional 15% at December 2003, and a 10% ownership interest at December 31, 2004. As a result of this agreement, the company incurred compensation expense of $37,500 and $75,000 for the three months and six months ended June 30, 2002, respectively. The Company also recognized minority interest expense of $30,485 and $44,838 relating to the employees' portion of Carolina's net income for the three months and six months ended June 30, 2002, respectively.

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


			US 1 INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

6. LEGAL SETTLEMENT (Continued)

    In May 2002, judgment was rendered on these claims in favor of the plaintiff. Under the terms of the initial court filing, the Company must pay damages of $500,000. As a result, the Company increased its accrual for this litigation to $500,000 by recording a charge of $360,000 relating to this litigation for the six months ended June 30, 2002. The Company intends to appeal this judgment.

    In February 2002, one of the Company's subsidiaries, Carolina National Transportation, was named as a defendant in a suit entitled Hoover Transportation Services, Inc. vs. Tim A. Frye, Sr. filed in the Federal District Court for the Southern District of Ohio, No. C2-02-25. In essences, the suit alleges that the primary defendant, Mr. Frye, violated a non-competition agreement with, and confidentiality obligations to, the plaintiff by providing freight related services in the metropolitan Charlotte area. Mr. Frye's business contracted with the Company's subsidiary for shipping, and, accordingly, the plaintiff alleges that the Company's subsidiary is liable for damages as well. During July 2002, Mr. Frye was enjoined from further violations of the non-competition agreement. The Company's subsidiary is actively contesting the claims against it. Discovery is ongoing, and no trial date has been set. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in the matter.

7. CONVERSION OF REDEEMABLE PREFERRED STOCK

    On February 19, 2002, the company's board of directors approved the conversion of all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends, into 1,000,000 shares of the Company's common stock. As of August 16, 2002, the conversion has not yet been finalized and therefore is not reflected on the balance sheet at June 30, 2002. The following shows proforma earning per common share assuming the preferred stock has been converted as of the earliest date presented.


                         Three Months Ended June 30,   Six Months ended June 30,
                                2002       2001              2002      2001
				___________________________    ________________________
	                                                                  	Basic and Diluted
	Net Income per  	       $0.05      $0.02             $0.05     $0.03
      Common share








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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three and six months ended June 30, 2002 and 2001 and in the Company's Form 10-K for its fiscal year ended December 31, 2001, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Six months ended June 30, 2002 Compared to the six months ended June 30, 2001

    The Company's operating revenues increased to $50.2 million for the six months ended June 30, 2002 from $31.9 million for the same period in 2001. This is an increase of 57.4%. This increase is attributable to the continued growth at Carolina National Transportation, the continued growth of an operation that specializes in over-size loads at Keystone Lines, the addition of new intermodal operations at Keystone Lines, and the new operations of Transport Leasing, Inc. and Harbor Bridge Transportation.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation plus commission expense increases or decreases in proportion to the revenue generated through independent contractors. At June 30, 2002 purchased transportation was 75.7% of revenue in comparison to 78.1% at June 30, 2001. The decrease in purchased transportation of 2.4% relative to revenue is attributable to new terminals, which have negotiated lower purchased transportation percentages to be paid out to the owner operators.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions remained relatively consistent at 9.6% of revenue for the six months ending June 30, 2002 verses 9.4% for the six months ended June 30, 2001.


    A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease, on a consolidated basis with the company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. Insurance and claims increased to 3.6% of revenue for June 30, 2002 verses 2.7% of revenue at June 30, 2001. The increase can be attributed mainly to the increase of certain operations' liability and cargo insurance rates.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Six months ended June 30, 2002 Compared to the six months ended June 30, 2001

    Salaries, wages, fringe benefits, and other operating expenses are principally non-variable expenses and therefore will not typically vary directly as a percentage of the Company's revenue. Salaries, wages, and fringe benefits were 4.5% of revenue at June 30, 2002, which was an increase of 1.2% as a percentage of revenue compared to June 30, 2001, which was 3.3% of revenue.
This increase can be attributed to three newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions. Other operating expenses as a percentage of revenue increased by .3% of revenue. At June 30, 2002 operating expenses were 4.6% of revenue in comparison to 4.3% at June 30, 2001. The increase can be attributed to higher operating expenses in connection with new offices that opened in late 2001 and early 2002.

The following table set forth the percentage relationships of expense items to revenue for the six months ended June 30, 2002 and June 30, 2001:

                                                      2002      2001
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           75.7     78.1
    Commissions                                         9.4      9.6
    Insurance and claims                                3.6      2.7
    Salaries, wages and fringe benefits                 4.5      3.3
    Other operating expenses                            4.6      4.3
                                                     -------   ------
     Total operating expenses                          97.8     98.0
                                                      ------   ------
Operating income                                        2.2      2.0

     Based on the changes in revenue and expenses discussed above, operating income increased by $464,756. Operating income for the six months ended June 30, 2002 was $1,117,488 compared to $652,732 for the six months ended June 30, 2001.

    Interest expense decreased by $97,102 in 2002. Interest expense at June 30, 2002 was $275,854 and at June 30, 2001 interest expense was $372,956. This decrease in interest expense is attributable to continued decrease in the prime rate. The rate on the Company's loan with Firstar is currently based on certain financial covenants and may range from prime to prime plus .5%.

    Non-operating (income) expense, exclusive of interest expense, increased to an expense of $229,984 for the six months ended June 30, 2002 from income of ($123,438) for the six months ended June 30, 2001. This is an increase of $353,422 and is primarily attributable to a $360,000 expense incurred for the six months ended June 30, 2002, relating to a court ruling on litigation against the Company.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

	Minority interest expense of $44,838 for the six months ended June 30, 2002, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a 3 year period (see note 5 to condensed financial statements).

    Net income for the six months ended June 30, 2002 was $566,812 compared with $403,214 for the same period in 2001.

Three months ended June 30, 2002 Compared to the three months ended June 30,
2001

    The Company's operating revenues increased by $11.2 million to $28.1 million for the three months ended June 30, 2002 from 16.8 million for the same period in 2001. This is an increase of 67.1%. This increase is attributable to the continued growth at Carolina National Transportation, the opening of a new operation that specialized in over-size loads at Keystone Lines, the addition of new inter modal operations at Keystone Lines, and the new operations of Transport Leasing, Inc. and Harbor Bridge Transportation.

     Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation plus commission expense increases or decreases in proportion to the revenue generated through independent contractors. For the three months ended June 30, 2002, purchased transportation was 75.4% of revenue in comparison to 80.6% for the three months ended June 30, 2001. The decrease in purchased transportation relative to revenue is attributable to opening certain new offices that pay a lower percentage of revenue as purchased transportation. Under certain agreements with agents, when the independent owner operator is paid a lower amount, the agent commission is higher. As a result, the decrease in purchased transportation as a percent of revenues is somewhat offset by an increase in commission expense.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. For the three months ended June 30, 2002, commission was 9.5% of revenue in comparison to 7.4% for the three months ended June 30, 2001. This increase of 2.1% is offset by the decrease in purchased transportation. This increase in commission expense is somewhat offset by a decrease in purchased transportation discussed above. Overall, purchased transportation and commissions in total decreased to 84.9% of revenues for the three months ended June 30, 2002 from 88% of revenues for the three months ended June 30, 2001. This decrease in these expenses as a percent of revenues is due in part to the Company brokering a lower percentage of its freight for the three months ended June 30, 2002 as compared to the same period in 2001. When the Company brokers freight, the Company does not pay insurance on the freight. However, the purchased transportation expense is greater for brokered freight. In addition, an increase in business at a division specializing in oversized freight and divisions that utilize employees rather than agents has



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

Three months ended June 30, 2002 Compared to the three months ended June 30, 2001 (Continued)

also contributed to the overall decrease in purchased transportation and commissions in total as a percent of revenues, as these divisions tend to pay lower purchased transportation and commissions (although salary expense is typically higher).

    A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. Insurance and claims increased to 3.7% of revenue for the three months ended June 30, 2002 from 2.6% of revenue for the three months ended June 30, 2001. The increase can be attributed mainly to the increase of certain operations' liability and cargo insurance rates.

    Salaries, wages, fringe benefits, and other operating expenses are principally non-variable expenses and therefore will not typically vary directly as a percentage of the Company's revenue. Salaries, wages, and fringe benefits were 4.3% of revenue for the three months ended June 30, 2002 compared to 3.2% of revenue for the three months ended June 30, 2001. This is an increase of 1.1% as a percentage of revenue and can be attributed to three newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions. Other operating expenses as a percentage of revenue increased to 4.7% for the three months ended June 30, 2002, from 4.4% for the three months ended June 30, 2001. The increase can be attributed to higher operating expenses in connection with new offices that opened in late 2001 and early 2002.

The following table set forth the percentage relationships of expense items to revenue for the three months ended June 30, 2002 and June 30, 2001:

                                                      2002      2001
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           75.4     80.6
    Commissions                                         9.5      7.4
    Insurance and claims                                3.7      2.6
    Salaries, wages and fringe benefits                 4.3      3.2
    Other operating expenses                            4.7      4.4
                                                     -------   ------
     Total operating expenses                          97.6     98.2
                                                      ------   ------
Operating income                                        2.4      1.8

    Based on the changes in revenue and expenses discussed above, operating income (loss) increased by $380,139. For the three months ended June 30, 2002, operating income was $683,905 compared to $303,766 for the three months ended June 30, 2001.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

Three months ended June 30, 2002 Compared to the three months ended June 30, 2001 (Continued)

	Interest expense decreased by $25,653 for the three months ended June 30, 2002 compared to the same period in 2001. Interest expense for the three months ended June 30, 2002 was $140,387 compared to $166,040 for the three months ended June 30, 2001. This decrease in interest expense is attributable to continued decrease in the prime rate. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime plus .5%.

     Non-operating income, exclusive of interest expense, increased by $27,344. For the three months ended June 30, 2002 non-operating income exclusive of interest was $45,600. For the three months ended June 30, 2001, non-operating income exclusive of interest expense was $73,602.

    Minority interest expense of $30,485 for the three months ended June 30, 2002 is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a 3 year period (see note 5 to condensed financial statements).

    Net income for the three months ended June 30, 2002 was $558,633 compared with $211,588 for the same period in 2001.

Liquidity and Capital Resources

    Net cash provided by (used in) operating activities decreased $163,761 from $150,190 for the six months ended June 30, 2001 to $(13,571) for the six months ended June 30, 2002. The cash used in operating activities increased mainly due to an increase in accounts receivable resulting from the Company opening additional terminals during the first half of 2002. A substantial amount of the increase in accounts receivable was offset by a corresponding increase in accounts payable and accrued expenses in the first half of 2002.

    Net cash used in investing activities decreased $784,135 from $955,164 for the six months ended June 30, 2001 to $171,029 for the six months ended June 30, 2002. Net cash used in investing activities during the first six months of 2001 related to the investment in additional equipment.

    Net cash provided by (used in) financing activities decreased $942,434 from $804,974 for the six months ended June 30, 2001 to ($137,460) for the six months ended June 30, 2002. For the six months ended June 30, 2002, the Company made payments on shareholder loans and other long-term debt totaling $371,461. This decrease was partially offset by the Company increasing its borrowings on its line of credit by $234,001. For the six months ended June 30, 2001, the Company borrowed $669,394 to fund equipment purchases (primarily trailers). The Company also increased borrowings on the line of credit for the six months ended June 30, 2001 by $524,171 to fund the operations of the Company. These increases were partially offset by payments on shareholder loans and other long-term debt totaling $388,591.



Liquidity and Capital Resources (Continued)

	On August 12, 2002, the Company's lender amended the loan agreement, increasing the line from $7.0 million to $8.5 million. The lender also increased the company's advance rate from 70% of eligible accounts receivable to 75%. We are dependent upon the funds available under our loan agreement for liquidity. The facility generally permits us to borrow up to 75% of our receivables. As a result, so long as we can fund the remaining 25% from funds generated internally from operations or otherwise, this facility provides us sufficient liquidity to meet our needs on an ongoing basis. However, as we grow, we will need to expand the facility in order to fund our growth.

    Although our financial condition continues to improve as the result of profitable operations, we continue to have a negative net worth and substantial indebtedness. As a result, an investment in our stock continues to be risky.


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

    The Company has approximately $152,000 of other accounts receivable due from entities under common control.


    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has a deposit with the Provider.

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $3.4 million.




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

    In May 2002, judgment was rendered on these claims in favor of the plaintiff. Under the terms of the initial court filing, the Company must pay damages of $500,000. As a result, the Company increased its accrual for this litigation to $500,000 by recording a charge of $360,000 relating to this litigation for the six months ended June 30, 2002. The Company intends to appeal this judgment.

    In February 2002, one of the Company's subsidiaries, Carolina National Transportation, was named as a defendant in a suit entitled Hoover Transportation Services, Inc. vs. Tim A. Frye, Sr. filed in the Federal District Court for the Southern District of Ohio, No. C2-02-25. In essences, the suit alleges that the primary defendant, Mr. Frye, violated a non-competition agreement with, and confidentiality obligations to, the plaintiff by providing freight-related services in the metropolitan Charlotte area. Mr. Frye's business contracted with the Company's subsidiary for shipping, and, accordingly, the plaintiff alleges that the Company's subsidiary is liable for damages as well. During July 2002, Mr. Frye was enjoined from further violations of the non-competition agreement. The Company's subsidiary is actively contesting the claims against it. Discovery is ongoing, and no trial date has been set. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in the matter.

Item 6(b).  Reports on Form 8-K

     No Reports on Form 8-K have been filed during the quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

US 1 Industries, Inc.


Michael E. Kibler
President


Harold E. Antonson
Chief Financial Officer

August 16, 2002
			SIXTH AMENDMENT TO LOAN AGREEMENT

	This Sixth Amendment to Loan Agreement ("Amendment"), dated as of August 12, 2002, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation
("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers" or individually as a "Borrower"); US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"); and U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"). Capitalized terms not defined herein have the meanings ascribed to them in the Loan Agreement, as that term is defined herein.

PRELIMINARY STATEMENT:
	All Borrowers have previously entered into a Loan Agreement with Lender dated as of April 18, 2000, and amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (the April 18, 2000 Loan Agreement, as so amended, is the "Existing Loan Agreement," and, as amended by this Sixth Amendment to Loan Agreement, constitutes the "Loan Agreement").

     Lender has agreed to amend the Existing Loan Agreement to do the following:
(i) increase the amount of the Revolving Loan Commitment therein from (ii) $7,000,000 to $8,500,000, (ii) increase the advance rate on Eligible (iii) Accounts Receivable from 70% to 75%, (iii) change the interest rate (iv) applicable to the Revolving Loan Note from grid pricing to the Prime (v) Rate, and (iv) modify certain financial covenants, all as hereinafter (vi) set forth.

     NOW, THEREFORE, it is hereby agreed as follows:

     1. Each of Borrowers and Guarantor represent and warrant that no Event of Default or Incipient Default exists or will occur as a result of the execution of and performance under this Sixth Amendment to Loan Agreement and that each of their representations and warranties set forth in the Loan Instruments is true and correct as of the date hereof, except to the extent that any such representations or warranties speak exclusively to an earlier date.

     2. The parties hereby agree to amend and restate in their entirety the following definitions in Section 1.1 of the Loan Agreement as follows:

          "Loan Instruments:

          (i) 	Loan Agreement;

          (ii) 	Revolving Loan Note;

          (iii)   Equipment Loan Note;

          (iv) 	Guidance Loan Note;
          (v) 	Corporate Guaranty;

          (vi) 	Security Instruments;

          (vii)   Closing Certificate;

          (viii)  Subordination Agreements;

          (ix) 	Personal Guaranties; and

(x) such other instruments and documents as Lender reasonably may
		 	require in connection with the transactions contemplated by
 			this Loan Agreement; as the same may be amended and/or
			restated from time to time, including without limitation as
 			amended by or pursuant to that certain Loan Agreement dated
 			April, 18, 2000, by and between the parties hereto, as amended
 			by that certain Amendment to Loan Agreement dated June 9,
 			2000, that certain Second Amendment to Loan Agreement dated
 			December 7, 2000, that certain Third Amendment to Loan
			Agreement dated March 1, 2001, that certain Fourth Amendment
 			to Loan Agreement dated October 15, 2001, that certain Fifth
 			Amendment to Loan Agreement dated May 1, 2002, and that
			certain Sixth Amendment to Loan Agreement dated August 12,
			2002";

     "Revolving Loan Commitment: $8,500,000"; and

     "Revolving Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of the Closing Date, and as further amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 12, 2002".

3. The parties hereby agree to amend and restate in its entirety Section 2.1.4(e) of the Loan Agreement as follows:

     "availability shall be limited to Lender's advance of funds not exceeding seventy-five percent (75%) of Borrowers' Eligible Accounts Receivable."

4. The parties hereby agree to amend and restate in its entirety Section 2.3.1(a) of the Loan Agreement as follows:

     "The principal balance of the Revolving Loan shall bear interest in an amount equal to the Prime Rate in effect from time to time, provided, however, that during a Default Rate Period, Borrowers' Obligations shall bear interest at the applicable Default Rate."


5. The parties hereby agree to amend and restate in its entirety Section
7.16 of the Loan Agreement as follows:

     "7.16 Maximum Unsubordinated Debt to EBITDA Ratio. Permit the ratio of Unsubordinated Indebtedness to EBITDA to exceed 4 to 1 at any time prior to and including December 31, 2002, or permit such ratio to exceed 3.5 to 1 at any time after December 31, 2002. For the purposes of this Section 7.16, EBITDA shall be determined based on a rolling four (4) quarter average."


6. The parties hereby agree to amend and restate in its entirety Section 7.18 of the Loan Agreement as follows:

     "7.18 Minimum Net Worth. Fail to Maintain Tangible Net Worth plus Permitted Subordinated Indebtedness of at least $2,750,000."

7. The parties hereby agree to amend and restate in its entirety Section

     7.19 of the Loan Agreement as follows: "7.19 Minimum Debt Service Ratio. Fail to maintain a minimum debt service ratio for Guarantor and its subsidiaries (on a consolidated basis) of 1.25:1 based on a rolling four (4) quarter average, to be calculated as follows: 1) the sum of: (i) Net Income before taxes, (ii) depreciation and amortization expense, (iii) interest expense, and
(iv) rent and lease expense, less (v) taxes, distributions, and cash dividends paid, divided by 2) the sum of: (i) current maturity of long term debt, (ii) interest expense, and (iii) rent and lease expense. For the purposes of testing the minimum debt service ratio, "interest expense" in the denominator shall be defined as interest expense of Unsubordinated Indebtedness plus interest paid on Subordinated Indebtedness. For the purposes of testing the minimum debt service ratio, "rent and lease expense" shall mean all amounts payable to any landlords and lessors by any of Borrowers for the use of any real or personal property."

8. Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than
Lender:

i) The Revolving Loan Note, dated as of August 12, 2002, in the form attached hereto as Exhibit "A" (the "Revolving Loan Note");

ii) Amended and Restated Personal Guaranties of Michael Kibler and Harold Antonson, in the forms attached hereto as Exhibit "B-1" and "B-2";

iii) Amended and Restated Corporate Guaranty of Guarantor, in the form attached hereto as Exhibit "C";

iii) Acknowledgments of the holders of Subordinated Indebtedness of, 1) the execution of the Sixth Amendment to Loan Agreement; 2) the continued effectiveness of those certain Subordination Agreements dated April 18, 2000, as amended, by and between Lender and a) Harold Antonson and Michael Kibler, and b) August Investment Partnership (as so amended, the "Subordination Agreements"); and 3) the inclusion of any indebtedness incurred under the Loan Agreement by any borrower, including Harbor, within the term "Senior Debt," as defined in the Subordination Agreements, in the forms attached hereto as Exhibit "D-1" and "D-2";

iv) Certified Resolutions of the Boards of Directors or the Managers, as the case may be, of each Borrower and of the Guarantor authorizing the execution and delivery and performance of this Amendment and other documents referred to herein; and

v) An opinion letter from Borrowers' counsel, Troutman Sanders, L.L.P., in a form reasonably satisfactory to Lender's counsel regarding the Borrowers' and the Guarantor's authorization, execution and delivery of this Amendment and the documents referenced herein, and the incorporation or organization, as the case may be, and good standing, of each Borrower and of the Guarantor.

9. Nothing herein shall be deemed to supercede or otherwise modify the Equipment Loan Note or the Guidance Loan Note, which shall remain fully effective in their existing form, provided that references therein to the "Loan Agreement" and other terms defined in the Loan Agreement shall be deemed to take account of the Loan Agreement, as amended by this Amendment, including without limitation the changes set forth in paragraphs 5, 6, and 7 hereof.

10. The Borrowers and Guarantor hereby acknowledge that they have previously entered into and executed Security Agreements dated as of April 18, 2000 (in the case of Carolina, Keystone, Gulf Line, Five Star, and Guarantor), as of
December 7, 2000 (in the case of Cam), as of October 15, 2001 (in the case of Unity, ERX, Friendly, Transport Leasing, and Transport Logistics), and as of
May 1, 2002 (in the case of Harbor), all of which have been acknowledged and reaffirmed, most recently as of May 1, 2002 (collectively, the "Existing Security Agreements"), with Lender, by which certain assets of the Borrowers and the Guarantor were pledged to secure Borrowers' Obligations (as that term is defined in the Loan Agreement). The Borrowers and the Guarantor do hereby acknowledge that Borrowers' Obligations, as that term is used in the Loan Agreement and the Existing Security Agreements, means Borrowers' Obligations under the Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to the Borrowers (including Borrowers other than the existing Borrowers), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $8,500,000, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 12,
2002; the Equipment Loan Note in the face amount of $1,000,000, dated December 7, 2000, as amended and restated as of March 1, October 15, 2001 and May 1, 2002; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, as amended and restated as of May 1, 2002, all made by Borrowers and payable to Lender, and do hereby reaffirm their obligations thereunder.

11. Lender hereby waives Borrowers' failure, on or about March 31, 2002, to comply with the negative covenant contained in Section 7.16 of the Existing Loan Agreement, regarding the ratio of Unsubordinated Indebtedness to Tangible Net Worth plus Subordinated Indebtedness, without prejudice to Lender's right to require Borrowers' strict compliance with all terms of the Loan Agreement in the future.

12. Borrowers shall pay Lender a fee of $3,750 upon the execution hereof. Borrowers shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including without limitation public record searches ordered by Lender or its counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

13. From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

14. Except as expressly amended hereby, the terms and conditions of the Existing Loan Agreement shall remain in full force and effect.

              [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, the undersigned Borrowers, Lender, and Guarantor have signed this Amendment as of the date first above written.

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

					By: _____________________________

					Name: ___________________________

					Title: ____________________________


					TRANSPORT LOGISTICS, LLC,
					an Arkansas limited liability company

					By: _____________________________

					Name: ___________________________

					Title: ____________________________


					HARBOR BRIDGE INTERMODAL, INC.,
					an Indiana corporation

					By: _____________________________

					Name: ___________________________

					Title: ____________________________

					US 1 INDUSTRIES, INC., an Indiana corporation

					By: _____________________________

					Name: ___________________________

					Title: ____________________________


					U.S. BANK NATIONAL ASSOCIATION,
					a national banking association

					By: _____________________________
					Name: Craig B. Collinson
					Title: Senior Vice President










































                                 EXHIBIT "A"

                               REVOLVING LOAN NOTE

$8,500,000.00 							Dated as of April 18, 2000
Chicago, Illinois 			    Amended and Restated as of June 12, 2000
                             Further Amended and Restated as of December 7, 2000
     				     Further Amended and Restated as of October 15, 2001
                                  Further Amended and Restated as of May 1, 2002
                              Further Amended and Restated as of August 12, 2002

	FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR
BANK N.A. ("Lender"), the principal sum of EIGHT MILLION FIVE HUNDRED THOUSAND AND NO/100ths DOLLARS ($8,500,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 12, 2002 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"), and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

	The Revolving Loan Note amends, restates in its entirety, and supercedes a Revolving Loan Note dated May 1, 2002, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated October 15, 2001, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated December 7, 2000, in the principal face amount of $5,500,000, which amended and restated a Revolving Loan Note dated June 12, 2000, in the principal face amount of $3,500,000, which amended and restated a Revolving Loan Note dated April 18, 2000, in the principal face amount of $2,000,000, made by Maker and payable to Lender.

               [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]
































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

					By: _____________________________

					Name: ___________________________

					Title: ____________________________


					TRANSPORT LOGISTICS, LLC,
					an Arkansas limited liability company

					By: _____________________________

					Name: ___________________________

					Title: ____________________________


					HARBOR BRIDGE INTERMODAL, INC.,
					an Indiana corporation

					By: _____________________________

					Name: ___________________________

					Title: ____________________________
					EXHIBIT "B-1"

										Date: April 18, 2000
						     Amended and Restated as of June 9, 2000
				     Further Amended and Restated as of December 7, 2000
					  Further Amended and Restated as of March 1, 2001
				     Further Amended and Restated as of October 15, 2001
					    Further Amended and Restated as of May 1, 2002
   				      Further Amended and Restated As of August 12, 2002

					LIMITED GUARANTY

	The undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October
15, 2001, May 1, 2002, and August 12, 2002, in the principal amount of $8,500,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002, in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and
August 12, 2002, between Borrowers, Lender, and US 1 Industries, Inc. (the
"Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

	Any notice, demand or request which may be permitted, required or desired to be given in connection therewith shall be given in writing and directed to Lender and Guarantor as follows:

	Lender:	U.S. Bank National Association
			30 N. Michigan Avenue
			Chicago, IL 60602
			Fax:  (312) 696-1397









	With a copy to	Christopher J. Horvay
	its attorneys:	Gould & Ratner
				222 N. LaSalle Street
		            Suite 800
				Chicago, IL 60601
				Fax:  (312) 235-3241

	Guarantor:		Michael Kibler
				1000 Colfax Street
				Gary, Indiana  46406
				Fax:  (219) 977-5227

	With a copy to	W. Brinkley Dickerson, Jr.
	his attorneys:	Troutman Sanders, L.L.P.
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

	This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, in favor of Lender.

Chicago, Illinois
									_________________________
					Michael Kibler





















                                 EXHIBIT "B-2"

Date: April 18, 2000
                                         Amended and Restated as of June 9, 2000
                             Further Amended and Restated as of December 7, 2000
                                Further Amended and Restated as of March 1, 2001
                             Further Amended and Restated as of October 15, 2001
                                  Further Amended and Restated as of May 1, 2002
                              Further Amended and Restated as of August 12, 2002

                              LIMITED GUARANTY

	The undersigned, Harold Antonson ("Antonson") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 12, 2002, in the principal amount of $8,500,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002, in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note are referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and
August 12, 2002, between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").










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

	Any notice, demand or request which may be permitted, required or desired to be given in connection therewith shall be given in writing and directed to Lender and Guarantor as follows:

	Lender:		U.S. Bank National Association
				30 N. Michigan Avenue
				Chicago, IL 60602
				Fax:  (312) 696-1397






With a copy to		Christopher J. Horvay
its attorneys:		Gould & Ratner
				222 N. LaSalle Street
				Suite 800
				Chicago, IL 60601
				Fax:  (312) 235-3241

	Guarantor:		Harold Antonson
				1000 Colfax Street
				Gary, Indiana  46406
				Fax:  (219) 977-5227

	With a copy to	W. Brinkley Dickerson, Jr.
	his attorneys:	Troutman Sanders, L.L.P.
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

This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, in favor of Lender.


Chicago, Illinois
				_________________________
				Harold Antonson




















						EXHIBIT "C"

Date: April 18, 2000
						     Amended and Restated as of June 9, 2000
				     Further Amended and Restated as of December 7, 2000
					  Further Amended and Restated as of March 1, 2001
				     Further Amended and Restated as of October 15, 2001
					    Further Amended and Restated as of May 1, 2002
	  			      Further Amended and Restated as of August 12, 2002

                                   CORPORATE GUARANTY

	To induce U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") and to enter into a certain Sixth Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Sixth Amendment to Loan Agreement, together with the original Loan Agreement dated April 18, 2000, and the amendments thereto dated June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, is the "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally guarantees payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 12, 2002 (the "Revolving Loan Note"); the Equipment Loan Note from Borrowers to Lender dated as of December 7, 2000, as amended and restated as March 1, 2001, October 15, 2001, and May 1, 2002; and the Guidance Line Note, dated as of October 15, 2001 and as amended and restated as of May 1, 2002 (the Revolving Loan Note, the Equipment Loan Note, and the Guidance Note are herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations"). The undersigned further agrees to pay all costs of collection and attorneys' fees paid or incurred by Lender in the collection of the Obligations and the enforcement of this Corporate Guaranty. This Corporate Guaranty shall continue in full force and effect until all of the Obligations, including, but not limited to, all indebtedness evidenced by the Notes, have been fully and irrevocably paid and discharged. This is a guarantee of payment and not of collection and shall be enforceable directly without resorting to any other right, remedy or security.
	If Borrowers do not pay or otherwise fully perform the Obligations in a timely manner as provided in the Notes and Loan Agreement, the undersigned will promptly pay the amount due and payable by Borrowers to Lender upon demand. The undersigned acknowledges that it will benefit from the extension of credit described herein made by Lender to Borrowers and that, in order to induce Lender to accept the Notes and to otherwise extend credit to Borrowers that it has agreed to execute and deliver this Corporate Guaranty on the understanding that doing so is a condition precedent to Lender accepting the Notes and otherwise agreeing to extend credit. The undersigned represents and warrants that it (i) has personal knowledge of and is familiar with Borrowers' business affairs, books and records; and (ii) has the ability to influence Borrowers' decision making process. The undersigned further represents and warrants that Borrowers are in sound financial condition, that all financial statements of Borrowers and the undersigned heretofore provided to Lender are true, correct and complete and that Borrowers are able to and will perform their obligations in accordance with the terms and conditions of the Notes. The undersigned acknowledges that Lender is relying upon the undersigned's representations, warranties and covenants herein in accepting the Notes and agreeing to otherwise extend credit to Borrowers, and undertakes to perform or cause Borrowers to perform the Obligations promptly and in good faith. If Borrowers do not pay any sum when due under the Notes or Loan Agreement, upon the expiration of the applicable cure period, if any, Lender in its sole discretion, may proceed directly against the undersigned under this Corporate Guaranty without first proceeding against any of Borrowers or any of the collateral or exhausting any of its remedies against any of Borrowers. The payment by the undersigned of any amount pursuant to this Corporate Guaranty shall not entitle the undersigned to any right, title or interest, whether by way of subrogation or otherwise, in and to any of the Obligations, including, but not limited to, any indebtedness evidenced by the Notes, or any collateral therefor. The undersigned does hereby release Borrowers from any and all obligations of indemnification, contribution, subrogation and exoneration which may arise or come into existence as a result of the undersigned's assumption or performance of its obligations in this Corporate Guaranty on behalf of Borrowers in favor of Lender or its successors and assigns.

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

	This Corporate Guaranty is secured by a Security Agreement dated April 18, 2000, from Guarantor to Lender and by all collateral described therein.

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

if to Lender:		U.S. Bank National Association
				30 N. Michigan Avenue
				Chicago, Illinois  60602
				Attention:  Craig B. Collinson,
				Senior Vice President
				Fax No.:  (312) 696-1397

With a copy to:		Gould & Ratner
				222 North LaSalle Street
				Suite 800
				Chicago, Illinois 60601
				Attention: Christopher J. Horvay
				Fax No.: (312) 236-3241

and if to the undersigned:	at the address set forth below its name

Except as otherwise specifically required herein, notice of the exercise of any right, option or power granted to Lender by this Corporate Guaranty is not required to be given.

	This Corporate Guaranty amends, restates in its entirety, and supercedes an original Corporate Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, in favor of Lender.

					US 1 INDUSTRIES, INC., an Indiana corporation


					By: _________________________________
					Name: _______________________________
					Title: ________________________________

					Address:	1000 Colfax Street
							Gary, IN 46406
					Fax No.:	(219) 977-5227














					EXHIBIT "D-1"

					ACKNOWLEDGEMENT
				(Subordination Agreement)

The undersigned hereby acknowledge and agree, 1) that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Sixth Amendment to Loan Agreement dated as of August 12, 2002 (the "Amendment") with the Borrowers dentified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgment has been executed and delivered as of August 12, 2002.


								______________________________
								Harold Antonson

								______________________________
								Michael Kibler



























						EXHIBIT "D-2"

						ACKNOWLEDGEMENT
					(Subordination Agreement)

The undersigned hereby acknowledges and agrees, 1) that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Sixth Amendment to Loan Agreement dated as of August 12, 2002 (the "Amendment") with the Borrowers identified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgment has been executed and delivered as of August 12, 2002.


					AUGUST INVESTMENT PARTNERSHIP

					By:	AUGUST INVESTMENT CORPORATION,
						General Partner

						By:	______________________________

						Its:	______________________________