Form 10-Q
period 2002-09-30
US 1 INDUSTRIES INC
filed 2002-11-15
CIK 351498

FORM 10-Q


________________________________________________


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549


                QUARTERLY REPORT
        PURSUANT TO SECTION 13 OR 15(d) OF







       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002.

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


As of November 15, 2002, there were 11,618,224 shares of registrant's common stock were outstanding.

              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
        SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001




Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                  September 30,   December 31,
                                                      2002          2001
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $   322,060
Accounts receivable-trade, less allowance for
    doubtful accounts of $561,000 and $518,000
    respectively                                   16,363,252    11,946,382
Other receivables                                   1,643,425     1,374,835
Deposits                                               45,200        44,200
Prepaid expenses                                      172,395       544,143
Current deferred tax asset					600,000	  600,000
                                                   -----------   ----------
      Total current assets                         18,824,272    14,831,620
FIXED ASSETS:
   Equipment                                        1,720,062     1,542,945
   Less accumulated depreciation and amortization    (460,432)     (250,954)
                                                   -----------   ----------
      Net fixed assets                              1,259,630     1,291,991
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deposits                                  126,461       126,461
Non-current deferred tax asset				600,000  	  600,000
Other Assets                                          270,066       257,325
                                                   -----------  -----------
TOTAL ASSETS                                      $21,134,429   $17,161,397
                                                   ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
       SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                  September 30,   December 31,
                                                      2002           2001
                                                     (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 5,925,027    $ 6,765,999
   Current portion of long-term debt                 431,947        399,190
   Accounts payable                                6,696,304      3,469,666
   Accrued expenses                                  368,848        251,859
   Insurance and claims                              925,652        629,796
   Accrued compensation                              132,100         79,545
   Accrued interest                                1,028,099        974,039
   Fuel and other taxes payable                       67,574         82,228
   Accrued Legal Settlement                          500,000        140,000
                                                 -----------   ------------
      Total current liabilities                   16,075,551     12,792,322
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      3,652,362      4,260,668

Minority Interest                                    121,073              0


REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares issued and outstanding:
    2002 and 2001 - 1,094,224
    Liquidation preference $0.94 per share                 0      1,102,968
SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 11,618,224   42,071,495     40,844,296
    and 10,618,224 outstanding as of
    September 30, 2002 and December 31, 2001,
    respectively.
   Accumulated deficit                           (40,786,052)   (41,838,857)
                                                 -----------     -----------
   Total shareholders' equity (deficiency)         1,285,443     (  994,561)
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIENCY)                                $ 21,134,429   $ 17,161,397
                                                 ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                             Three Month Ended           Nine Months Ended
                              2002             2001         2002        2001

OPERATING REVENUES         $30,404,198     $17,718,992  $80,616,749  $49,628,605
                           -----------      ----------   ----------   ----------

OPERATING EXPENSES:
Purchased transportation    22,869,616      13,815,127   60,888,679   38,728,103
Commissions                  2,887,016       1,607,551    7,590,037    4,659,831
Insurance and claims         1,309,381         521,960    3,128,462    1,377,348
Salaries, wages, and other   1,301,874         506,283    3,545,633    1,576,047
Operation supplies/ other    1,384,261         824,602    3,694,400    2,191,074
                           -----------      ----------   ----------   ----------
Total operating expenses    29,752,148      17,275,523   78,847,211   48,532,403
				   -----------      ----------   ----------   ----------
OPERATING INCOME               652,050         443,469    1,769,538    1,096,202
                           -----------      ----------   ----------   ----------
NON-OPERATION INCOME (EXPENSE)
Legal Settlement                    0               0     (350,964)           0
Interest income                 6,609           1,251       23,135        4,145
Interest (expense)           (155,213)       (162,908)    (431,067)    (535,864)
Other income                   70,516          36,573      174,967      157,117
                           -----------      ----------   ----------   ----------Total non-operating
          (expense)           (78,088)       (125,084)    (583,929)    (374,602)
                           -----------      ----------   ----------   ----------NET INCOME BEFORE
MINORITY INTEREST         $   573,962       $ 318,385   $1,185,609  $   721,600
Minority Interest Expense     (31,393)                     (76,231)           0
                           -----------      ----------   ----------   ----------
NET INCOME                $   542,569      $  318,385   $1,109,378  $   721,600
DIVIDENDS ON PREFERRED SHARES       0         (25,714)     (56,573)     (77,142)
Redemption of redeemable
     preferred stock          609,541               0      609,541            0
                          -----------      ----------   ----------   ----------
NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS      1,152,110         292,671    1,662,346      644,458
                          ===========      ==========   ==========   ==========
Basic and Diluted Net income
Per Common Share          $      0.10       $    0.03   $     0.15  $      0.06
                          ===========      ==========   ==========   ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING BASIC
AND DILUTED                11,433,441      10,618,224   10,892,949   10,618,224
                          ===========      ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES




US 1 Industries
Consolidated Statement of Shareholders' Equity (Deficiency)
(Unaudited)




											 Total
                                                                   Shareholders'
                                  Common      Common  Accumulated  Equity
					    Shares      Stock     Deficit    (Deficiency)
Balance, December 31, 2002     10,618,224  $40,844,296 $(41,838,857)  $(994,561)
Cumulative Dividends on
Preferred Stock         	                              (56,573)    (56,573)
Conversion of redeemable
preferred stock into common
stock                           1,000,000    1,159,541                1,159,541
Minority interest in subsidiary                 67,658                   67,658
Net income for the nine months ended
September 30, 2002                                        1,109,378   1,109,378


Balance, September 30, 2002    11,618,224  $42,071,495 $(40,786,052) $1,285,443
























                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       SEPTEMBER 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001 (UNAUDITED)

                                                         Nine Months Ended
										September 30,
                                                          2002         2001
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             1,109,378    721,600

  cash used in operating activities
  Depreciation and amortization                          209,478    123,930
  Compensation Expense resulting from
   issuance of equity in subsidiary                      112,500          0
  Provision for bad debts                                489,513    269,490
  Minority interest expense                               76,231          0
Changes in operating assets and liabilities:
    Accounts receivable - trade                       (4,906,383)(1,071,612)
    Other receivables                                   (268,590)  (751,402)
    Prepaid expenses                                     371,748     62,543
    Deposits & other assets                              (13,741)    (4,000)
    Accounts payable                                   3,226,638    782,827
    Accrued expenses                                     116,989    (50,554)
    Accrued interest                                      54,060    107,071
    Insurance and claims                                 295,856    (31,897)
    Accrued compensation                                  52,555      2,754
    Fuel and other taxes payable                         (14,654)   (76,772)
    Accrued Legal Settlement                             360,000          0
                                                       ---------   --------
  Net Cash provided by operating activities            1,271,578     83,978
                                                       ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (177,117)(1,112,751)
                                                        --------   --------
  Net cash used in investing activities                 (177,117)(1,112,751)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under line of credit      (840,972)   896,038
  Proceeds from equipment loans                                0    669,393
  Principal payments on long term debt                  (363,076)  (250,091)
  Repayments of shareholder loans                       (212,473)  (286,567)
                                                       ---------   --------
  Net cash(used in)provided by financing activities   (1,416,521) 1,028,773
                                                       ---------   --------
NET DECREASE IN CASH                                    (322,060)         0
CASH, BEGINNING OF PERIOD                                322,060          0
                                                        ---------  --------
CASH, END OF PERIOD                                            0          0
                                                        =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2002, and the consolidated statements of income and cash flows for the three month and nine month periods ended September 30, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, and the notes thereto included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the FASB issued SFAS No. 145, 'Rescission of
FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. 'This Statement rescinds SFAS No. 4, 'Reporting Gains and Losses from Extinguishment of Debt' and an amendment of that Statement, SFAS No. 64, 'Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.'
This Statement also rescinds SFAS No. 44, 'Accounting for Intangible Assets of Motor Carriers.' This Statement amends SFAS No. 13, 'Accounting for Leases,' to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company believes that the adoption of this standard will have no impact on its financial statements.

    In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities' ('SFAS 146'). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring).' This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

3. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2001 financial statement to conform with the 2002 presentation.

4. EARNINGS PER COMMON SHARE

    The Company calculates earnings per share ('EPS') in accordance with Statement of Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding common stock equivalents in these periods.

                                  Three Months Ended         Nine Months Ended
Numerator                         2002          2001         2002        2001
 Net income                    $ 542,569     $ 318,385   $1,109,378   $ 721,600
 Dividends on preferred shares         0       (25,714)     (56,573)    (77,142)
 Redemption of redeemable
 preferred stock                 609,541             0      609,541            0
                               ---------    ----------   ----------    ---------
Net income available to common
 shareholders for basic and
 diluted EPS                   1,152,110       292,671    1,662,346     644,458
Denominator
 Weighted average common      11,433,441    10,618,224   10,892,949   10,618,224
 Shares outstanding for basic
 and diluted EPS

5. REVOLVING LINE OF CREDIT

    The Company has an $8.5 million line of credit that matures on October 1, 2003. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. At September 30, 2002, the interest rate on this line of credit was 4.75%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2002, the outstanding borrowings on this line of credit were $5.9 million.

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

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

6. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of Carolina National Transportation, Inc. ('Carolina'), a wholly owned subsidiary of the Company, in which these employees will earn up to 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees will receive 15% ownership in Carolina at December 31, 2002, an additional 15% at December 2003, and a 10% ownership interest at December 31, 2004. As a result of this agreement, the company incurred compensation expense of $37,500 and $112,500 for the three months and nine months ended September 30, 2002, respectively. The Company also recognized minority interest expense of $31,393 and $76,231 relating to the employees' portion of Carolina's net income for the three months and nine months ended September 30, 2002, respectively.

7. LEGAL SETTLEMENT

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

    In May 2002, judgment was rendered on these claims in favor of the plaintiff. Under the terms of the initial court filing, the Company must pay damages of $500,000. As a result, the Company increased its accrual for this litigation to $500,000 by recording a charge of $360,000 relating to this litigation for the nine months ended September 30, 2002. The Company is currently considering appealing this judgment.

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

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)



    In October 2002, one of the Company's subsidiaries ('Keystone') was named as a third party in a lawsuit in which an independent owner operator, leased to the carrier, fell and injured himself on the property of Cooper Tire. As a result, the independent owner operator filed suit against Cooper Tire. Cooper Tire prevailed in their defense of this lawsuit and incurred $200,000 for their defense. Cooper Tire is currently suing Keystone claiming that Keystone, pursuant to a transportation rate agreement, is liable to reimburse Cooper Tire for the defense costs. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

8. REDEMPTION OF REDEEMABLE PREFERRED STOCK

    On February 19, 2002, the company's board of directors approved the redemption of all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock. The conversion was finalized on July 18, 2002.
    The carrying value of the preferred stock exceeded the fair value of the common stock issued. As a result, the difference between the fair value of the common stock issued and the carrying value of the preferred shares redeemed totaling $609,541 is reflected as an addition to net income available to common shareholders for the three month and nine month periods ended September 30, 2002. The Company recorded this addition to net income available to common shareholders by offsetting charges and credits to common stock without any effect in total shareholders' equity.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three and nine months ended September 30, 2002 and 2001 and in the Company's Form 10-K for its fiscal year ended December 31, 2001, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Nine months ended September 30, 2002 Compared to the nine months ended September 30, 2001

    The Company's operating revenues increased to $80.6 million for the nine months ended September 30, 2002 from $49.6 million for the same period in 2001. This is an increase of 62.4%. This increase is primarily attributable to the new operations of Keystone Intermodal at Keystone Lines, Transport Leasing, Inc. and Harbor Bridge Transportation.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation plus commission expense increases or decreases in proportion to the revenue generated through independent contractors. For the nine months ending September 30, 2002 purchased transportation was 75.5% of revenue in comparison to 78.0% for the nine months ended September 30, 2001. The decrease in purchased transportation of 2.5% relative to revenue is attributable to new terminals, which have negotiated lower purchased transportation percentages to be paid out to the owner operators. In addition, insurance surcharges have been billed at several operations. 100% of this revenue is retained by the Company to help offset increased insurance costs. Since no purchased transportation is paid on the surcharge revenue, purchased transportation, as a percentage of revenue will decline.


    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions remained relatively consistent at 9.4% of revenue for both the nine months ended September 30, 2002 and 2001. Overall, purchased transportation and commissions in total decreased as a percentage of revenue due to an increase of divisions that utilize employees rather than agents, as these divisions tend to pay lower purchased transportation and commissions.

    A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease, on a consolidated basis with the company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. Insurance and claims increased to 3.9% of revenue for the nine months ended September 30, 2002 verses 2.8% of revenue for the nine months ended September 30, 2001. The increase can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

     Salaries, wages, and fringe benefits were 4.4% of revenue for the nine months ended September 30, 2002 compared to 3.2% of revenue for the nine months ended September 30, 2001. This increase of 1.2% can primarily be attributed to three newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions. Other operating expenses as a percentage of revenue increased by .2% of revenue. For the nine months ended September 30, 2002 operating expenses were 4.6% of revenue in comparison to 4.4% at September 30, 2001. The increase can be attributed to higher operating expenses in connection with new offices that opened in late 2001 and early 2002.

The following table set forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2002 and September 30, 2001:

                                                       2002     2001
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           75.5     78.0
    Commissions                                         9.4      9.4
    Insurance and claims                                3.9      2.8
    Salaries, wages and fringe benefits                 4.4      3.2
    Other operating expenses                            4.6      4.4
                                                     -------   ------
     Total operating expenses                          97.8     97.8
                                                      ------   ------
Operating income                                        2.2      2.2

    Based on the changes in revenue and expenses discussed above, operating income increased by $673,336. Operating income for the nine months ended September 30, 2002 was $1,769,538 compared to $1,096,202 for the nine months ended September 30, 2001.

    Interest expense decreased by $104,797 in 2002. Interest expense for the nine months ended September 30, 2002 was $431,067 compared to interest expense of $535,864 for the nine months ended September 30, 2001. This decrease in interest expense is attributable to a continued decrease in the prime rate. The rate on the Company's loan with Firstar is currently based on certain financial covenants and may range from prime to prime plus .5%. At September 30, 2002 the Company's interest rate on the loan with Firstar was 4.75%.

    Non-operating (income) expense, exclusive of interest expense, was an expense of $152,862 for the nine months ended September 30, 2002 versus income of ($161,262) for the nine months ended September 30, 2001. This is an increase in expense of $314,124 and is primarily attributable to a $360,000 expense incurred for the nine months ended September 30, 2002, relating to a court ruling on litigation against the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

    Minority interest expense of $76,231 for the nine months ended September 30, 2002 is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a 3 year period (see note 5 to condensed financial statements).

    As a result of the factors discussed above, net income for the nine months ended September 30, 2002 was $1,109,381 compared with $721,600 for the same period in 2001.

    On February 19, 2002, the company's board of directors approved the redemption of all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock. The conversion was finalized on July 18, 2002. The carrying value of the preferred stock exceeded the fair value of the common stock issued. As a result, the difference between the fair value of the common stock issued and the carrying value of the preferred shares redeemed totaling $609,541 is reflected as an addition to net income available to common shareholders for the nine month period ended September 30, 2002. The Company recorded this addition to net income available to common shareholders by offsetting charges and credits to common stock without any effect in total shareholders' equity.


Three months ended September 30, 2002 Compared to the three months ended September 30, 2001

    The Company's operating revenues increased by $12.7 million to $30.4 million for the three months ended September 30, 2002 from $17.7 million for the same period in 2001. This is an increase of 71.6%. This increase is primarily attributable to new operations such as Keystone Intermodal at Keystone Lines, Transport Leasing, Inc. and Harbor Bridge Transportation.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation plus commission expense increases or decreases in proportion to the revenue generated through independent contractors. For the three months ended September 30, 2002, purchased transportation was 75.1% of revenue in comparison to 78.0% for the three months ended September 30, 2001. The decrease in purchased transportation relative to revenue is attributable to opening certain new offices that pay a lower percentage of revenue as purchased transportation. Under certain agreements with agents, when the independent owner operator is paid a lower amount, the agent commission is higher. As a result, the decrease in purchased transportation as a percent of revenues is somewhat offset by an increase in commission expense. In addition, insurance surcharges have been implemented at several operations on which 100% of this revenue is retained by the Company to help offset increased insurance costs. Since no purchased transportation is paid on the surcharge revenue, purchased transportation, as a percentage of revenue will decline.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

Three months ended September 30, 2002 Compared to the three months ended September 30, 2001 (Continued)

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. For the three months ended September 30, 2002, commission was 9.5% of revenue in comparison to 9.0% for the three months ended September 30, 2001. This increase of .5% is offset by the decrease in purchased transportation as discussed above. Overall, purchased transportation and commissions in total decreased to 84.7% of revenue for the three months ended September 30, 2002 from 87% of revenue for the three months ended September 30, 2001. This decrease was due to an increase of divisions that utilize employees rather than agents, resulting in an overall decrease in purchased transportation and commissions in total as a percent of revenues, as these divisions tend to pay lower purchased transportation and commissions.

    A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. Insurance and claims increased to 4.3% of revenue for the three months ended September 30, 2002 from 3.0% of revenue for the three months ended September 30, 2001. The increase can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience.

  Salaries, wages, and fringe benefits were 4.3% of revenue for the three months ended September 30, 2002 compared to 2.9% of revenue for the three months ended September 30, 2001. This is an increase of 1.4% as a percentage of revenue and can be attributed to three newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions. Operating expenses have increased $559,659 from $824,602 the three months ended September 30, 2001 to $1,384,261 for the three months ended September 30, 2002. Expenses related to the growth of the Company's business (operating supplies, licenses and taxes, safety/testing expense, depreciation, communications, utilities, and rents) have increased by $483,284 for the three months ended September 30, 2002 in comparison to the same period of time for 2001. Bad debt expense increased by $76,376 from $106,988 for the three months ended September 30, 2001 to $183,364 for the three months ended September 30, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

    The following table sets forth the percentage relationships of expense items to revenue for the three months ended September 30, 2002 and September 30, 2001:

                                                      2002      2001
                                                    ------    ------
Revenue                                               100.0%   100.0%

Operating expenses:
    Purchased transportation                           75.2     78.0
    Commissions                                         9.5      9.0
    Insurance and claims                                4.3      3.0
    Salaries, wages and fringe benefits                 4.3      2.9
    Other operating expenses                            4.6      4.6
                                                     -------   ------
     Total operating expenses                          97.9     97.5
                                                      ------   ------
Operating income                                        2.1      2.5

Three months ended September 30, 2002 Compared to the three months ended September 30, 2001 (Continued)


    Based on the changes in revenue and expenses discussed above, operating income increased by $208,581. For the three months ended September 30, 2002, operating income was $652,050 compared to $443,469 for the three months ended September 30, 2001.

    Interest expense decreased slightly for the three months ended September 30, 2002 compared to the same period in 2001. Interest expense for the three months ended September 30, 2002 was $155,213 compared to $162,908 for the three months ended September 30, 2001. This is a decrease of $7,695 and is attributable to a continued decrease in the prime rate. The impact of lower interest rates is partially offset by the Company maintaining a higher average balance on the line of credit to fund continued growth. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime plus .5%.

     Non-operating income, exclusive of interest expense, increased by $39,301. For the three months ended September 30, 2002 non-operating income exclusive of interest was $77,125. For the three months ended September 30, 2001, non-operating income exclusive of interest expense was $37,824.

    Minority interest expense of $31,393 for the three months ended September 30, 2002 is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a 3 year period (see note 5 to condensed financial statements).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

    As a result of the factors discussed above, net income for the three months ended September 30, 2002 was $542,569 compared with $318,385 for the same period in 2001.

    On February 19, 2002, the company's board of directors approved the redemption of all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock. The conversion was finalized on July 18, 2002. The carrying value of the preferred stock exceeded the fair value of the common stock issued. As a result, the difference between the fair value of the common stock issued and the carrying value of the preferred shares redeemed totaling $609,541 is reflected as an addition to net income available to common shareholders for the three month period ended September 30, 2002. The Company recorded this addition to net income available to common shareholders by offsetting charges and credits to common stock without any effect in total shareholders' equity.

Liquidity and Capital Resources

    Net cash provided by operating activities increased $1,187,600 from $83,978 for the nine months ended September 30, 2001 to $1,271,578 for the nine months ended September 30, 2002. The cash provided by operating activities increased mainly due to an increase in accounts payable, a decrease in other receivables, and an increase in accrued expenses. These increases in cash provided by operating activities were partially offset by an increase in accounts receivable. The increase in accounts receivable and the corresponding increase in accounts payable and accrued expenses are due to the opening of additional terminals in the first half of 2002.

    Net cash used in investing activities decreased $935,634 from $1,112,751 for the nine months ended September 30, 2001 to $177,117 for the nine months ended September 30, 2002. Net cash used in investing activities during the first nine months of 2001 related to the investment in additional equipment for new operations.

    Net cash provided by (used in) financing activities decreased $2,445,294 from $1,028,773 for the nine months ended September 30, 2001 to ($1,416,521) for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the Company made payments on shareholder loans and other long-term debt totaling $575,549, and the Company decreased its borrowings on its line of credit by $840,972. For the nine months ended September 30, 2001, the Company borrowed $669,394 to fund equipment purchases (primarily trailers)and the Company also increased borrowings on the line of credit by $896,038 to fund the operations of the Company. These increases were partially offset by payments on shareholder loans and other long-term debt totaling $536,658.

   On August 12, 2002, the Company's lender amended the loan agreement, increasing the line from $7.0 million to $8.5 million. The lender also increased the company's advance rate from 70% of eligible accounts receivable to 75%. Based on the Company's eligible accounts receivable at September 30, 2002, unused availability under the line of credit at September 30, 2002 was $2,575,000. This line of credit requires the Company to maintain certain financial covenants including minimum net worth requirements, total debt service requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. We are dependent upon the funds available under our loan agreement for liquidity. The facility generally permits us to borrow up to 75% of our receivables. As a result, as long as we can fund the remaining 25% from funds generated internally from operations or otherwise, this facility provides us sufficient liquidity to meet our needs on an ongoing basis. However, as we grow, we will need to expand the facility in order to fund our growth.


Critical Accounting Policies and Estimates

	Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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


	Deferred income taxes are recognized for the tax consequences of 'temporary differences' by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2002, the Company's deferred tax asset consists principally of net operating loss carry forwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

    The Company has approximately $69,000 of other accounts receivable due from entities under common control.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has a deposit with the Provider.

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $3.4 million.
In addition, the Company has approximately $1 million of accrued interest due under these notes payable.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at September 30, 2002 includes $596,000 due from or guaranteed by these companies.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

	In October 2002, one of the Company's subsidiaries ('Keystone') was named as a third party in a lawsuit in which an independent owner operator, leased to the carrier, fell and injured himself on the property of Cooper Tire. As a result, the independent owner operator filed suit against Cooper Tire. Cooper Tire prevailed in their defense of this lawsuit and incurred $200,000 for their defense. Cooper Tire is currently suing Keystone claiming that Keystone, pursuant to a transportation rate agreement, is liable to reimburse Cooper Tire for the defense costs. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.


Item 2.     Changes in Securities and Use Of Proceeds

    During the Quarter ended September 30, 2002, the Company converted all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends, into 1,000,000 shares of the Company's common stock.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing of this report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
(b) Changes in controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6(b).  Reports on Form 8-K

     No Reports on Form 8-K have been filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

US 1 Industries, Inc.


Michael E. Kibler
President




Harold E. Antonson
Chief Financial Officer

November 15, 2002

Certification Pursuant to SS302 of the Sarbanes-Oxley Act of 2002


	I, Michael Kibler, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of US 1 Industries,
Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and
c) 	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/15/2002					/s/Michael Kibler
                                          Michael Kibler
							Chief Executive Officer

Certification Pursuant to SS302 of the Sarbanes-Oxley Act of 2002

	I, Harold Antonson, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of US 1 Industries,
Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and
c) 	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/15/2002					/s/ Harold Antonson
							Harold Antonson
							Chief Financial Officer