Form 10-K
period 2002-12-31
US 1 INDUSTRIES INC
filed 2003-04-08
CIK 351498

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the fiscal year ended December 31, 2002.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 13, 2003, there were 11,618,224 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,130,000. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ___ No _X_

On June 30, 2002, there were 10,618,224 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,628,000. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

                                   PART I
Item 1.  Business.

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

    US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's principal subsidiaries consist of Blue and Grey Transport, Inc., Blue and Grey Brokerage, Inc., Carolina National Logistics, Inc., Carolina National Transportation, Inc., Friendly Transport, Inc., Five Star Transport, Inc., Accu Scan Drug Testing, Inc., Keystone Logistics, Inc., Unity Logistics Inc., Gulf Line Brokerage, Inc., Gulf Line Transportation, Inc., Keystone Lines, Inc., Cam Transport, Inc., ERX, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Keystone Intermodal Services, Inc., and
TC Services, Inc.    Most of these subsidiaries operate under authority
granted by the United States Department of Transportation (the "DOT") and various state agencies. The Company's operating subsidiaries generally maintain separate offices, have their own management teams and offices and directors, and are ran independently of the parent and each other.

    Carolina Group ('Carolina') consists of Carolina National Transportation, Inc., Gulf Line Transportation, Inc., Five Star Transport, Inc., and Friendly Transport, Inc., all wholly owned subsidiaries of the Company. The Company entered into an agreement with certain key employees in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received a 15% ownership in Carolina at December 31, 2002. The employees will receive an additional 15% at December 31, 2003, and a 10% ownership interest at December 31, 2004. As a result of this agreement, the company incurred compensation expense of $150,000 for the year ended December 31, 2002. The Company also recognized minority interest expense of $117,552 relating to the employees' portion of Carolina's net income for the year ended December 31, 2002.
Net income for Carolina was $783,677, $486,000, and $563,814 for the years ended 2002, 2001, and 2000, respectively.

Operations

    The Company carries virtually all forms of freight transported by truck, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

    The Company is primarily a non-asset based business, contracting with independent truckers who generally own the truck they drive and independent sales agents. The Company pays the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors. Certain operations of the Company also subcontract ("broker") freight loads to other unaffiliated
transportation companies.    Consequently, short-term fluctuations in
operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1's revenues are affected by competition and the state of the economy.

    During 2001, the Company also began Keystone Intermodal, a division of Keystone Lines, which utilized employees rather than independent sales agents.

    During 2002, the Company's principal focus was to increase the revenue and profitability of the Company.

Marketing and Customers

    The Company conducts the majority of its business through a network of independent sales agents who are in regular contact with shippers at the local level. The sales agents have facilities and personnel to monitor and coordinate shipments and respond to shippers' needs in a timely manner.

    These agents are typically paid a commission of 6% to 10% of the Company's revenues from its trucking operations.

    During 2002, the Company utilized the services of approximately 51 sales agents. One agent accounted for 6%, 8%, and 13% of the Company's revenue for the years ended December 31, 2002, 2001, and 2000 respectively. The Company shipped freight for approximately 1,000 customers in 2002, none of which accounted for more than 10% of the Company's total revenues.

Independent Contractors

    The independent contractors used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear many of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits for which they are paid 65% to 78% of the charges billed to the customer. The Company requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT. The Company is also required to have random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

    At December 31, 2002, the Company had approximately one hundred full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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

    Competition is based on several factors; principally cost, timely availability of equipment, and quality of service.

Insurance

    The Company insures the trucks with liability insurance coverage of up to $1 million per occurrence with a $5,000 deductible. The Company has cargo insurance coverage of up to $1,000,000 per occurrence with a $10,000 deductible. The Company also maintains a commercial general liability policy with a limit of $1,000,000 per occurrence and no deductible. The current insurance market is volatile with significant rate increases expected that could adversely affect the cost and the available coverage.

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

   The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition (except as noted in the Environmental Regulation section below) that would cause compliance with applicable environmental regulations to have a material effect on the Company's earnings or competitive position.

Environmental Regulation

    The Company owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the State environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance in the Company's consolidated financial statements at December 31, 2002 and 2001.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

    The statements contained in Item 1 (Description of Business) and Item 7 (Management Discussion and Analysis of Financial Condition and Results of Operation), particularly the statements under "Future Prospects", contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in 2003 and beyond to differ materially from those suggested by any forward-looking statements. These risks and uncertainties include, without limitation, a lack of historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.

Item 2.  Properties

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 9,000 square feet on a month to month basis for $3,000 per month. Keystone Intermodal Services, Inc. leases office space in Fort Smith, AK of approximately 1,500 square feet on a month to month basis for $4,567. Both Companies lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.

    In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

                                              Approximate   Monthly    Lease
Subsidiary                     City,State     Square Feet    Rent    Expiration
Carolina National
Transportation,Inc.         Mt. Pleasant, SC    6,280    $ 8,699   Apr 30, 2004
Keystone Logistics, Inc.    South bend, IN      2,046      1,523 month to month
CAM Transport, Inc.         Gulfport, MS        3,000      2,250   Nov  1, 2003
Accuscan Drug Testing, Inc. Fort Worth, TX        700        700   Feb 29, 2004
Keystone Intermodal

Services, Inc.              Atlanta, GA        57,420      1,914   Sep  1, 2005
Keystone Intermodal
Services, Inc.              Port Allen, LA     60,800      3,700 month to month
Keystone Intermodal
Services, Inc.              Irving, TX         8.0 acres   7,500   Jun 30, 2003
Keystone Intermodal
Services, Inc.              Houston, TX        33,000      2,000   Dec 31, 2003
Keystone Lines, Inc.        Laredo, TX          1,200      3,500 month to month
Transport Leasing, Inc.     Sebastian County,AK 2,500      1,000   Mar  7, 2003
Transport Leasing, Inc.     Calhoun, GA         8.4 acres  7,500   Jul 15, 2003
Keystone Intermodal
Services, Inc.              Kansas City, MO       432      1,300   Jul  1, 2003
Keystone Intermodal
Services, Inc.              Charlotte, NC         500      2,500   May 31, 2005
Keystone Intermodal
Services, Inc.              Irving, TX          1,440        870   Nov 25, 2003

    Management believes that the company's leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.











      Item 3.  Legal Proceedings

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

     In May 2002, judgment was rendered on these claims in favor of the plaintiff in the amount of $720,000. As a result, the Company increased its accrual for this litigation to $700,000 by recording a charge of $560,000 relating to this litigation for the year ended December 31, 2002. The Company is currently appealing this judgment.

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

    In September 2002, CGU International Insurance, PLC filed a complaint in the United States District Court for the Northern District of California against Keystone Lines Inc., a subsidiary of the Company, which asserted allegations for breach of contract regarding alleged damage to cargo which occurred during interstate transportation. On November 18, 2002, Keystone Lines Inc. filed an answer to the complaint generally denying liability for the $392,000 loss asserted by the complaint. Keystone filed a cross-complaint against other parties, which it believed are liable for any losses established by the plaintiff. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.

    In October 2002, one of the Company's subsidiaries ("Keystone") was named as a third party in a lawsuit in which an independent owner operator, leased to the carrier, fell and injured himself on the property of Cooper Tire. As a result, the independent owner operator filed suit against Cooper Tire. Cooper Tire prevailed in their defense of this lawsuit and incurred $200,000 for their defense. Cooper Tire is currently suing Keystone claiming that Keystone, pursuant to a transportation rate agreement, is liable to reimburse Cooper Tire for the defense costs. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

    At the Company's annual meeting of stockholders held on October 30, 2002, the following individuals were elected as directors and received the notes indicated:

                                 For              Vote Withheld
                          _________________       _______________

Harold E. Antonson         10,026,217 votes        100,310 votes

Brad A. James              10,077,894 votes         98,733 votes

Michael E. Kibler          10,076,317 votes        150,410 votes

Robert I. Scissors         10,075,717 votes        100,910 votes

William J. Sullivan        10,075,317 votes        101,310 votes

Lex L. Venditti            10,018,794 votes        157,833 votes

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

<CAPTION
     Calendar Year                            High                        Low
      2002
      First Quarter                           .8000                      .4200
      Second Quarter                          .6000                      .3500
      Third Quarter                           .6600                      .2200
      Fourth Quarter                          .6800                      .4000

      2001
      First Quarter                           .2500                      .0900
      Second Quarter                          .3300                      .1300
      Third Quarter                           .3330                      .1300
      Fourth Quarter                         1.0500                      .1900

    As of February 13, 2002, there were 3,197 holders of record of Common
Stock.

    The Company has not paid any cash dividends on its Common Stock. Management does not anticipate paying any dividends on the Common Stock in the foreseeable future, and the Company's current credit agreement prohibits the payment of dividends.

Item 6. Selected Financial Data

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements is included herein under Item
8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Selected Financial Data Continued

                                   (in thousands, except per share data)

                                            Fiscal Year Ended December 31,
                              2002       2001       2000       1999      1998
STATEMENT OF OPERATIONS DATA:
Operating revenues         $110,387    $72,110    $48,284    $32,334    $30,177
Purchased transportation     83,188     55,609     37,627     24,846     23,417
Commissions                  10,361      6,597      4,344      3,052      3,178
Other operating costs and
expenses                     14,436      8,122      4,988      3,481      3,408

Operating income              2,402      1,782      1,325        954        174


Interest expense                550        712        623        661        744


Income before income taxes    1,684      1,168        802        412        173

Income tax benefit                0        400        800          0          0

Net income                    1,684      1,568      1,602        412        173

Net Income available to common
shares                        2,237      1,465      1,509        330        101

Income (loss) per common share
  Net Income
        Basic                 $0.20      $0.14      $0.14      $0.03      $0.01
        Diluted               $0.20      $0.14      $0.14      $0.03      $0.01

  Weighted average shares
    outstanding:
        Basic            11,075,758 10,618,224 10,618,224 10,618,224 10,618,224
        Diluted          11,075,758 10,618,224 10,618,224 10,618,224 10,618,224

BALANCE SHEET DATA:
  Total assets               21,444     17,161     11,891      5,352      4,499
  Long-term debt, including
   current portion            4,311      4,660      4,259      2,547      2,967

  Working capital             2,966      2,039      1,720       (712)     (861)
  Shareholders'equity
 (deficiency)                 1,857       (995)    (2,459)    (3,968)   (4,298)

OTHER DATA:
  Cash provided by(used in)
   operating activities         831      (1,364)   (2,656)      (370)       490
  Cash (used in) provided by
   investing activities        (157)     (1,210)      (84)        74         58
  Cash (used in)provided by
   financing activities        (996)      2,895     2,740        296      (848)

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

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, during 2002 and 2001, the Company has added certain operations, which utilize employees rather than independent agents.

    The following table set forth the percentage relationships of expense items to revenue for the periods indicated:
                                                       Fiscal Years
                                                --------------------------
                                                  2002      2001     2000
                                                 ------    ------   ------
Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       75.4     77.1     77.9
    Commissions                                     9.4      9.1      9.0
    Insurance and claims                            3.9      3.3      3.2
    Salaries, wages and fringe benefits             4.6      3.5      3.6
    Other operating expenses                        4.5      4.5      3.6
                                                 -------   ------   ------
     Total operating expenses                      97.8     97.5     97.3
                                                 -------   ------   ------
     Operating Income                               2.2      2.5      2.7

General

    Carolina Group ('Carolina') consists of Carolina National Transportation, Inc., Gulf Line Transport, Inc., Five Star Transport, Inc., and Friendly Transport, Inc., all wholly owned subsidiaries of the Company. The Company entered into an agreement with certain key employees in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002. These employees will receive an additional 15% at December 31, 2003, and a 10% ownership interest at December 31, 2004. As a result of this agreement, the company incurred compensation expense of $150,000 for the year ended December 31, 2002. The Company also recognized minority interest expense of $117,552 relating to the employees' portion of Carolina's net income for the year ended December 31, 2002, respectively. Net income for Carolina was $783,677, $486,000, and $563,814 for the years ended 2002, 2001, and 2000, respectively.

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

     We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.

	Revenue for freight is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance expense are accrued when the related revenue is recognized.

	We are involved in various litigation in the normal course of business. Management evaluates the likelihood of a potential loss from various litigation on a quarterly basis. When it is probable that a loss will occur from litigation and the amount of the loss can be reasonably estimated, the loss is recognized in the Company's financial statements. If a potential loss is not both reasonably possible and cannot be reasonably estimated, but there is at least a reasonable possibility that a loss may be incurred, the litigation is not recorded in the Company's financial statements but this litigation is disclosed in the footnotes of the financial statements.

	The Company carries insurance for public liability and property damage, and cargo loss and damage through various programs. A significant portion of the Company's liability insurance is obtained from American Inter-Fidelity Exchange, a related party. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

	Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2002, the Company's deferred tax asset consists principally of net operating loss carryforwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized. The Company has based its estimate of the future utilization of the net operating loss upon its estimate of future taxable income. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required.

2002 Compared to 2001

    Revenue for the 2002 fiscal year was $110.4 million, an increase of $38.3 million, or 53.1%, over revenue for the 2001 fiscal year. The increase was attributable to continued growth at Carolina National Transportation, Keystone Lines, and Transport Leasing, Inc. and the opening of a new operation, Harbor Bridge. The growth at Carolina National Transportation, Keystone Lines, and Transport Leasing is primarily attributable to the addition of independent agents and drivers.

    Purchased transportation was 75.4% of revenue in 2002 compared with 77.1% in 2001. Purchased transportation has decreased 1.7% as a percentage of revenue for the year ended December 31, 2002, compared to the year ended December 31,2001. Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. The 1.7% decrease in purchased transportation as a percentage of revenue in 2002 compared with 2001 is attributable to the following: (1) Insurance surcharges have been billed at several operations. 100% of this revenue is retained by the Company to help offset increased insurance costs. Since there is no purchased transportation paid on the surcharge revenue, purchased transportation, as a percentage of revenue, will decline. (2) At certain new terminals and existing terminals where the insurance surcharge is not billed, the Company has been able to negotiate lower purchased transportation to assist in offsetting increasing insurance costs. (3) A new intermodel division at Keystone, which began operations in November 2001, operated for a full year. This intermodel division pays drivers based on mileage rather than a fixed percentage of revenue and as a result typically has a lower purchased transportation cost. (4) Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amount of purchased transportation paid verses commissions paid may vary slightly based on agent negotiations with independent owner operators.

    As discussed above, the mix between the amount paid for purchased transportation versus commissions may vary slightly from year to year. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues. Commissions to agents were 9.4% of revenue in 2002 compared with 9.1% in 2001. The increase in commissions is offset partially by the decrease in purchased transportation. Overall, purchased transportation and commissions in total decreased as a percentage of revenue due to an increase of divisions that utilize employees rather than agents. These divisions tend to pay lower purchased transportation and commission. Also contributing to the overall decrease in purchased transportation and commissions as a percentage of revenue are the reasons provided above for the decrease in purchased transportation as a percentage of revenues.

    Insurance and claims increased in 2002 to 3.9% of revenue compared to 3.3% of revenue for 2001. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.7% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy (see Item3--Legal Proceedings-for discussion of currently pending litigation that has had or could have a material impact on the Company).

    Salaries, wages and fringe benefits were 4.6% of revenue in 2002 and 3.5% in 2001. This increase of 1.1% can primarily be attributed to the newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions.

    Other operating expenses remained consistent at 4.5% of revenue in both 2002 and 2001. While not all operating expenses are directly variable with revenues, several components of operating expenses such as bad debt expense are directly impacted by the increased revenue. In addition, the Company hasexpanded by adding new terminals and operations resulting in the addition of new locations resulting in an increase in operating expenses such as rent. Operating expenses increased $1.7 million from $3.3 million in 2001 to $5.0 million in 2002. The increase is primarily attributable to (1) a $1.0 million increase (excluding rent) due to first full year of operation for two operations which began in the fourth quarter of 2002, (2) $0.3 million increase in rent expense due to the addition of new locations, (3)$0.1 million increase in bad debt expense, and (4) overall increase in operating expenses at other locations as volume continued to grow during 2002.

    Based on the changes in revenue and expenses discussed above, operating income increased by $619,785 from $1,782,040 in 2001 to $2,401,825 in 2002.

    During fiscal 2002, the company incurred a charge of $550,857 relating to a court ruling on litigation against the Company. See Item 3 - Legal Proceedings for further discussion of this matter.

    Interest expense decreased to $0.55 million in 2002 from $0.71 million in 2001. This decrease in interest expense is attributable to a continued decrease in the prime rate, as well as the decrease in the Company's line of credit balance. The rate on the Company's revolving line of credit is currently based on certain financial covenants and may range from prime to prime plus .5%. At December 31, 2002 the Company's interest rate on the loan with its lender was at prime (4.25%).

    Other income increased $.38 million in 2002 from 2001. The majority of this increase was due to a non-recurring management fee in the amount of $0.2 million due to the Company from Eastern Refridgerated Express, an entity partially owned by the Chief Executive Officer and Chief Financial Officer of the Company. This fee was earned as a result of management and administrative services which the Company provided to Eastern during fiscal 2002.

    The Company also recognized minority interest expense of $117,552 relating to the employees' portion of Carolina's net income for the year ended December 31, 2002. As previously discussed, the Company has entered into an agreement in which certain key employees of Carolina will receive up to 40% ownership interest in Carolina over a three year period. At December 31, 2002, these employees had received 15% ownership interest and the minority interest expense represents 15% of the net income of Carolina.

    As a result of the factors outlined above, income before income tax benefit was $1,684,219 in 2002 compared to $1,167,517 in 2001.

    The Company has net operating loss carry-forwards of approximately $54 million at December 31, 2002. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2005 through 2010. The Company recognized no income tax benefit in 2002 compared to $400,000 in 2001. At December 31, 2001, the Company has realized a net deferred tax asset of $1,200,000. Based on anticipated future taxable income and anticipated future usage of the net operating loss, the Company believes it is more likely than not that the net deferred tax asset will be realized. Due to the uncertainty of the remaining tax asset, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2002.

    As a result of the factors outlined above, net income in 2002 was $1,684,219 compared with $1,567,517 in 2001.

    On July 18, 2002, the Company redeemed all of its outstanding Series A preferred stock plus all accrued dividends in exchange for 1,000,000 shares of the Company's common stock. The carrying value of the preferred stock exceeded the fair value of the common stock issued. As a result, the Company has reflected the $609,541 excess of the carrying value of the preferred stock over the fair value of the common shares as an addition to net income available to shareholders. Series A preferred stock dividends of $56,573 were accrued up to the date of redemption and have been reflected as a reduction in net income available to common shareholders.

    Net income available to common shareholders was $2,237,187 in 2002 compared to $1,464,661 in 2001.

2001 Compared to 2000

    Revenue for the 2001 fiscal year was $72.1 million, an increase of $23.8 million, or 49.3%, over revenue for the 2000 fiscal year. The increase was attributable to continued growth at Carolina National Transportation, the opening of a new operation that specialized in over-size loads at Keystone Lines, the addition of new intermodal operations at Keystone Lines, the new operations of Transport Leasing, Inc. and ERX Transportation.

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

Liquidity and Capital Resources

    During fiscal 2002, the Company's financial position continued to improve. The Company had shareholders' equity of $1.9 million at December 31, 2002, compared with $1.0 million deficit at December 31, 2001. Working capital at December 31, 2002 was $2.9 million compared to $2.0 million at the end of 2001. This increase in working capital is due to continuing profitability.

    Net cash provided by (used in) operating activities increased $2.2 million from $(1.4) million for the year ended December 31, 2001 to $0.8 million for the year ended December 31, 2002. Although the Company continues to operate profitably, a significant amount of the profits are utilized to fund the Company's continued growth. As a result of the continued growth of existing terminals and new operations in fiscal 2002, accounts receivable increased approximately $5.4 million in 2002. This increase in accounts receivable was only partially offset by a corresponding increase in accounts payable and accrued expenses of $2.8 million. This is due to the fact that the Company's customers typically pay 30 - 45 days from the invoice date. However, payment terms to many agents and independent owner operators are typically less than 15 days. The Company also has $700,000 accrued relating to a court ruling against the Company on certain litigation. While the Company intends to appeal this verdict, if the appeal is unsuccessful, the funding of this amount will result in a reduction in future cash provided by operations.

    Net cash used in investing activities was $0.2 million for the year ended December 31, 2002 compared to net cash used in investing activities of $1.2 million for the year ended December 31, 2001. Net cash used in investing activities during 2001 related to the Company's investment in additional equipment, consisting primarily of trailers. The Company began operations of a division that hauls oversized freight in 2001. The start-up of this division required an initial investment in trailers. During 2002, the Company started a new operation at its TLI subsidiary which required an initial investment in equipment, consisting primarily of trailers.

    Net cash (used in) provided by financing activities decreased $(3.9) million from $2.9 million for the year ended December 31, 2001 to $(1.0) million for the year ended December 31, 2002. The cash used in financing activities during 2002 is primarily due to a net decrease in the Company's line of credit of $0.6 million. The Company has been able to partially fund working capital needs with cash generated from operations.

    On August 12, 2002, the Company's lender amended its loan agreement, increasing the line from $7.0 million to $8.5 million. The lender also increased the company's advance rate from 70% of eligible accounts receivable to 75%. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. Based on the Company's eligible accounts receivable at December 31, 2002, unused availability under the line of credit at December 31, 2002 was $2,382,000. The Company is dependent upon the funds available under the loan agreement for liquidity. The facility generally permits us to borrow up to 75% of its receivables. As a result, as long as the Company can fund the remaining 25% from funds generated internally from operations or otherwise, this facility provides sufficient liquidity to meet the Company's needs on an ongoing basis. However, as we grow, we will need to expand the facility in order to fund our growth.

    The Company also has 2 additional equipment loans used to fund equipment purchases. The outstanding balance on these loans bear interest at the prime rate in effect plus 1% per annum (5.25% at December 31, 2002). The principal balance of these equipment lines are payable based on a five year amortization of the outstanding balance with any remaining unpaid balance due in October 2003. The outstanding balance under these equipment loans totaled $652,515 at December 31, 2002 and are collateralized by the related equipment funded by these borrowings. The Company intends to and believes it will be successful in extending the maturity date of these loans into fiscal 2004.

    The line of credit and equipment loans are subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization.

The aggregate amounts of long-term debt maturing by year is as follows:


      2003                         $1,197,669
      2004                          3,113,651
Total Long term Debt                4,311,320

$3.3 million of this debt is payable to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the bank and is currently being repaid at a rate of $240,000 per year. It is anticipated that the maturity date of this debt will eventually be extended beyond 2004.

    During 2002, the Company also incurred rental expense of approximately $507,000 primarily due to operating leases of office space and land throughout the United States. Future commitments under these operating leases are as follows:

2003                         $255,000
2004                           60,000
2005                           15,000
                             $330,000

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

Recently Issued Accounting Standards

    In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. "This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and

Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The impact of Statement 148 is more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002. Statement 148 amends existing disclosures that a company should make in its annual financial statements and requires for the first time, disclosure in interim financial reports.

    Management does not believe that the adoption of these statements will have a material impact on the presentation of the Company's financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    The Company has a revolving line of credit with a bank, which currently bears interest in an amount equal to the prime rate in affect (4.25% at December 31, 2002). The interest rate is based on certain financial covenants and may range from prime to prime plus .5%. In addition, the company has certain equipment lines-of-credit which bear interest at the prime rate plus 1%annum (at December 31, 2002 the rate was 5.25%). The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
US 1 Industries, Inc.

Gary, Indiana

    We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

    Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Chicago, Illinois
March 11, 2003

                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2002 AND 2001

ASSETS
                                                      2002	        2001
CURRENT ASSETS:
 Cash                                              $        0   $  322,060

 Accounts receivable-trade, less allowance for
    doubtful accounts of $460,000 and $524,000
    respectively                                    16,468,912   11,946,382
 Other receivables, including receivables due
    from affiliated entities of $261,000 and
    $359,000 in 2002 and 2001, respectively          1,648,599    1,374,835
 Deposits                                               45,200       44,200
 Prepaid expenses                                      473,174      544,143
 Current Deferred tax asset                            600,000      600,000
                                                   ------------   ----------
      Total current assets                          19,235,885   14,831,620

FIXED ASSETS:
   Equipment                                         1,669,781    1,542,945
 Less accumulated depreciation and amortization       (512,406)    (250,954)
                                                   ------------  ----------
      Net fixed assets                               1,157,375    1,291,991
                                                   ------------  ----------
ASSETS HELD FOR SALE:
   Land                                                195,347      195,347
   Valuation allowance                                (141,347)    (141,347)
                                                  -------------  -----------
      Net assets held for sale                          54,000       54,000
Non-current Deferred tax asset                         600,000      600,000
Other Assets                                           396,527      383,786
                                                  -------------  -----------
TOTAL ASSETS                                       $21,443,787  $17,161,397
                                                  =============  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                     2002           2001
CURRENT LIABILITIES:
   Revolving line of credit                       $6,118,480     $6,765,999
Current portion of long-term debt		         1,197,667	  399,190
   Accounts payable                                5,627,909      3,469,666
   Accrued expenses                                  403,296        251,859

   Insurance and claims                            1,044,222        629,796
   Accrued compensation                               87,273         79,545
   Accrued interest                                1,009,394        974,039
   Fuel and other taxes payable                       81,714         82,228
   Accrued Legal Settlement                          700,000        140,000
                                                 -----------    -----------
      Total current liabilities                   16,269,955     12,792,322
                                                 -----------    -----------
LONG-TERM DEBT                                     3,113,653      4,260,668

MINORITY INTEREST                                    202,751              0

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value,
    Series A shares issued and outstanding:
    2002 and 2001 - 0 and 1,094,224                        0      1,102,968
SHAREHOLDERS' EQUITY (DEFICIENCY):
    Common stock, authorized 20,000,000 shares;
    no par value; shares outstanding 11,618,224
    and 10,618,224 outstanding as of December
    31, 2002 and December 31, 2001, respectively.
                                                  42,068,639     40,844,296

   Accumulated deficit                           (40,211,211)   (41,838,857)
                                                 -----------    -----------
   Total shareholders' equity (deficiency)         1,857,428       (994,561)
                                                 -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY)                          $21,443,787   $ 17,161,397
                                                 ===========  =============

The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                        2002           2001           2000
OPERATING REVENUES                  $110,386,649    $72,109,813   $48,284,013

OPERATING EXPENSES:
   Purchased transportation           83,188,453     55,609,408    37,626,623
   Commissions                        10,361,169      6,596,625     4,343,529
   Insurance and claims                4,342,330      2,350,254     1,553,892
   Salaries, wages, and other          5,050,396      2,502,848     1,719,291
   Other Operating expenses            5,042,476      3,268,638     1,715,269
     Total operating expenses        107,984,824     70,327,773    46,958,604
OPERATING INCOME                       2,401,825      1,782,040     1,325,409

NON OPERATING INCOME (EXPENSE):
    Legal Settlement                    (550,857)             0             0
    Interest income                       28,937          6,058        19,003

    Interest expense                    (550,248)      (712,381)     (622,990)
    Other income, net                    472,114         91,800        80,249
      Total non operating (expense)     (600,054)      (614,523)     (523,738)
NET INCOME BEFORE MINORITY INTEREST    1,801,771      1,167,517       801,671
    Minority Interest                   (117,552)             0             0

NET INCOME BEFORE TAXES                1,684,219      1,167,517       801,671
    Income tax benefit                         0        400,000       800,000

NET INCOME BEFORE DIVIDENDS            1,684,219      1,567,517     1,601,671
Dividends on Preferred Shares            (56,573)      (102,856)      (92,572)

Redemption of Redeemable
    Preferred Stock                      609,541              0             0

NET INCOME AVAILABLE TO
    COMMON SHARES                    $ 2,237,187    $ 1,464,661   $ 1,509,099

Basic and Diluted Net Income
Per Common Share                           $0.20          $0.14         $0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                  11,075,758     10,618,224    10,618,224

The accompanying notes are an integral part of the consolidated financial statements.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

                              Common Stock          Accumulated
                          Shares         Amount       Deficit        Total
   January  1, 2000      10,618,224    40,844,296   (44,812,617)  (3,968,321)
Dividends on Preferred
 Stock                                                  (92,572)     (92,572)
Net Income                                            1,601,671    1,601,671
Balance at               10,618,224   $40,844,296   (43,303,518)  (2,459,222)
  December 31, 2000
Dividends on Preferred Stock                           (102,856)    (102,856)
Net Income                                            1,567,517    1,567,517
Balance at               10,618,224   $40,844,296  $(41,838,857) $  (994,561)
  December 31, 2001
Cumulative Dividends
 On Preferred Stock                                     (56,573)     (56,573)
Conversion of Redeemable
 Preferred Stock into

 Common Stock             1,000,000     1,159,541                  1,159,541
Minority Interest in
 Subsidiary (Note 9)                       64,802                     64,802
Net Income for the

 twelve months ended
 December 31, 2002                                    1,684,219    1,684,219
Balance at
 December 31, 2002       11,618,224   $42,068,639  $(40,211,211)  $1,857,428

The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                              2002          2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 1,684,219  $ 1,567,517 $ 1,601,671
Adjustments to reconcile net income to
   net cash provided by(used in)
   operating activities:
    Depreciation and amortization            287,642      184,608      26,818
    Compensation Expense resulting from
     Issuance of equity in subsidiary        150,000            0           0
    Provision for bad debt                   648,768      519,949     186,233
    Minority Interest                        117,552            0           0
    Deferred Income Tax benefit                    0     (400,000)   (800,000)
    Loss on disposal of equipment              4,060            0       3,609
    Changes in operating assets and liabilities:
      Accounts receivable-trade           (5,171,298)  (2,554,895) (5,124,823)
      Other receivables                     (273,764)    (992,778)   (276,287)
      Prepaid expenses                        70,969     (234,246)   (147,724)
      Deposits & other assets                (13,741)    (261,075)   (157,666)
      Accounts payable                     2,158,243      466,358   1,456,455
      Accrued expenses                       151,437        7,413      28,941
      Insurance and claims                   414,426      211,346     213,858
      Accrued interest                        35,355      138,020     222,452
      Accrued compensation                     7,728       45,654      16,577
      Fuel and other taxes payable              (514)     (61,568)     93,848
      Accrued Legal Settlement               560,000            0           0
          Net cash provided by(used in)
          operating activities               831,082   (1,363,697) (2,656,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                 (219,739)  (1,209,994)    (92,500)
  Proceeds from sale of fixed assets          62,655            0       8,885
Net cash used in investing
         activities                         (157,084)  (1,209,994)    (83,615)
CASH FLOWS FROM FINANCING ACTIVITIES:  Net (repayments)borrowings

   under line of credit                     (647,519)   2,494,895   1,193,498
  Proceeds from Long term debt               282,216    1,049,094     158,052
  Principal payments of long-term debt      (400,754)    (331,672)   (121,808)
  Net(repayments of)proceeds from
   shareholder loans                        (230,001)    (316,566)  1,509,911
           Net cash (used in) Provided by
         financing activities             (  996,058)   2,895,751   2,739,653
NET (DECREASE) INCREASE IN CASH             (322,060)     322,060           0
CASH, BEGINNING OF YEAR                      322,060            0           0
CASH, END OF YEAR                           $      0     $322,060    $      0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest        $469,050     $574,361    $400,538

The Company recorded $56,573, $102,856, and $92,572 in 2002, 2001, and 2000
respectively, for dividends on preferred stock.


On July 18, 2002, the Company redeemed all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock.

The accompanying notes are an integral part of the consolidated financial statements.














































                   US1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, AND 2001

1.	  OPERATIONS
    The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states and Canada with a concentration in the Southeastern United States. One agent accounted for 13% of the Company's revenue in 2000. No agents represented more than 10% of sales for the years ended December 31, 2002 and 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Allowance for Doubtful Accounts-The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on percentages of aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

   Assets Held for Sale--Such assets comprise real estate, not required for the Company's operations, which is carried at the lower of historical cost or estimated net realizable value. See Note 11.

    Long-Lived Assets - The Company assesses the realizability of its long-lived assets in accordance with statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

    Income Taxes--Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.
                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   YEARS ENDED DECEMBER 31, 2002, AND 2001

     Earnings Per Common Share-The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement required presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing loss available to common stock holders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. There are no common stock equivalents at December 31, 2002, 2001, or 2000.

     Business Segments - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment.

     Recently Issued Accounting Standards - In April 2002, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. "This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The impact of Statement 148 is more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December
15, 2002. Statement 148 amends existing disclosures that a company should make in its annual financial statements and requires for the first time, disclosure in interim financial reports.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   YEARS ENDED DECEMBER 31, 2002, AND 2001

     Management does not believe that the adoption of these statements will have a material impact on the presentation of the Company's financial statements.

3. REDEMPTION OF REDEEMABLE PREFERRED STOCK

    On February 19, 2002, the company's board of directors approved the redemption of all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock. The conversion was finalized on July 18, 2002.

    The carrying value of the preferred stock exceeded the fair value of the common stock issued by $609,541. As a result, the Company recorded this amount as an addition to net income available to common shareholders by offsetting charges and credits to common stock without any effect in total shareholders' equity.

4.  RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $69,000, $68,000 and $124,000 in 2002, 2001, and
2000, respectively. Also, during 2002, the Company earned a management fee of approximately $200,000 for non-recurring management services provided to Eastern Refrigerated Express, Inc., an entity partially owned by the CEO and CFO of the Company. These management fees have been classified as other income in the consolidated statement of income for the year ended December
31, 2002. Accounts receivable due from entities affiliated through common ownership was $261,000 and $359,000 as of December 31, 2002 and 2001, respectively.

    The Company has an investment of $126,461 in American Inter-Fidelity Exchange ("AIFE"), an entity which provides the Company with truck
Liability insurance. The Company exercised no control over the operations of AIFE. As a result, the Company has recorded its investment in AIFE under the cost method of accounting for these periods.

    Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2002, 2001 and 2000.
    For the years ended December 31, 2002, 2001, and 2000, cash paid for related party insurance premiums and deductibles amounted to $3,922,764, $1,597,168, and $1,448,547, respectively.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at December 31, 2002 and 2001 include $237,000 and $472,000, respectively, due from or guaranteed by these companies.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7.

5.  LEASES

   The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 9,000 square feet on a month to month basis for $3,000 per month. Keystone Intermodal Services, Inc. leases office space in Fort Smith, AK of approximately 1,500 square feet on a month to month basis for $4,567. Both offices lease their space from The Company's President/Chief Executive Officer, and Treasurer/Chief Financial Officer who are both directors of the Company.

   In addition, the Company's subsidiaries lease office space and land in Mississippi, Texas, South Carolina, Louisiana, Georgia, Missouri, North Carolina, Indiana, and Arkansas under operating leases ranging from one to three years.

    Rent expense under these operating leases was $507,000, $227,000 and $111,000 for the years ended 2002, 2001, and 2000 respectively.

    Future commitments under these operating leases are as follows:

                     2003  $255,000
                     2004    60,000
                     2005    15,000
                           $330,000

6. BANK LINE OF CREDIT

    The Company has an $8.5 million line of credit that matures on October 1, 2003. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. At December 31, 2002, the interest rate on this line of credit was at prime (4.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2002, the outstanding borrowings on this line of credit were $6.1 million.

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


                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 comprises:
                                                   2002           2001
Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 prime + .75%, monthly principal payments
 of $20,000, with remaining balance due in
 October 2004.                                  $2,495,508     $2,725,509
Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 July  2004                                        500,000        500,000
Note payable to August Investment
 Partnership, interest at prime + .75%,
 interest only payments required, principal
 balance due October  2004                         250,000        250,000
Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October 2004                                       100,000        100,000
Other                                                     0         12,785
                                             --------------   --------------
Subtotal - related party debt 		  	 $3,345,508     $3,588,294
Equipment loan, collateralized by equipment,
 monthly payments of $12,537 including interest
 at prime plus 1% (5.75% at December 31, 2001)
 through September, 2003 with a balloon payment
 of $401,000 due in October 2003.                  514,039        664,489
Note Payable, FIFC Cargo Insurance
 monthly payments of $30,945 including interest
 at 5.7% through September 2003                    272,000              0
Note payable, IPF Cargo Insurance
 monthly payments of $24,561.94 including
 interest at 4.70% through August 2002                   0        192,227
Equipment loan, collateralized by equipment,
 interest rate at prime + 1%, principal payment
 of $2,715(based on five year amortization
 of principal balance)beginning in  April 2002
 through September 2003 with a balloon
 payment of $114,000 due in October 2003.          138,476        162,912
Note payable, collateralized by equipment,
 monthly payments of $2,077 including
 interest at 9.55% through April 2004               31,080         51,936
Other                                               10,217              0
                                                 ---------      ---------
                 Total debt                      4,311,320      4,659,858
            Less current portion                 1,197,667        399,190
                                                 ---------      ---------
            Total long-term debt               $ 3,113,653    $ 4,260,668

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Interest expense on related party notes was approximately $176,000, $280,000, and $342,500 for the years ended December 31, 2002, 2001, and 2000, respectively.

Scheduled maturities of the long-term debt at December 31, 2002 are due as follows:

               2003                        $1,197,669
               2004                         3,113,651
                                           __________
                                           $4,311,320
                                           ==========

8.	INCOME TAXES

    The composition of taxes on income (benefit) is as follows:

Current                               2002        2001        2000
  Federal                           $573,000    $397,000   $273,000
  State                              101,000      70,000     48,000
  Utilization of net operating loss (674,000)   (467,000)  (321,000)
  carry-forward
  Adjustment of valuation allowance        0    (400,000)  (800,000)
  __________________________________________________________________
  Income tax expense (benefit)     $       0   $(400,000) $(800,000)
  __________________________________________________________________

    The Company and its subsidiaries file a consolidated federal income tax return.
Deferred income taxes consist of the following:

  December 31,                       2002        2001         2000
  ___________________________________________________________________
  Total deferred tax assets, relating
   principally to net operating
  loss carry-forwards            $21,597,000  $22,261,000  $22,728,000
                                  21,597,000   22,261,000   22,728,000
  Less valuation allowance       (20,397,000) (21,061,000) (21,928,000)
  Total net deferred tax asset   $ 1,200,000  $ 1,200,000  $   800,000

     At December 31, 2002 and 2001, the Company has realized a net deferred tax asset of $1,200,000 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2002.
    The Company has net operating loss carry-forwards of approximately $54 million at December 31, 2002. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2005 through 2010.

                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)

9.	MINORITY INTEREST

    Carolina Group ('Carolina') consists of Carolina National Transportation, Inc., Gulf Line Transport, Inc., Five Star Transport, Inc., and Friendly Transport, Inc., all wholly owned subsidiaries of the Company. The Company entered into an agreement with certain key employees in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002. The employees will receive an additional 15% at December 31, 2003, and a 10% ownership interest at December 31, 2004. As a result of this agreement, the company incurred compensation expense of $150,000 for the year ended December 31, 2002. The Company also recognized minority interest expense of $117,552 relating to the employees' portion of Carolina's net income for the year ended December 31, 2002.

10.COMMITMENTS AND CONTINGENCIES

Litigation

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

    In May 2002, judgment was rendered on these claims in favor of the plaintiff in the amount of $700,000. As a result, the Company increased its accrual for this litigation to $700,000 by recording a charge of $560,000 relating to this litigation for the year ended December 31, 2002. The Company is currently appealing this judgment.

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

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    In September 2002, CGU International Insurance, PLC filed a complaint in the United States District Court for the Northern District of California against Keystone Lines Inc., a subsidiary of the Company, which asserted allegations for breach of contract regarding alleged damage to cargo which occurred during interstate transportation. On November 18, 2002, Keystone Lines Inc. filed an answer to the complaint generally denying liability for the $392,000 loss asserted by the complaint. Keystone filed a cross-complaint against other parties, which it believed are liable for any losses established by the plaintiff. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.

    In February 2002, one of the Company's subsidiaries, Carolina National Transportation, was named as a defendant in a suit entitled Hoover Transportation Services, Inc. vs. Tim A. Frye, Sr. In essence, the suit alleges that the primary defendant, Mr. Frye, violated a non-competition agreement with, and confidentiality obligations to, the plaintiff by providing freight related services in the metropolitan Charlotte area. Mr. Frye's business contracted with the Company's subsidiary for shipping, and, accordingly, the plaintiff alleges that the Company's subsidiary is liable for damages as well. During July 2002, Mr. Frye was enjoined from further violations of the non-competition agreement. The Company's subsidiary is actively contesting the claims against it. Discovery is ongoing, and no trial date has been set. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in the matter.

    In October 2002, one of the Company's subsidiaries ("Keystone") was named as a third party in a lawsuit in which an independent owner operator, leased to the carrier, fell and injured himself on the property of Cooper Tire. As a result, the independent owner operator filed suit against Cooper Tire. Cooper Tire prevailed in their defense of this lawsuit and incurred $200,000 for their defense. Cooper Tire is currently suing Keystone claiming that Keystone, pursuant to a transportation rate agreement, is liable to reimburse Cooper Tire for the defense costs. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company intends to vigorously defend itself in this matter.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

Insurance

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

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


11.  ENVIRONMENTAL MATTERS

    The Company owns a piece of property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2002 and 2001.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)                    Net
                                           Net          Income
           Operating     Operating        Income       per share
           Revenue        Income                  (basic and diluted)
2002
          $110,387        $2,402         $1,684            $0.20
Quarters:

 Fourth     29,731           593            574             0.05
 Third      30,404           652            543             0.10
 Second     28,121           684            559             0.05
 First      22,131           473              8             0.00
2001
           $72,110        $1,782         $1,568            $0.14
Quarters:
 Fourth     22,419           624            849             0.07
 Third      17,719           443            318             0.03
 Second     16,826           304            212             0.02
 First      15,146           411            189             0.02

                         US 1 INDUSTRIES, INC.
                  VALUATION AND QUALIFYING ACCOUNTS
             YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                             Schedule II

                    Balance At       Charged to    Write-Offs,
                    Beginning of     Costs and     Retirements &    Balance At
                    Year             Expenses      Collection       End of Year


Description
Year Ended
   December 31, 2000

Allowance for
   Doubtful Accounts
   Receivable         $ 67,000       $186,233       $ 44,233         $209,000

Year Ended
   December 31, 2001

Allowance for
   Doubtful Accounts
   Receivable          $209,000      $519,949       $204,949          $524,000

Year Ended
   December 31, 2002

Allowance for
   Doubtful Accounts
   Receivable          $524,000      $648,768       $712,768          $460,000

Item 9. Changes in and Disagreements with Accountants' on Accounting and Financial Disclosure.

         None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company as of March 12, 2003 were as follows

NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           62          President, Chief Executive Officer,
                                        and Director
Harold E. Antonson          63          Chief Financial Officer, Treasurer,
                                        and Director
Lex Venditti                50          Director
Robert I. Scissors          69          Director
Brad James                  47          Director
Bill Sullivan               55          Director

Name                          Office and Experience


Michael E. Kibler  	      Mr. Kibler is President and Chief Executive
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

Lex Venditti                  Mr. Venditti has served as a director of the
                              Company since 1993.  Mr. Venditti has been the
                              General Manager of American Interfidelity
                              Exchange, an insurance reciprocal located in
                              Indiana that is the subject of an order of
                              rehabilitation by the Indiana Department of
                              Insurance, since 1995.

Robert Scissors               Mr. Scissors has been a Director of the Company
                              since 1993.  Mr. Scissors  began his career in
                              the Insurance Industry  in 1957.  In 1982, Mr.
                              Scissors joined a brokerage firm called
                              Alexander/Alexander where he worked until
                              retiring in 1992.  Mr. Scissors currently works
                              as an insurance consultant and broker.

Item 10.  Directors and Executive Officers of the Registrant (continued)

Brad James                    Mr. James is the President of Seagate
                              Transportation Services, Inc.  Mr. James
                              graduated from Bowling Green University with a
                              Bachelors Degree in Business Administration.  He
                              has been in the trucking industry since 1977.
                              Mr. James was elected a director of the Company
                              in 1999.

Bill Sullivan                 Mr. Sullivan has been the president of One Call
                              Motor Freight Inc. since 1981.  He is also the
                              President of Unity Logistic Services, Inc. since
                              June 2000.  Mr. Sullivan was elected a director
                              Of the Company in 2002.  Mr. Sullivan has over
                              30 years experience in the trucking industry.

Item 11.  Executive Compensation


    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2002, 2001 and 2000 to its Chief Executive Officer. No other officer earned in excess of $ 100,000.


                          Summary Compensation Table
                              Annual Compensation
Name and Position        Year          Salary       Bonus         Other
-----------------        ----          ------       -----         -----
Michael Kibler           2002          90,186          0             0
President                2001          33,048          0             0
                         2000          33,048          0             0

    No disclosure regarding equity compensation plans has been provided because the registrant does not have any outstanding equity compensation plans or arrangements that would be covered by Regulation S-X.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

    The following table sets forth the number and percentage of shares of Common Stock that as of August 30, 2002 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned        Percentage of Class
-----------------             ------------------        -------------------
Michael E Kibler                     2,830,790 (1,2)        24%
Director, President and

Chief Executive Officer

Robert I. Scissors,                     51,770 (4)           0
Director

Lex L. Venditti                         20,000               0
Director

Brad A. James                          170,981               0

William Sullivan                        18,000 (5)           0

Harold E. Antonson                   2,890,235 (1,2,3)      25%
Chief Financial Officer,
Treasurer and Director

All Directors and Executive Officers 4,198,459              36%

(1) As partners of August Investment Partnership (AIP), Messrs. Kibler and Antonson, may be deemed to be beneficial owners of 1,150,946 shares of common stock owned by AIP

(2) As Director of Eastern Refrigerated Express Inc, )an entity under common control) Messrs. Kibler, Antonson may be deemed to be beneficial owner of 522,439 Shares of Common Stock owned by Eastern.

(3) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr Antonson is Secretary and Treasurer

(4) Includes 11,770 shares held in the Saundra L. Scissors Trust of which Mr. and Mrs. Scissors are joint trustees.


(5) Includes 18,000 shares owned by ERX, Inc. of which Mr. Sullivan is a controlling owner.

Security Ownership of Certain Beneficial Owners

    The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of August 30, 2002 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

                              Number of Shares of
Name and Address of           Common Stock                Percentage
Beneficial Owner              Beneficially Owned          of Class
----------------              ------------------          --------
Harold E. Antonson            2,890,235  (1,2,3)             25%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership 1,150,946                      10%
8400 Louisiana Street
Merrillville, IN 46410

Michael Kibler                2,830,790  (1,3)               24%
8400 Louisiana Street
Merrillville, IN 46410

John K. Lavery                1,673,385  (1,3)               14%
8400 Louisiana Street
Merrillville, IN 46410

(1) As partners of AIP, Messrs. Kibler, and Antonson, and Lavery may be deemed to be beneficial owners of the shares of Common Stock owned by AIP.

(2) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr. Antonson is Secretary and Treasurer.

(3) As directors of Eastern Refrigerated Express, Inc. Messrs. Antonson, Kibler and Lavery may be deemed to be beneficial owners of 522,439 shares of Common Stock owned by Eastern.

Item 13.  Certain Relationships and Related Transactions.

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 9,000 square feet on a month to month basis for $3,000 per month. Keystone Intermodal Services, Inc. leases office space in Fort Smith, AK of approximately 1,500 square feet on a month to month basis for $4,567. Both offices lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $69,000, $68,000 and $124,000 in 2002, 2001, and
2000, respectively. Also, during 2002, the Company earned a management fee of approximately $200,000 for non-recurring management service provided to Eastern Refrigerated Express, Inc. an entity partially owned by the CEO and CFO of the Company.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE) is managed by a Director of the Company and the Company has an investment in the Provider. In addition, the Director also manages an
affiliated insurance carrier, Indiana Truckers Exchange (ITE).   For the years
ended December 31, 2002, 2001, and 2000 cash paid for related party insurance premiums and deductibles amounted to $3,922,764, $1,597,168, and $1,448,547, respectively.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at December 31, 2002 and 2001 included $237,000 and $472,000, respectively, due from or guaranteed by these companies.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7 to the consolidated financial statements.

Item 14.  Controls and Procedures
(a) Valuation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing of this report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
(b)Changes in controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements:

         Reports of Independent Certified Public Accountants              17

          Consolidated Balance Sheets as of December 31, 2002 and 2001    18-19

          Consolidated Statements of Income for the years ended           20
          December 31, 2002, 2001, and 2000

          Consolidated Statements of Shareholders' Equity                 21
          for the years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Cash Flows                           22
          for the years ended December 31, 2002, 2001, and 2000

          Notes to Consolidated Financial Statements                      23-31

(a)(2)    Financial Statement Schedules:

	   Schedule of Valuation and Qualifying Accounts 		       32

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

Exhibit 10.2 Loan agreements with August Investment Partnership and US 1
              Industries.

Exhibit 10.3 Loan agreements with Michael Kibler/Harold Antonson and US 1
              Industries.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

(a)(3)    List of Exhibits (continued)

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

Exhibit 10.7  Fourth Amendment of Loan and Security Agreement with
              FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2001 filed on November 9, 2001).

Exhibit 10.8  Sixth Amendment of Loan and Security Agreement with
              FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002 filed on August 16, 2002).

Exhibit 10.9 Fifth Amendment of Loan and Security Agreement with FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-K for the year ended December 31, 2002 filed on April 8, 2003).


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


Date:_________________	      	_________________________

						Michael E. Kibler, Director

Date:_________________		      _________________________
						Robert I. Scissors, Director

Date:_________________	      	_________________________
						Lex L. Venditti, Director


Date:_________________		      _________________________
						Bill Sullivan, Director

Date:_________________              _________________________
                                    Brad James, Director

Date:_________________              _________________________

                                    Harold Antonson, Director

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	I, Michael Kibler, certify that:
1.	I have reviewed this yearly report on Form 10-K of US 1 Industries, Inc.;

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;
      b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and
      c) 	presented in this yearly report our conclusions about the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	April 8, 2003					/s/ Michael Kibler
							      Michael Kibler
							      Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	I, Harold Antonson, certify that:
1.	I have reviewed this yearly report on Form 10-K of US 1 Industries, Inc.;

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;
      b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and
      c) 	presented in this yearly report our conclusions about the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	April 8, 2003					/s/ Harold Antonson
							      Harold Antonson
							      Chief Financial Officer

                      FIFTH AMENDMENT TO LOAN AGREEMENT


    Loan Agreement, as that term is defined herein. This Fifth
Amendment to Loan Agreement ("Amendment"), dated as of May 1, 2002, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone");
GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers" or individually as a "Borrower"); US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"); and U.S.
BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"). Capitalized terms not defined herein have the meanings ascribed to them in the PRELIMINARY STATEMENT:

        All Borrowers, other than Harbor, have previously entered into a Loan Agreement with Lender dated as of April 18, 2000, and amended as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001 (the April 18, 2000 Loan Agreement, as so amended, is the "Existing Loan Agreement," and, as amended by this Fifth Amendment to Loan Agreement, constitutes the "Loan Agreement").

        Transport Leasing and Transport Logistics, though not signatories to the Existing Loan Agreement, each agreed to become a Borrower (as defined therein) pursuant to an Assumption Agreement dated as of October 15, 2001. Lender has agreed to amend the Existing Loan Agreement to add Harbor as an additional Borrower and to make other changes thereto, as hereinafter set forth.

        NOW, THEREFORE, it is hereby agreed as follows:

1.	Guarantor hereby designates Harbor as an entity to be included as a
Borrower under the Loan Agreement; Lender hereby consents to the addition of Harbor as an additional Borrower.

2.	Harbor hereby agrees to all of the terms and conditions set forth in the Loan Agreement, assumes the obligations of Borrowers thereunder jointly and severally with the other Borrowers, and agrees to be bound by all of the terms, covenants, agreements, and conditions thereof, as the same apply to the other Borrowers.

3.	Each of Borrowers and Guarantor represent and warrant that no Event of
Default or Incipient Default exists or will occur as a result of the addition of Harbor as a Borrower or from any Advance under the Loan
Agreement and that each of their representations and warranties set forth in the Loan Instruments is true and correct as of the date hereof, except to the extent that any such representations or warranties speak exclusively to an earlier date.

4.	The parties hereby agree to amend and restate in their entirety the following definitions in Section 1.1 of the Loan Agreement as follows:

        "Borrowers: means Carolina National Transportation Inc., an Indiana corporation; Keystone Lines, a California corporation; Gulf Line Transport Inc., an Indiana corporation; Five Star Transport, Inc., an Indiana corporation; Cam Transport, Inc., an Indiana corporation; Unity Logistic Services Inc., an Indiana corporation; ERX, Inc., an Indiana corporation; Friendly Transport, Inc., an Indiana corporation; Transport Leasing, Inc., an Arkansas corporation; Transport Logistics, LLC, an Arkansas limited liability company; Harbor Bridge Intermodal, Inc., an Indiana corporation; and such other entities owned or controlled by any of the foregoing or US 1 Industries, Inc., an Indiana corporation, which elect in writing to be designated as a Borrower hereunder in writing and on terms satisfactory to Lender and to which Lender elects to extend credit hereunder."

        "Loan Instruments:
(i)		Loan Agreement;

(ii)		Revolving Loan Note;

(iii)		Equipment Loan Note;

(iv)		Guidance Loan Note;

(v)		Corporate Guaranty;

(vi)		Security Instruments;

(vii)	Closing Certificate;

(viii)	Subordination Agreements;

(ix)		Personal Guaranties; and

(x)		such other instruments and documents as Lender reasonably may require in connection with the transactions contemplated by this Loan Agreement; as the same may be amended and/or restated from time to time, including without limitation as amended by or pursuant to that certain Loan Agreement dated April, 18, 2000, by and between the parties hereto, as amended by that certain Amendment to Loan Agreement dated June 9, 2000, that certain Second Amendment to Loan Agreement dated December 7, 2000, that certain Third Amendment to Loan Agreement dated March 1, 2001, that certain Fourth Amendment to Loan Agreement dated October 15, 2001, and that certain Fifth Amendment to Loan Agreement dated May 1, 2002."

5.	Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than Lender:

i)	The Revolving Loan Note, dated as of May 1, 2002, in the form attached hereto as Exhibit "A" (the "Revolving Loan Note");

ii)	The Equipment Loan Note, dated as of May 1, 2002, in the form attached hereto as Exhibit "B" (the "Equipment Loan Note");

iii)	The Guidance Loan Note, dated as of May 1, 2002, in the form attached hereto as Exhibit "C" (the "Guidance Loan Note");

iv)	A Security Agreement executed by Lender and Harbor, in the form attached hereto as Exhibit "D";

v)	Amended and Restated Personal Guaranties of Michael Kibler and Harold


Antonson, in the forms attached hereto as Exhibit "E-1" and "E-2";

vi)	Amended and Restated Corporate Guaranty of Guarantor, in the form attached hereto as Exhibit "F";

vii)	Acknowledgements of the holders of Subordinated Indebtedness of, 1)
the execution of the Fifth Amendment to Loan Agreement; 2) the continued effectiveness of those certain Subordination Agreements dated April 18, 2000, as amended, by and between Lender and a) Harold Antonson and Michael Kibler, and b) August Investment Partnership (as so amended, the "Subordination Agreements"); and 3) the inclusion of any indebtedness incurred under the Loan Agreement by any borrower, including Harbor, within the term "Senior Debt," as defined in the Subordination Agreements, in the forms attached hereto as Exhibit "G-1" and "G-2";

viii)	A UCC-1 Financing Statement by Harbor, in the form attached hereto as
Exhibit "H";

ix)	Certified Resolutions of the Boards of Directors or the Managers, as
the case may be, of each Borrower and of the Guarantor authorizing the execution and delivery and performance of this Amendment and other documents referred to herein;

x)	An opinion letter from Borrowers' counsel, Troutman Sanders, L.L.P., in a form reasonably satisfactory to Lender's counsel regarding the Borrowers' and the Guarantor's authorization, execution and delivery of this Amendment and the documents referenced herein, and the incorporation or organization, as the case may be, and good standing, of each Borrower and of the Guarantor;

xi)	Certified Articles of Incorporation for Harbor issued by the Secretary of State of the State of Indiana no earlier than April 30, 2002;

xii) A good standing certificate for Harbor issued by the Secretary of State of the State of Indiana no earlier than April 30, 2002; and

xiii) A certified copy of the bylaws of Harbor.

6.	As a condition to the fulfillment of its obligations hereunder, Lender will cause to be conducted public record searches and must receive UCC, judgment, and tax lien search results showing that no liens or other indebtedness, other than those specifically approved in writing by Lender, exist as to Harbor or any of its assets, which would be senior to Lender's security interest therein.

7.	The Borrowers, other than Harbor (the "Existing Borrowers"), and
Guarantor hereby acknowledge that they have previously entered into and executed Security Agreements dated as of April 18, 2000 (in the case of Carolina, Keystone, Gulf Line, Five Star, and Guarantor), as of December 7,2000 (in the case of Cam), and as of October 15, 2001 (in the case of Unity, ERX, Friendly, Transport Leasing, and Transport Logistics), all of which have been acknowledged and reaffirmed, most recently as of October 15, 2001 (collectively, the "Existing Security Agreements"), with Lender, by which certain assets of the Existing Borrowers and the Guarantor were pledged to secure Borrowers' Obligations (as that term is defined in the

Loan Agreement). The Existing Borrowers and the Guarantor do hereby acknowledge that Borrowers' Obligations, as that term is used in the Loan Agreement and the Existing Security Agreements, means Borrowers' Obligations under the Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to the Borrowers (including Borrowers other than the Existing Borrowers, including without limitation, Harbor), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $7,000,000, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, and May 1, 2002; the Equipment Loan Note in the face amount of $1,000,000, dated December 7, 2000, as amended and restated as of March 1, October 15, 2001 and May 1, 2002; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001 as amended and restated as of May 1, 2002, all made by Borrowers and payable to Lender, and do hereby reaffirm their obligations thereunder.

8.	Borrowers shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including without limitation public record searches ordered by Lender or its counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

9.	From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

10.	The parties hereto agree that by execution of this Amendment, Harbor shall be deemed and shall be made a party to the Loan Agreement as amended hereby and shall be an additional Borrower (as that term is defined in the Loan Agreement).

11.	Except as expressly amended hereby, the terms and conditions of the
Existing Loan Agreement shall remain in full force and effect.

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
	                   Further Amended and Restated as of December 7, 2000 Further Amended and Restated as of October 15, 2001
                              Further Amended and Restated as of May 1, 2002

        FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an

Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of SEVEN MILLION AND NO/100ths DOLLARS ($7,000,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 9, 2000, December 7, 2000, October 15, 2001, and May 1, 2002 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"), and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago,
Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

        The Revolving Loan Note amends, restates in its entirety, and supercedes a Revolving Loan Note dated October 15, 2001, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note December 7, 2000, in the principal face amount of $5,500,000, which amended and restated a Revolving Loan Note dated June 12, 2000, made by Borrowers and payable to the order of Lender, which amended and restated a Revolving Loan Note dated April 18, 2000, in the principal face amount of $3,500,000.

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

	                   Further Amended and Restated as of October 15, 2001
	                        Further Amended and Restated as of May 1, 2002

        FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Maker")), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A., ("Lender"), the principal sum of ONE MILLION AND NO/100ths DOLLARS ($1,000,000.00), or, if less, the aggregate unpaid amount of the Equipment Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

        This Equipment Loan Note amends, restates in its entirety, and supercedes an Equipment Loan Note dated as of December 7, 2000, in the original face amount of $500,000 as amended and restated as of March 1, 2001, in the principal face amount of $1,000,000, and as amended and restated as of October 15, 2001.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation



By: _____________________________

Name: ___________________________

Title: ____________________________

                                  EXHIBIT "C"

                              GUIDANCE LOAN NOTE


$300,000.00 	                              Dated as of October 15, 2001
Chicago, Illinois	                    Amended and Restated as of May 1, 2002

        FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A., ("Lender"), the principal sum of THREE-HUNDRED THOUSAND AND NO/100ths DOLLARS ($300,000.00), or, if less, the aggregate unpaid amount of the Guidance Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated as of April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

        This Guidance Loan Note amends, restates in its entirety, and supercedes a Guidance Loan Note dated as of October 15, 2001, in the principal face amount of $300,000.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                             EXHIBIT "D"

                         SECURITY AGREEMENT

        This SECURITY AGREEMENT, dated as of May 1, 2002, is between HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation ("Borrower"), and U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A. ("Lender").

Preliminary Statement:

        A.	Borrower, CAROLINA NATIONAL TRANSPORTATION INC., KEYSTONE LINES,

GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC., UNITY LOGISTIC SERVICES INC., ERX, INC., FRIENDLY TRANSPORT, INC., TRANSPORT LEASING, INC., and TRANSPORT LOGISTICS, LLC, (the "Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Fifth Amendment to Loan Agreement of even date herewith which amends that certain Loan Agreement by and between Lender, the Other Borrowers, and Guarantor, dated as of April 18, 2000, and amended as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001 (the April 18, 2000 Loan Agreement, as so amended and as amended by the Fifth Amendment to Loan Agreement, constitutes the "Loan Agreement"). Pursuant to the Loan Agreement and subject to the terms and conditions thereof, Lender has agreed to make loans and other financial accommodations to Borrower and the Other Borrowers.

        B.	One of the conditions precedent to Lender's obligations under the Loan Agreement is that Borrower shall have executed and delivered this Security Agreement to secure the payment and performance of Borrowers' Obligations thereunder.

        NOW, THEREFORE, in order to induce Lender to make Advances, and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto hereby agree as follows:

       1.	Definitions. All terms used herein which are defined in the
Illinois Uniform Commercial Code (the "Code") shall have the same meaning herein as in the Code unless the context in which such terms are used herein indicates otherwise. All capitalized terms used but not elsewhere defined in this Security Agreement shall have the respective meanings ascribed to such terms in the Loan Agreement, together with any future amendments and modifications thereto or restatements thereof. As used herein, the following terms shall have the following meanings:

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

        3.6	Tangible Collateral-Personal Property. All Tangible Collateral
at all times shall be considered personal property.

        3.7	Accounts. Each existing Account constitutes, and each hereafter-
arising Account will constitute, to the best of Borrower's knowledge, the legally valid and binding obligation of the account debtor obligated to pay the same. The amount represented by Borrower to Lender as owing by each account debtor is, or will be, the correct amount actually and unconditionally owing, except for normal cash discounts and allowances where applicable. To the best of Borrower's knowledge, no account debtor has any defense, set-off, claim or counterclaim against Borrower that can be asserted against Lender, whether in any proceeding to enforce Lender's rights in the Collateral or otherwise. None of the Accounts is, nor will any hereafter-arising Account be, evidenced by a promissory note or other instrument other than a check, unless delivered to Lender with appropriate endorsements.

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

        6.	Protection of Collateral. In the event of any failure of
Borrower to (i) maintain in force and pay for any insurance or bond which Borrower is required to provide pursuant to this Security Agreement or the other Loan Instruments, (ii) keep the Tangible Collateral in good repair and operating condition, (iii) keep the Collateral free from all Liens except for Permitted Liens, (iv) pay when due all taxes, levies and assessments on or in respect of the Collateral, except as permitted pursuant to the terms of Section 4.1 above, (v) make all payments and perform all acts on the part of Borrower to be paid or performed with respect to any of the Collateral, including, without limitation, all expenses of protecting, storing, warehousing, insuring, handling and maintaining the Collateral or (vi) keep fully and perform promptly any other of the obligations of Borrower under this Security Agreement or the other Loan Instruments, Lender, at its option, may (but shall not be required to) procure and pay for such insurance, place such Collateral in good repair and operating condition, pay or contest or settle such Liens or taxes or any judgments based thereon or otherwise make good any other aforesaid failure of Borrower. Borrower shall reimburse Lender immediately upon demand for all sums paid or advanced on behalf of Borrower for any such purpose, together with all costs, expenses and attorneys' fees paid or incurred by Lender in connection therewith and interest at the Default Rate on all sums so paid or advanced from the date of such payment or advancement until repaid to Lender. All such sums paid or advanced by Lender, with interest thereon, immediately upon payment or advancement thereof, shall be deemed to be part of Borrowers' Obligations secured hereby.

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
remedies of a secured party under the Code and all other rights and remedies accorded to Lender at equity or law, including, without limitation, the right to apply for and have a receiver appointed by a court of competent jurisdiction to manage, protect and preserve the Collateral, to continue operating the business of Borrower and to collect all revenues and profits thereof. Any notice of sale or other disposition of Collateral given not less than ten (10) days prior to such proposed action shall constitute reasonable and fair notice of such action. Lender may postpone or adjourn any such sale from time to time by announcement at the time and place of sale stated in the notice of sale or by announcement of any adjourned sale, without being required to give a further notice of sale. Any such sale may be for cash or, unless prohibited by applicable law, upon such credit or installment terms as Lender shall determine. Borrower shall be credited with the net proceeds of such sale only when such proceeds actually are received by Lender in Good Funds. Despite the consummation of any such sale, Borrower shall remain liable for any deficiency on Borrowers' Obligations which remains outstanding following any such sale. All net proceeds received pursuant to a sale shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.

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

        10.	Power of Attorney. To effectuate the rights and remedies of
Lender under this Security Agreement, Borrower hereby irrevocably appoints Lender as its attorney-in-fact, in the name of Borrower or in the name of Lender, (i) to execute and file from time to time financing statements, continuation statements, termination statements and amendments thereto, covering the Collateral, in form satisfactory to Lender and (ii) take all action and execute all documents referred to in Section 9.4 above. The power of attorney granted pursuant to this Section 10 is coupled with an interest and shall be irrevocable until all of Borrowers' Obligations have been paid and performed in full and the Loan Agreement shall have been terminated.


        11.	Certain Agreements of Borrower.

        11.1	Waiver of Notice. Borrower hereby waives notice of
the acceptance of this Security Agreement and, except as otherwise specifically provided in Section 9.1 and 9.3 above or in the Loan Agreement, all other notices, demands or protests to which Borrower otherwise might be entitled by law (and which lawfully may be waived) with respect to this Security Agreement, Borrowers' Obligations and the Collateral.

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


        18.	Survival of Security Agreement; Termination. All covenants,
agreements, representations and warranties made herein shall survive the execution and delivery of the Loan Agreement and shall continue in fall force and effect until Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated.

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

        23.	Termination. This Security Agreement and the Liens and security interests granted hereunder shall not terminate until the full and complete performance and payment and satisfaction of Borrowers' Obligations and the Loan Agreement shall have terminated, whereupon Lender shall release all such Liens and security interests in favor of Lender affecting the Collateral.

[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, this Security Agreement has been executed and delivered by the parties hereto by a duly authorized officer of each such party on the date first set forth above.

Address:				HARBOR BRIDGE INTERMODAL, INC.,
1000 Colfax				an Indiana corporation
Gary, IN 46406


By: _____________________________
Name: ___________________________
Title: ____________________________




Address:				U.S. BANK NATIONAL ASSOCIATION,
30 N. Michigan Avenue		a national banking association
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


Location of Chief Executive Office
1000 Colfax
Gary, IN 46406


Location of Other Places of Business
NONE



Location of Books and Records
1000 Colfax
Gary, IN 46406


Locations of All Tangible Collateral
1000 Colfax
Gary, IN 46406

                              EXHIBIT "E-1"
                                                        Date: April 18, 2000
                                     Amended and Restated as of June 9, 2000
                         Further Amended and Restated as of December 7, 2000
                            Further Amended and Restated as of March 1, 2001
                         Further Amended and Restated as of October 15, 2001
                              Further Amended and Restated as of May 1, 2002

                             LIMITED GUARANTY

	The undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, and May 1, 2002, in the principal amount of $7,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002, in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly");
Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

	This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, in favor of Lender.

Chicago, Illinois
				_________________________
					Michael Kibler

                              EXHIBIT "E-2"

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

                               LIMITED GUARANTY

	The undersigned, Harold Antonson ("Antonson") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"),
(i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, and May 1, 2002, in the principal amount of $7,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002, in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note are referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

        This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, in favor of Lender.


Chicago, Illinois
				_________________________
				Harold Antonson

                              EXHIBIT "F"
                                                        Date: April 18, 2000

                                     Amended and Restated as of June 9, 2000
                         Further Amended and Restated as of December 7, 2000
                            Further Amended and Restated as of March 1, 2001
                         Further Amended and Restated as of October 15, 2001
                              Further Amended and Restated as of May 1, 2002

                          CORPORATE GUARANTY

        To induce U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") and to enter into a certain Fifth Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Fifth Amendment to Loan Agreement, together with the original Loan Agreement dated April 18, 2000, and the amendments thereto dated June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, is the "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally guarantees payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, and May 1, 2002 (the "Revolving Loan Note"); the Equipment Loan Note from Borrowers to Lender dated as of December 7, 2000, as amended and restated as March 1, 2001, October 15, 2001, and May 1, 2002; and the Guidance Line Note, dated as of October 15, 2001 and as amended and restated as of May 1, 2002
(the Revolving Loan Note, the Equipment Loan Note, and the Guidance Note are herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations"). The undersigned further agrees to pay all costs of collection and attorneys' fees paid or incurred by Lender in the collection of the Obligations and the enforcement of this Corporate Guaranty. This Corporate Guaranty shall continue in full force and effect until all of the Obligations, including, but not limited to, all indebtedness evidenced by the Notes, have been fully and irrevocably paid and discharged. This is a guarantee of payment and not of collection and shall be enforceable directly without resorting to any other right, remedy or security.

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

	This Corporate Guaranty amends, restates in its entirety, and supercedes an original Corporate Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, in favor of Lender.

	US 1 INDUSTRIES, INC., an Indiana corporation


	By: _________________________________
	Name: _______________________________
	Title: ________________________________
	Address:	1000 Colfax Street
 		      Gary, IN 46406
	Fax No.:	(219) 977-5227

                                  EXHIBIT "G-1"

                                ACKNOWLEDGEMENT
                           (Subordination Agreement)

        The undersigned hereby acknowledge that U.S. Bank National Association, a national banking association formerly known as Firstar
Bank N.A. ("Lender"), has agreed to add Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"), as an additional Borrower pursuant to that certain Fifth Amendment to Loan Agreement dated as of the date hereof between Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Transport Logistics, LLC, and Harbor (collectively "Borrowers"). Borrowers, Lender, and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), hereby acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination
Agreement dated April 18, 2000, as amended, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such sums loaned to the Borrowers, or any of them, including Harbor, as provided in such Fifth Amendment to Loan Agreement, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, as amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as so amended, the "Loan Agreement") among Borrowers, Lender, and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of May 1, 2002.


						______________________________
						Harold Antonson

						______________________________
						Michael Kibler

                           EXHIBIT "G-2"


                          ACKNOWLEDGEMENT
                    (Subordination Agreement)

        The undersigned hereby acknowledges that U.S. Bank National Association, a national banking association formerly known as Firstar
Bank N.A. ("Lender"), has agreed to add Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"), as an additional Borrower pursuant to that certain Fifth Amendment to Loan Agreement dated as of the date hereof between Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Transport Logistics, LLC, and Harbor (collectively "Borrowers"). Borrowers, Lender, and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), hereby acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such sums loaned to the Borrowers, or any of them, including Harbor, as provided in such Fifth Amendment to Loan Agreement, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, as amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as so amended, the "Loan Agreement") among Borrowers, Lender, and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of May 1, 2002.


				            AUGUST INVESTMENT PARTNERSHIP

					By:	AUGUST INVESTMENT CORPORATION,
						General Partner

						By:	______________________________

						Its:	______________________________

                              EXHIBIT "H"

                       UCC-1 FINANCING STATEMENT
                 HARBOR BRIDGE INTERMODAL, INC., DEBTOR

                    [Please see the attached pages.]

                          REVOLVING LOAN NOTE

$7,000,000.00 	                                Dated as of April 18, 2000
Chicago, Illinois 	            Amended and Restated as of June 12, 2000
	                   Further Amended and Restated as of December 7, 2000 Further Amended and Restated as of October 15, 2001
                              Further Amended and Restated as of May 1, 2002

        FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of SEVEN MILLION AND NO/100ths DOLLARS ($7,000,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 9, 2000, December 7, 2000, October 15, 2001, and May 1, 2002 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"), and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

        The Revolving Loan Note amends, restates in its entirety, and supercedes a Revolving Loan Note dated October 15, 2001, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note December 7, 2000, in the principal face amount of $5,500,000, which amended and restated a Revolving Loan Note dated June 12, 2000, made by Borrowers and payable to the order of Lender, which amended and restated a Revolving Loan Note dated April 18, 2000, in the principal face amount of $3,500,000.
        [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

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
	               Further Amended and Restated as of October 15, 2001

	                        Further Amended and Restated as of May 1, 2002

        FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Maker")), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A., ("Lender"), the principal sum of ONE MILLION AND NO/100ths DOLLARS ($1,000,000.00), or, if less, the aggregate unpaid amount of the Equipment Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

        Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Equipment Loan Noteshall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.

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

        This Equipment Loan Note amends, restates in its entirety, and supercedes an Equipment Loan Note dated as of December 7, 2000, in the original face amount of $500,000 as amended and restated as of March 1, 2001, in the principal face amount of $1,000,000, and as amended and restated as of October 15, 2001.



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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                              GUIDANCE LOAN NOTE

$300,000.00  	                              Dated as of October 15, 2001
Chicago, Illinois	                    Amended and Restated as of May 1, 2002

        FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); and HARBOR BRIDGE INTERMODAL, INC. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A., ("Lender"), the principal sum of THREE-HUNDRED THOUSAND AND NO/100ths DOLLARS ($300,000.00), or, if less, the aggregate unpaid amount of the Guidance Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated as of April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

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

        This Guidance Loan Note amends, restates in its entirety, and supercedes a Guidance Loan Note dated as of October 15, 2001, in the principal face amount of $300,000.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                           SECURITY AGREEMENT

        This SECURITY AGREEMENT, dated as of May 1, 2002, is between HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation ("Borrower"), and U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A. ("Lender").

Preliminary Statement:

        A.	Borrower, CAROLINA NATIONAL TRANSPORTATION INC., KEYSTONE LINES,
GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC.,
UNITY LOGISTIC SERVICES INC., ERX, INC., FRIENDLY TRANSPORT, INC., TRANSPORT LEASING, INC., and TRANSPORT LOGISTICS, LLC, (the "Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Fifth
Amendment to Loan Agreement of even date herewith which amends that certain
Loan Agreement by and between Lender, the Other Borrowers, and Guarantor, dated as of April 18, 2000, and amended as of June 9, 2000, December 7,
2000, March 1, 2001, and October 15, 2001 (the April 18, 2000 Loan
Agreement, as so amended and as amended by the Fifth Amendment to Loan Agreement, constitutes the "Loan Agreement"). Pursuant to the Loan
Agreement and subject to the terms and conditions thereof, Lender has agreed to make loans and other financial accommodations to Borrower and the Other Borrowers.

        B.	One of the conditions precedent to Lender's obligations under the Loan Agreement is that Borrower shall have executed and delivered this Security Agreement to secure the payment and performance of Borrowers' Obligations thereunder.

        NOW, THEREFORE, in order to induce Lender to make Advances, and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto hereby agree as follows:

        1.	Definitions. All terms used herein which are defined in the
Illinois Uniform Commercial Code (the "Code") shall have the same meaning herein as in the Code unless the context in which such terms are used herein indicates otherwise. All capitalized terms used but not elsewhere defined in this Security Agreement shall have the respective meanings ascribed to such terms in the Loan Agreement, together with any future amendments and modifications thereto or restatements thereof. As used herein, the following terms shall have the following meanings:

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

        3.6	Tangible Collateral-Personal Property. All Tangible Collateral
at all times shall be considered personal property.

        3.7	Accounts. Each existing Account constitutes, and each hereafter-
arising Account will constitute, to the best of Borrower's knowledge, the legally valid and binding obligation of the account debtor obligated to pay the same. The amount represented by Borrower to Lender as owing by each account debtor is, or will be, the correct amount actually and unconditionally owing, except for normal cash discounts and allowances where applicable. To the best of Borrower's knowledge, no account debtor has any defense, set-off, claim or counterclaim against Borrower that can be asserted against Lender, whether in any proceeding to enforce Lender's rights in the Collateral or otherwise. None of the Accounts is, nor will any hereafter-arising Account be, evidenced by a promissory note or other instrument other than a check, unless delivered to Lender with appropriate endorsements.

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

        6.	Protection of Collateral. In the event of any failure of
Borrower to (i) maintain in force and pay for any insurance or bond which Borrower is required to provide pursuant to this Security Agreement or the other Loan Instruments, (ii) keep the Tangible Collateral in good repair and operating condition, (iii) keep the Collateral free from all Liens except for Permitted Liens, (iv) pay when due all taxes, levies and assessments on or in respect of the Collateral, except as permitted pursuant to the terms of Section 4.1 above, (v) make all payments and perform all acts on the part of Borrower to be paid or performed with respect to any of the Collateral, including, without limitation, all expenses of protecting, storing, warehousing, insuring, handling and maintaining the Collateral or (vi) keep fully and perform promptly any other of the obligations of Borrower under this Security Agreement or the other Loan Instruments, Lender, at its option, may (but shall not be required to) procure and pay for such insurance, place such Collateral in good repair and operating condition, pay or contest or settle such Liens or taxes or any judgments based thereon or otherwise make good any other aforesaid failure of Borrower. Borrower shall reimburse Lender immediately upon demand for all sums paid or advanced on behalf of Borrower for any such purpose, together with all costs, expenses and attorneys' fees paid or incurred by Lender in connection therewith and interest at the Default Rate on all sums so paid or advanced from the date of such payment or advancement until repaid to Lender. All such sums paid or advanced by Lender, with interest thereon, immediately upon payment or advancement thereof, shall be deemed to be part of Borrowers' Obligations secured hereby.

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
remedies of a secured party under the Code and all other rights and remedies accorded to Lender at equity or law, including, without limitation, the right to apply for and have a receiver appointed by a court of competent jurisdiction to manage, protect and preserve the Collateral, to continue operating the business of Borrower and to collect all revenues and profits thereof. Any notice of sale or other disposition of Collateral given not less than ten (10) days prior to such proposed action shall constitute reasonable and fair notice of such action. Lender may postpone or adjourn any such sale from time to time by announcement at the time and place of sale stated in the notice of sale or by announcement of any adjourned sale, without being required to give a further notice of sale. Any such sale may be for cash or, unless prohibited by applicable law, upon such credit or installment terms as Lender shall determine. Borrower shall be credited with the net proceeds of such sale only when such proceeds actually are received by Lender in Good Funds. Despite the consummation of any such sale, Borrower shall remain liable for any deficiency on Borrowers' Obligations which remains outstanding following any such sale. All net proceeds received pursuant to a sale shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.

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

        10.	     Power of Attorney. To effectuate the rights and remedies of
Lender under this Security Agreement, Borrower hereby irrevocably appoints Lender as its attorney-in-fact, in the name of Borrower or in the name of Lender, (i) to execute and file from time to time financing statements, continuation statements, termination statements and amendments thereto, covering the Collateral, in form satisfactory to Lender and (ii) take all action and execute all documents referred to in Section 9.4 above. The power of attorney granted pursuant to this Section 10 is coupled with an interest and shall be irrevocable until all of Borrowers' Obligations have been paid and performed in full and the Loan Agreement shall have been terminated.

        11.	Certain Agreements of Borrower.

        11.1	Waiver of Notice. Borrower hereby waives notice of the
acceptance of this Security Agreement and, except as otherwise specifically provided in Section 9.1 and 9.3 above or in the Loan Agreement, all other notices, demands or protests to which Borrower otherwise might be entitled by law (and which lawfully may be waived) with respect to this Security Agreement, Borrowers' Obligations and the Collateral.

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

        18.	Survival of Security Agreement; Termination. All covenants,
agreements, representations and warranties made herein shall survive the execution and delivery of the Loan Agreement and shall continue in fall force and effect until Borrowers' Obligations are paid and performed in full and the Loan Agreement shall have been terminated.

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

        23.	Termination. This Security Agreement and the Liens and security interests granted hereunder shall not terminate until the full and complete performance and payment and satisfaction of Borrowers' Obligations and the Loan Agreement shall have terminated, whereupon Lender shall release all such Liens and security interests in favor of Lender affecting the Collateral.
[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, this Security Agreement has been executed and delivered by the parties hereto by a duly authorized officer of each such party on the date first set forth above.
Address:				HARBOR BRIDGE INTERMODAL, INC.,
1000 Colfax				an Indiana corporation

Gary, IN 46406


By: _____________________________
Name: ___________________________
Title: ____________________________


Address:				U.S. BANK NATIONAL ASSOCIATION,
30 N. Michigan Avenue		a national banking association
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

                           LIMITED GUARANTY
	The undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, and May 1, 2002, in the principal amount of $7,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002, in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly");
Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

	The undersigned further agrees that if at any time all or any part of any payment heretofore applied by Lender to the Guaranteed Debt hereby is or must be rescinded or returned by Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of any Guarantor), such indebtedness shall for the purposes of this Guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by Lender, and this Guaranty shall continue to be effective or be reinstated as the case may be, as to such guaranteed indebtedness, all as though such a pplication by Lender had not been made.

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

	This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, in favor of Lender.

Chicago, Illinois
				_________________________
					Michael Kibler

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

                         LIMITED GUARANTY

	The undersigned, Harold Antonson ("Antonson") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"),
(i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, and May 1, 2002, in the principal amount of $7,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002, in the principal amount of $1,000,000; and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan

Note and Guidance Loan Note are referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002, between Borrowers, Lender and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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
		             600 Peachtree Street
		             Atlanta, Georgia  30342
		             Fax:  (404) 885-3827

	Notices shall be deemed properly delivered and received when and if(i) personally delivered; (ii) delivered by Federal Express or other overnight courier; or (iii) delivered by facsimile provided a hard copy of any such notice delivered by facsimile is delivered to the addressee within one business day thereafter by either of the methods listed in (i) or (ii) above.

	This Guaranty shall (i) bind the undersigned and their successors and assigns, (ii) inure to the benefit of Lender, its successors and assigns and
(iii) be governed by the internal laws of the State of Illinois.

        This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, in favor of Lender.


Chicago, Illinois
				_________________________
				Harold Antonson

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

                              CORPORATE GUARANTY

        To induce U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); and Harbor Bridge Intermodal, Inc. ("Harbor") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, and Harbor are hereinafter collectively referred to as "Borrowers") and to enter into a certain Fifth Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Fifth Amendment to Loan Agreement, together with the original Loan Agreement dated April 18, 2000, and the amendments thereto dated June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, is the "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally guarantees payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, and May 1, 2002 (the "Revolving Loan Note"); the Equipment Loan Note from Borrowers to Lender dated as of December 7, 2000, as amended and restated as March 1, 2001, October 15, 2001, and May 1, 2002; and the Guidance Line Note, dated as of October 15, 2001 and as amended and restated as of May 1, 2002 (the Revolving Loan Note, the Equipment Loan Note, and the Guidance Note are herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations"). The undersigned further agrees to pay all costs of collection and attorneys' fees paid or incurred by Lender in the collection of the Obligations and the enforcement of this Corporate Guaranty. This Corporate Guaranty shall continue in full force and effect until all of the Obligations, including, but not limited to, all indebtedness evidenced by the Notes, have been fully and irrevocably paid and discharged. This is a guarantee of payment and not of collection and shall be enforceable directly without resorting to any other right, remedy or security.

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

	This Corporate Guaranty amends, restates in its entirety, and supercedes an original Corporate Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, and October 15, 2001, in favor of Lender.
	US 1 INDUSTRIES, INC., an Indiana corporation
	By: _________________________________
	Name: _______________________________
	Title: ________________________________
	Address:	1000 Colfax Street
		      Gary, IN 46406
	            Fax No.:	(219) 977-5227

                           ACKNOWLEDGEMENT
                      (Subordination Agreement)

        The undersigned hereby acknowledge that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to add Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"), as an additional Borrower pursuant to that certain Fifth Amendment to Loan Agreement dated as of the date hereof between Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Transport Logistics, LLC, and Harbor (collectively "Borrowers"). Borrowers, Lender, and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), hereby acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such sums loaned to the Borrowers, or any of them, including Harbor, as provided in such Fifth Amendment to Loan Agreement, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, as amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as so amended, the "Loan Agreement") among Borrowers, Lender, and Borrowers' Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.


IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of May 1, 2002.

						______________________________
						Harold Antonson

						______________________________
						Michael Kibler

                           ACKNOWLEDGEMENT
                      (Subordination Agreement)

The undersigned hereby acknowledges that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to add Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"), as an additional Borrower pursuant to that certain Fifth Amendment to Loan Agreement dated as of the date hereof between Carolina National Transportation Inc., Keystone Lines, Gulf Line Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic
Services Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing,
Inc., Transport Logistics, LLC, and Harbor (collectively "Borrowers"). Borrowers, Lender, and US 1 Industries, Inc., the parent of Borrowers ("Borrowers' Parent"), hereby acknowledge and agree that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended, between Lender and the Undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any such sums loaned to the Borrowers, or any of them, including Harbor, as provided in such Fifth Amendment to Loan Agreement, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under that certain Loan Agreement among Borrowers, Lender and Borrowers' Parent dated April 18, 2000, as amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, and May 1, 2002 (as so amended, the "Loan Agreement") among Borrowers, Lender, and Borrowers'
Parent and that any amounts advanced to any of Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of May 1, 2002.


						AUGUST INVESTMENT PARTNERSHIP

						By: ______________________________
							General Partner