Form 10-Q
period 2003-03-31
US 1 INDUSTRIES INC
filed 2003-05-14
CIK 351498

                                FORM 10-Q


              ________________________________________________


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                              QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_


As of May 14, 2003, there were 11,618,224 shares of registrant's common stock were outstanding.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                              March 31,            December 31,
                                                2003                   2002
                                                                   (Unaudited)
CURRENT ASSETS:
Cash                                           $       0         $          0
Accounts receivable-trade, less allowance for
    doubtful accounts of $530,000 and $460,000
    respectively                                 18,180,843        16,468,912
Other receivables, including receivables due
   from affiliated entities of $25,500 and
   $261,000, respectively                         1,677,792         1,648,599
Deposits                                             45,200            45,200
Prepaid expenses                                    565,685           473,174
Current deferred tax asset				    600,000	          600,000
                                                  ----------       -----------
      Total current assets                       21,069,520        19,235,885

FIXED ASSETS:
   Equipment                                      1,739,903         1,669,781
   Less accumulated depreciation and amortization  (585,245)         (512,406)
                                                 -----------       -----------
      Net fixed assets                            1,154,658         1,157,375
                                                 -----------       -----------
ASSETS HELD FOR SALE:
   Land                                             195,347           195,347
   Valuation allowance                             (141,347)         (141,347)
                                                 -----------       -----------
      Net assets held for sale                       54,000            54,000
Non-current deferred tax asset			    600,000           600,000
Other Assets                                        397,745           396,527
                                                 -----------       -----------
TOTAL ASSETS                                    $23,275,923       $21,443,787
                                                 ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


LIABILITIES AND SHAREHOLDERS' EQUITY
                                         March 31,          December 31,
                                           2003                 2002
                                                            (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit              $ 7,692,698         $ 6,118,480
   Current portion of long-term debt         902,409           1,197,667
   Accounts payable                        6,393,109           5,627,909
   Accrued expenses                          334,703             403,296
   Insurance and claims                      585,238           1,044,222
   Accrued compensation                       70,766              87,273
   Accrued interest                        1,061,659           1,009,394
   Fuel and other taxes payable               80,251              81,714
   Accrued Legal Settlement                  700,000             700,000
                                          -----------       ------------
      Total current liabilities           17,820,833          16,269,955
                                          -----------       ------------
LONG-TERM DEBT
(primarily to related parties)             2,957,569           3,113,653

Minority Interest                            118,573             202,751

REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000
   shares; no par value; 11,618,224
   shares outstanding as of               42,103,080          42,068,639
    March 31, 2003 and December 31, 2002.
   Accumulated deficit                   (39,724,132)        (40,211,211)
                                          -----------         -----------
   Total shareholders' equity              2,378,948           1,857,428
                                          -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                        $ 23,275,923         $21,443,787
                                          ===========        ============

The accompanying notes are an integral part of the consolidated financial statements.

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
              MARCH 31, 2003 AND MARCH 31, 2002 (UNAUDITED)

                                            MARCH 31,        MARCH 31,
                                              2003	          2002
                                          _____________  ______________

OPERATING REVENUES                         $28,552,527    $ 20,935,674
                                           ------------    ------------
OPERATING EXPENSES:
    Purchased transportation                21,230,405      15,654,412
    Commissions                              2,810,606       2,015,470
    Insurance and claims                     1,115,963         775,627
    Salaries, wages, and other               1,533,174       1,023,337
    Operating supplies and expense             660,407         464,211
    Other expenses                             674,613         529,387
                                           ------------    ------------
     Total operating expenses               28,025,168      20,462,444
                                           ------------    ------------
OPERATING INCOME                               527,359         473,230
                                           ------------    ------------
NON-OPERATING INCOME (EXPENSE):
    Legal Settlement                                 0        (360,000)
    Interest income                              3,667           9,950
    Interest expense                          (129,717)       (135,467)

    Other income                               116,086          34,820
                                           ------------    ------------
    Total non-operating expense                 (9,964)       (450,697)
                                           ------------    ------------
NET INCOME BEFORE MINORITY INTEREST        $   517,395    $     22,533
Minority Interest Expense                       30,316          14,353
                                           ------------    ------------
NET INCOME                                 $   487,079    $      8,180
DIVIDENDS ON PREFERRED SHARES                        0         (28,286)
                                           ------------   -------------
NET INCOME(LOSS)AVAILABLE
 TO COMMON SHAREHOLDERS                        487,079         (20,106)
                                           ============   =============

Basic and Diluted Net Income
Per Common Share                           $      0.04    $       0.00
                                           ============   =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                        $11,618,224    $ 10,618,224
                                           ============   =============


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003





                                                                     Total
                            Common      Common    Accumulated   Shareholders'
                            Shares      Stock       Deficit         Equity

Balance, December 31, 2002 11,618,224  $42,068,639 $(40,211,211) $1,857,428

Minority interest in
subsidiary                          0       34,441            0      34,441

Net income                          0            0      487,079     487,079

Balance, March 31, 2003    11,618,224  $42,103,080 $(39,724,132)$2,378,948


































                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
            MARCH 31, 2003 (UNAUDITED) AND MARCH 31, 2002 (UNAUDITED)

                                              Three Months Ended March 31,
                                                 2003             2002
                                              (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      487,079           8,180
Adjustments to reconcile net income to net
 net cash (used in) provided by operating activities
   Depreciation and amortization                 72,839          56,637
  Compensation Expense resulting from
   issuance of equity in subsidiary              37,500          37,500
  Provision for bad debts                       128,612         127,307
  Minority interest expense                      30,316          14,351
  Legal Settlement                                    0         360,000
  Changes in operating assets and liabilities:
    Accounts receivable - trade              (1,840,543)     (1,526,587)
    Other receivables                           (29,193)       (433,528)
    Prepaid expenses                            (92,511)        174,916
    Deposits & other assets                      (1,218)         (1,000)
    Accounts payable                            647,647       1,089,803
    Accrued expenses                            (68,593)         13,533
    Accrued interest                             52,265          23,961
    Insurance and claims                       (458,984)        121,638
    Accrued compensation                        (16,507)          5,113
    Fuel and other taxes payable                 (1,463)        (22,654)
                                               ---------        --------
  Net cash(used in)provided by
   operating activities                      (1,052,754)          9,170
                                               ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                     (70,122)        (12,127)
                                                --------        --------
  Net cash used in investing activities         (70,122)        (12,127)
                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
  line of credit                              1,574,218        (182,829)
  Principal payments on long-term debt         (181,342)       (126,274)
  Repayments of shareholder loans              (270,000)        (50,000)
                                               ---------        --------
  Net cash provided by (used in)
   financing activities                       1,122,876        (359,103)
                                               ---------        --------
NET DECREASE IN CASH                                  0        (322,060)
CASH, BEGINNING OF PERIOD                             0         322,060
                                               ---------        --------
CASH, END OF PERIOD                                   0               0
                                               =========        ========
Non-Cash Investing Activity
    In March 2003, a majority owned subsidiary of the Company declared a dividend.  $117,553 due to Minority Shareholders is included in accounts payable at March 31, 2003.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31 2003 and the consolidated statements of income, shareholders' equity and cash flows for the three months ended March 31 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("Company") audited consolidated financial statements for the year ended December 31, 2002, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an interpretation of ARB
51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. At this time, the Company does not believe that the adoption of this interpretation will have a material effect on its financial statements.


3. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2002 financial statements to conform with the 2003 presentation.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. EARNINGS PER COMMON SHARE

    The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS. There were no outstanding common stock equivalents in these periods.

                                                  Three Months Ended
Numerator                                         2003          2002
    Net income                               $ 487,076     $   8,180
    Dividends on preferred shares                    0       (28,286)
                                             ---------    ----------
 Net income available to common
      shareholders for basic and
       diluted EPS                            487,076       (20,106)
Denominator
      Weighted average common shares
      outstanding for basic and
      diluted EPS                          11,618,224    10,618,224

5. REVOLVING LINE OF CREDIT

    The Company has an $8.5 million line of credit that matures on October 1, 2003. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. At March 31, 2003, the interest rate on this line of credit was at prime (4.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2003, the outstanding borrowings on this line of credit were $7.7 million.

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

6. MINORITY INTEREST

    Carolina Group ("Carolina") consists of Carolina National Transportation, Inc., Gulf Line Transport, Inc., Five Star Transport, Inc., and Friendly Transport, Inc., all majority owned subsidiaries of the Company. The Company entered into an agreement with certain key employees of Carolina in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following the year in which Carolina achieves positive retained earnings, contingent upon certain restrictions, including

                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002. The employees will receive an additional 15% at December 31, 2003, and an additional 10% at December 31, 2004. As a result of this agreement, the Company incurred compensation expense of $37,500 for both the three months ended March 31, 2003 and 2002. The Company also recognized minority interest expense of $30,316 and $14,351 relating to the employees' portion of Carolina's net income for the three months ended March 31, 2003 and 2002, respectively.

    In March 2003, the Carolina Group declared a dividend. $117,543 due to the minority shareholders is included in accounts payable at March 31, 2003.

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

    In May 2002, judgment was rendered on these claims in favor of the plaintiff in the amount of $720,000. As a result, the Company increased its accrual for this litigation to $700,000 by recording a charge of $560,000 relating to this litigation for the year ended December 31, 2002. $360,000 of this charge was recorded for the three months ended March 31, 2003, based on the facts available at that time. An additional $200,000 charge was recorded in the fourth quarter of 2002. The Company is currently appealing this judgment.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

    You should read the following discussion regarding the Company along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2003 and beyond may differ materially from those expressed in, or implied by these forward-looking statements.

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2003 and 2002 and in the Company's Form 10-K for its fiscal year ended December 31, 2002, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Three months ended March 31, 2003 Compared to the three months ended March 31, 2002

    The Company's operating revenues increased to $28.6 million for the three months ended March 31, 2003 from $20.9 million for the same period in 2002. This is an increase of 36.4%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and Keystone Lines, Inc. and the opening of Harbor Bridge Transportation. The growth of these subsidiaries is primarily attributable to the addition of new terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses.
Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 74.3% of revenue for the three months ended March 31, 2003 from 74.8% for the three months ended March 31, 2002. The slight decrease is partially offset by the slight increase in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions remained relatively consistent at 9.8% of revenue for the three months ended March 31, 2003 from 9.6% of revenue for the three months ended March
31, 2002. As previously described, the slight increase of 0.2% of revenue is partially offset by the decrease in purchased transportation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

    Insurance and claims increased to 3.9% of revenue for the three months ended March 31, 2003 from 3.7% of revenue for the three months ended March 31, 2002. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

    The increase of 0.2% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy.

    Salaries, wages, and fringe benefits were 5.4% of revenue for the three months ended March 31, 2003 compared to 4.9% of revenue for the three months ended March 31, 2002. This increase of 0.5% can primarily be attributed to three newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions. In addition, the Company hired three agent recruiters in the first quarter 2003.

    Other operating expenses as a percentage of revenue remained consistent at 4.7% for both the three months ended March 31, 2003 and 2002. While not all operating expenses are directly variable with revenues, several components of operating expenses such as bad debt expense are directly impacted by the increased revenue. In addition, the Company has expanded by adding new terminals and operations resulting in the addition of new locations which in turn leads to an increase in operating expenses such as rent. Other operating expenses increased $0.3 million from $1.0 million in 2002 to $1.3 million in 2003. The increase is primarily attributable to (1) a $0.15 million increase due to new operations which began in the fourth quarter of 2002 and (2) an overall increase in operating expenses at other locations as volume continued to grow during 2003.

The following table set forth the percentage relationships of expense items to revenue for the three months ended March 31, 2003 and March 31, 2002:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

                                                      2003      2002
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           74.3     74.8
    Commissions                                         9.8      9.6
    Insurance and claims                                3.9      3.7
    Salaries, wages and fringe benefits                 5.4      4.9
    Other operating expenses                            4.7      4.7
                                                     -------   ------
     Total operating expenses                          98.1     97.7
                                                      ------   ------
Operating income                                        1.9      2.3

    Based on the changes in revenue and expenses described above, operating income increased by $54,129. Operating income for the three months ended March 31, 2003 was $527,359 compared to $473,230 for the three months ended March 31, 2002.

    Interest expense decreased by $5,750 in 2003. Interest expense for the three months ended March 31, 2003 was $129,717 compared to interest expense of $135,467 for the three months ended March 31, 2002. This decrease in interest expense is attributable to a continued decrease in the prime rate. The rate on the Company's loan with Firstar is currently based on certain financial covenants and may range from prime to prime plus .5%. At March 31, 2003, the interest rate charged on the loan with Firstar was prime (4.25%).

    Non-operating (income) expense, exclusive of interest expense, was ($119,750) for the three months ended March 31, 2003 versus $315,230 for the three months ended March 31, 2002. This is an increase of ($434,980) and is primarily attributable to a decrease in legal settlement expense. For the three months ended March 31, 2002, the Company incurred a $360,000 expense relating to a court ruling on litigation against the Company.

    Minority interest expense of $30,316 and $14,353 for the three months ended March 31, 2003 and 2002, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three year period (see note 6 to condensed financial statements).

    As a result of the factors described above, net income for the three months ended March 31, 2003 was $487,076 compared with $8,180 for the same period in 2002.

Liquidity and Capital Resources

    Net cash provided by (used in) operating activities decreased ($1.1) million from $0.05 million for the three months ended March 31, 2002 to ($1.05) million for the three months ended March 31, 2003. Although the Company continues to operate profitably, a significant amount of the profits are utilized to fund the Company's continued growth. As a result of the continued growth of existing terminals and new operations in the second half of 2002, accounts receivable increased approximately $1.8 million in 2003. This increase in accounts receivable was only partially offset by a corresponding increase in accounts payable of $0.6 million. This is due to the fact that the Company's customers typically pay 30 - 45 days from the invoice date. However, payment terms to many agents and independent owner operators are typically less than 15 days. The Company also has $700,000 accrued relating to a court ruling against the Company on certain litigation. While the Company intends to appeal this verdict, if the appeal is unsuccessful, the funding of this amount will result in a reduction in future cash provided by operations.

    Net cash used in investing activities was $70,122 (consisting primarily of purchases of office equipment) for the three months ended March 31, 2003 compared to net cash used in investing activities of $12,127 for the three months ended March 31, 2002.

    Net cash provided by (used in) financing activities increased $1.4 million from ($0.3) million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003. The cash provided by financing activities for 2003 is primarily due to a net increase in the Company's line of credit of $1.6 million. The Company depends on its line of credit to fund its growth. Partially offsetting the cash provided by the line of credit borrowings were payments of subordinated shareholder debt (with bank approval) of $270,000 and principal payments on other long-term debt of $181,342.

    The Company has an $8.5 million revolving line of credit with borrowings limited to 75% of eligible accounts receivable. Based on the Company's eligible accounts receivable at March 31, 2003, unused availability under the line of credit at March 31, 2003 was $807,382. The Company is dependent upon the funds available under its loan agreement for liquidity. The facility generally permits the Company to borrow up to 75% of its receivables. As a result, as long as the Company can fund the remaining 25% from funds generated internally from operations or otherwise, this facility provides the Company sufficient liquidity to meet its needs on an ongoing basis. However, as the Company continues to grow, it will need to expand the facility in order to fund its growth.

    The Company also has two additional equipment loans used to fund equipment purchases. The outstanding balances on these loans bear interest at the prime rate in effect plus 1% per annum (5.25% at March 31, 2003). The principal balance of these equipment loans is payable based on a five year amortization of the outstanding balances with any remaining unpaid balance due in October 2003. The outstanding balances under these equipment loans totaled $606,756 at March 31, 2003 and are collateralized by the related equipment funded by these borrowings. The Company intends to and believes it will be successful in extending the maturity date of these loans into fiscal 2004.

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

    The Company also has approximately $3.1 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the bank and is currently being repaid at a rate of $240,000 per year. Currently, this shareholder debt matures in October 2, 2004. It is anticipated that the maturity date of this debt will eventually be extended beyond 2004.

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

    The Company has approximately $25,500 of other accounts receivable due from entities under common control as of March 31, 2003.

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a Director of the Company and the Company has a deposit with the provider.

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $3.1 million.
In addition, the Company has approximately $1 million of accrued interest due under these notes payable.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at March 31, 2003 includes $413,000 due from or guaranteed by these companies.

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

Item 6    Exhibits and Reports on Form 8-K

(a)(1)    List of Exhibits

    The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:


Exhibit 1.1	 Seventh Amendment of Loan and Security Agreement with
             FIRSTAR and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2003 filed on May 14, 2003).

(b)(1) Reports on Form 8-K
No Reports on Form 8-K have been filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

US 1 Industries, Inc.


Michael E. Kibler
President

Harold E. Antonson
Chief Financial Officer

May 14, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	I, Michael Kibler, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of US 1
Industries, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) 	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	05/14/2003					/s/Michael Kibler
							Michael Kibler
                                          Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	I, Harold Antonson, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of US 1
Industries, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) 	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	05/14/2003					/s/Harold Antonson
							Harold Antonson
							Chief Financial Officer

                    SEVENTH AMENDMENT TO LOAN AGREEMENT

       This Seventh Amendment to Loan Agreement ("Amendment"), dated as of March 21, 2003, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star");
CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC
SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability
Company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation ("Patriot"); LIBERTY TRANSPORT, INC., an Indiana corporation ("Liberty"); and KEYSTONE LINES CORPORATION, an Indiana corporation ("Keystone-Indiana"), (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty, and Keystone-Indiana are hereinafter collectively referred to as "Borrowers" or individually as a "Borrower"); US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"); and U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"). Capitalized terms not defined herein have the meanings ascribed to them in the Loan Agreement, as that term is defined herein.
PRELIMINARY STATEMENT:
       All Borrowers except Patriot, Liberty, and Keystone-Indiana have previously entered into a Loan Agreement with Lender dated as of April 18, 2000, and amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August 1, 2002 (the April 18, 2000
Loan Agreement, as so amended, is the "Existing Loan Agreement," and, as amended by this Amendment, constitutes the "Loan Agreement").
       Lender has agreed to amend the Existing Loan Agreement to do the following: (i) consent to the joinder of Patriot, Liberty, and Keystone-Indiana as Borrowers, (ii) consent to the merger of Keystone into Keystone-Indiana, and (iii) provide for the issuance of standby letters of credit under the Revolving Loan.
       NOW, THEREFORE, it is hereby agreed as follows:
1.	Guarantor hereby designates each of Patriot, Liberty, and Keystone-

Indiana as an entity to be included as a Borrower under the Loan Agreement; Lender hereby consents to the addition of each of the foregoing as an additional Borrower.
2.	Each of Patriot, Liberty and Keystone-Indiana hereby agrees to all of the terms and conditions set forth in the Loan Agreement, assumes the obligations of Borrowers thereunder jointly and severally with the other Borrowers, agrees to be bound by all of the terms, covenants, agreements, and conditions thereof, as the same apply to the other Borrowers, and agrees to execute such documents as Lender may reasonably require in connection with the assumption of the foregoing undertakings.
3.	Lender hereby consents to the merger of Keystone into Keystone-Indiana.
4.	Each of Borrowers and Guarantor represent and warrant that no Event of
Default or Incipient Default exists or will occur as a result of the execution of and performance under this Seventh Amendment to Loan Agreement and that each of their representations and warranties set forth in the Loan Instruments is true and correct as of the date hereof, except to the extent that any such representations or warranties speak exclusively to an earlier date.

5.    The parties hereby agree to amend and restate in their entirety the following definitions in Section 1.1 of the Loan Agreement as follows:
       "Advance: any advance of the Revolving Loan (including, without limitation, the payment of any sum pursuant to a Standby Letter of
Credit to the beneficiary named therein), the Equipment Loan, or the Guidance Loan."
       "Borrowers: 'Borrowers' means Carolina National Transportation Inc., an Indiana corporation; Keystone Lines, a California corporation; Gulf Line Transport Inc., an Indiana corporation; Five Star Transport, Inc., an Indiana corporation; Cam Transport, Inc., an Indiana corporation; Unity Logistic Services Inc., an Indiana corporation; ERX, Inc., an Indiana corporation; Friendly Transport, Inc., an Indiana corporation; Transport Leasing, Inc., an Arkansas corporation; Transport Logistics, LLC, an Arkansas limited liability company; Harbor Bridge Intermodal, Inc., an Indiana corporation; Patriot Logistics, Inc., an Indiana corporation; Liberty Transport, Inc., an Indiana corporation; and
Keystone Lines Corporation, an Indiana corporation, and such other entities owned or controlled by any of the foregoing or US 1 Industries, Inc., an Indiana corporation, which elect in writing to be designated as a Borrower hereunder in writing and on terms satisfactory to Lender and to which Lender elects to extend credit hereunder.";
       "Equipment Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Equipment Loan Commitment, dated as of December 7, 2000, as amended and restated as of October 15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003";
       "Guidance Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Guidance Loan Commitment, dated as of October 15, 2001, as amended and restated as of May 1, 2002, August 1, 2002, and March 21, 2003";
       "Loan Instruments:
(i)		Loan Agreement;
(ii)		Revolving Loan Note;
(iii)		Equipment Loan Note;
(iv)		Guidance Loan Note;
(v)		Corporate Guaranty;
(vi)		Security Instruments;
(vii)	      Closing Certificate;
(viii)	Subordination Agreements;
(ix)		Personal Guaranties
(x)		Reaffirmations of Personal Guaranties;
(xi)		Corporate Guaranty
(xii)	      Reaffirmation of Corporate Guaranty;
(xiii)	Standby Letter of Credit;
(xiv)	      Application and Agreement for Standby Letter of Credit;
(xv)	      Continuing Reimbursement Agreement for Standby Letters of
            Credit; and
(XVI)       such other instruments and documents as Lender may
reasonably require in connection with the transactions contemplated by this Loan Agreement;as the same may be amended and/or restated from time to time, including without limitation as amended by or pursuant to that certain Loan Agreement dated April, 18, 2000, by and between the parties hereto, as amended by that certain Amendment to Loan Agreement dated June 9, 2000, that certain Second Amendment to Loan Agreement dated December 7, 2000, that certain Third Amendment to Loan Agreement dated March 1, 2001, that certain Fourth Amendment to Loan Agreement dated October 15, 2001, that certain Fifth Amendment to Loan Agreement dated May 1, 2002, that certain Sixth Amendment to Loan Agreement dated August 1, 2002, and that certain Seventh Amendment to Loan
Agreement dated March 21, 2003"; and
       "Revolving Loan Note: the promissory note executed by
Borrowers payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of April 18, 2000, and as further amended and Restated as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003".
6.	The parties hereby agree to amend Section 1.1 of the Loan
Agreement to add the following definition:

"Standby Letters of Credit: standby letters of credit issued by Lender at the request of Borrower, from time to time, in a form acceptable to Lender, in an aggregate face amount of up to the lesser of $850,000 or the available portion of the Revolving Loan Commitment, to be issued in favor of the beneficiary named therein, on the terms and conditions set forth in the Loan Agreement."

7.    The parties hereto agree to amend and restate Section 2.1.1 of the Loan Agreement in its entirety as follows:
(a)	Advances of the Revolving Loan and Issuance of Standby Letters
of Credit. Upon the terms and subject to the conditions herein set forth, Lender agrees to make Advances of the Revolving Loan to Borrower from time to time from the Closing Date to the Revolving Loan Maturity Date in an aggregate amount outstanding at any one time not in excess of the Revolving Loan Commitment then in effect. Lender agrees to issue Standby Letters of Credit under the Revolving Loan upon satisfaction of the conditions set forth in subsection 2.1.1(b) below. The issuance of a Standby Letter of Credit shall immediately reduce the amount of the Revolving Loan Commitment available for Advances by the face amount of that Standby Letter of Credit. A draw against a Standby Letter of
Credit shall constitute an Advance of the Revolving Loan, and any Indebtedness with respect to a Standby Letter of Credit or the reimbursement obligations pursuant thereto shall be evidenced by the
Note and secured by the Security Agreement and the other Loan
Documents;
(b)	Conditions to Issuance of a Standby Letter of
Credit.  As preconditions to the issuance of a Standby Letter of
Credit, Lender shall require the following:  (i)The conditions attendant to an Advance of the Revolving Loan shall be satisfied; and(ii)One or more Borrowers shall execute and deliver Lender's Application and Agreement for Standby Letter of Credit and Lender's Continuing Reimbursement Agreement for Standby Letters of Credit, on
the forms provided by and acceptable to Lender, as said documents may be amended or replaced from time to time, together with such other documentation as Lender may request in support thereof (collectively, the "Letter of Credit Documents"), at least five (5) Business Days prior to the proposed date of issuance of a Standby Letter of Credit. In the event of any conflict between the terms of this Loan Agreement and the
Letter of Credit Documents, the former shall control; (c)	Payments.
In determining whether to pay under a Standby Letter of Credit, Lender shall not have any obligation to the Borrowers or Guarantor other than to confirm that any documents required to be delivered under such

Standby Letter of Credit appear to have been delivered and appear to comply on their face with the requirements of such Standby Letter of
Credit.  Any action taken or omitted by Lender under or in connection with any Standby Letter of Credit, if taken or omitted in the absence of gross negligence and willful misconduct, shall not impose upon Lender any liability to the Borrowers or Guarantor and shall not reduce or impair Borrowers' reimbursement obligations thereunder;
(d)	Term and Renewals.  A Standby Letter of Credit may be issued for a term of up to one year, and, if Lender thereafter agrees, may be renewed for such additional periods as Lender may agree to, provided however, that the expiration date of a Standby Letter of Credit may not extend beyond the Revolving Loan Maturity Date;
(e) Fees.  A letter of credit fee in the amount of two percent
(2%) of the face value of each Standby Letter of Credit issued hereunder shall be paid to Lender upon the date of issuance, and upon each anniversary thereof, for so long as that Standby Letter of Credit remains outstanding;
(f) Obligations Absolute. The Borrowers' obligations to repay any Indebtedness arising from a draw on a Standby Letter of Credit shall be shall be absolute and unconditional, irrespective of any setoff, counterclaim or defense to payment which any Borrower may have or have had against Lender that Lender shall not be responsible for, and the Borrowers' obligation to reimburse sums paid under a Standby Letter of Credit shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even if such documents should in fact prove to be in any respect invalid or fraudulent, or any dispute between or among any Borrower, the beneficiaries of the Standby Letter of Credit, and/or Lender.
Lender shall not be liable for any error, omission, interruption or
Delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with a Standby Letter of Credit.
The Borrowers agree that any action taken or omitted by Lender under or in connection with a Standby Letter of Credit and the related drafts and documents, if done without gross negligence or willful misconduct, shall be binding upon the Borrowers and shall incur any liability to the Borrowers on the part of Lender;
(g) Actions of Lender.  The Lender shall be entitled to rely, and
Shall be fully protected in relying, upon a Standby Letter of Credit and any draft, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document believed by it to be genuine and correct and to have been signed, sent or made by the proper person or persons, and upon advice and statements of legal counsel, independent accountants and other advisors selected by the Lender;
(h)	INDEMNIFICATION.  THE BORROWERS, JOINTLY AND SEVERALLY, SHALL
INDEMNIFY AND HOLD HARMLESS LENDER AND ITS DIRECTORS, OFFICERS, AGENTS
AND EMPLOYEES FROM AND AGAINST ANY AND ALL CLAIMS AND DAMAGES, LOSSES LIABILITIES, COSTS OR EXPENSES WHICH LENDER MAY INCUR (OR WHICH MAY BE CLAIMED AGAINST LENDER BY ANY PERSON WHATSOEVER) BY REASON OF OR IN CONNECTION WITH THE ISSUANCE, EXECUTION AND DELIVERY OR TRANSFER OF OR PAYMENT OR FAILURE TO PAY UNDER A STANDBY LETTER OF CREDIT OR ANY ACTUAL
OR PROPOSED USE OF THE STANDBY LETTER OF CREDIT, provided that the Borrowers shall not be required to indemnify Lender for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by, (y) the willful misconduct or gross negligence of Lender in determining whether a request presented under a Standby Letter of Credit complied with the terms thereof, or (z) Lender's failure to pay under a Standby Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions thereof. Nothing in this Section 2.1.1 is intended to limit the rights or obligations of the Borrowers under any other provision of this Loan Agreement;
(i) Excessive Borrowers' Obligations. If at any time, however, Borrowers' Obligations exceed the Revolving Loan Commitment then in effect, all of such excess nevertheless shall constitute a part of Borrowers' Obligations and shall be secured by the Security Interests. Notwithstanding the references in this Agreement and the Loan Instruments to the various Borrowers as a singular Borrower, each of them acknowledges and agrees that they are and shall remain jointly and severally liable for all of Borrowers'

Obligations."
8.	The parties hereto agree to amend and restate Section 2.2 of the
Loan Agreement in its entirety, as follows:

"The proceeds of the Revolving Loan shall be used, (i) to refinance Borrowers' and Guarantor's secured loan obligations to Finova, (ii) for Borrowers' working capital, (iii) to pay related transaction costs, and
(iv) as to amounts which Lender becomes obligated to pay under Standby Letters of Credit, to secure the obligations of Borrower to third parties named as beneficiaries thereunder"
9. The parties hereto agree to add a new Section 5.22 to the Loan Agreement, as follows:

      "5.22      Solvency.  Upon the execution of this Amendment, and
upon the date of any subsequent amendment or modification of the Loan Agreement, the following are true and correct:
      5.22.1 The fair saleable value of the assets of each of the Borrowers exceed the amount that will be required to be paid on, or in respect of, the Borrowers' Obligations (including, without limitation, pending or overtly threatened litigation in amounts in excess of effective insurance coverage and all other contingent liabilities) as they mature.
	5.22.2	The assets of each Borrower do not constitute
unreasonably small capital for it to carry out its respective business as now conducted and as proposed to be conducted including its respective capital needs, taking into account the particular capital requirements of the business conducted by it, and projected capital requirements and capital availability thereof.
	5.22.3	No Borrower intends to incur debts beyond its ability
to pay such debts as they mature (taking into account the timing and amounts of cash to be received by any Borrower, as the case may be, and of amounts to be payable on or in respect of debt of any Borrower, as the case may be).
10.	Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than Lender:
i)	The Revolving Loan Note, dated as of March 21, 2003, in the form attached hereto as Exhibit "A" (the "Revolving Loan Note");

ii)	The Equipment Loan Note, dated as of March 21, 2003, in the form attached hereto as Exhibit "B" (the "Equipment Loan Note");

iii)	The Guidance Loan Note, dated as of March 21, 2003, in the form attached hereto as Exhibit "C" (the "Guidance Loan Note");

iv)	Reaffirmations of Personal Guaranties of Michael Kibler and Harold
Antonson, in the forms attached hereto as Exhibit "D-1" and "D-2";

v)	Reaffirmation of Corporate Guaranty of Guarantor, in the form attached hereto as Exhibit "E";

vi)	Security Agreements executed by Lender and those Borrowers not party to the Loan Agreement before the execution of this Amendment, in the form attached hereto as Exhibit "F".

vii)	Acknowledgements of the holders of Subordinated Indebtedness of,
1) the execution of the Seventh Amendment to Loan Agreement; 2) the continued effectiveness of those certain Subordination Agreements by and between Lender and, a) Harold Antonson and Michael Kibler, dated as of April 18, 2000, as amended pursuant to that certain Amendment to Subordination Agreement dated as of August 1, 2002, and b) August Investment Partnership, as amended and restated pursuant to that certain Amended and Restated Subordination Agreement dated as of August 1, 2002 (collectively, as so amended, the "Subordination Agreements"); and 3) the inclusion of any indebtedness incurred under the Loan Agreement by any Borrower, including Patriot, Liberty, and Keystone-Indiana, within the term "Senior Debt," as defined in the Subordination Agreements, in the forms attached hereto as Exhibit "G-1" and "G-2";

viii)	Certified Resolutions of the Boards of Directors or the Managers,
as the case may be, of each of Patriot, Liberty and Keystone-Indiana and of the Guarantor authorizing the execution and delivery and performance of this Amendment and other documents referred to herein; and

ix)	Certified Articles of Incorporation of Patriot, Liberty, Keystone-Indiana,
and, when reincorporated under the laws of Indiana, Keystone;

x)	Certified Articles of Merger of Keystone and Keystone-Indiana;

xi)	Evidence of good standing for Guarantor and each Borrower; and

xii)	An opinion letter from Borrowers' counsel, Troutman Sanders, L.L.P., in a form reasonably satisfactory to Lender's counsel regarding the Borrowers' and the Guarantor's authorization, execution and delivery of this Amendment and the documents referenced herein, and the incorporation or organization, as the case may be, and good standing, of each Borrower and of the Guarantor.

11.	All references therein to the "Loan Agreement" and other terms defined in the Loan Agreement shall be deemed to take account of the Loan Agreement, as amended by this Amendment.

12.	Lender and two creditors of Guarantor whose claims for repayment are junior to those of Lender, Harold Antonson ("Antonson") and Michael Kibler ("Kibler"), are parties to that certain Subordination Agreement dated as of April 1, 2000, as amended by that certain Amendment to Subordination Agreement dated as of August 1, 2002, (as so amended, the "Subordination Documents"). Under the terms of the Subordination Documents, Antonson and

Kibler may accept payments of interest only (and certain limited payments of principal towards certain loans) with regards to the Subordinated Debt, for so long as there remains any Senior Debt, outstanding. During the fourth quarter of 2002, Guarantor accepted a payment of $300,000 from
Eastern Refrigerated, Inc., a subsidiary of Guarantor, $250,000 of which Guarantor intends to pay to Antonson and Kibler, as an unscheduled payment of principal in connection with certain Subordinated Debt. Notwithstanding the terms of the Subordination Documents, Lender hereby waives the Event of Default arising out of, and consents to, the foregoing unscheduled payment of principal, without waiving its right strictly to enforce the terms of the Loan Documents in the future.
13.	The parties hereto agree that the payment from Eastern Refrigerated,
Inc. to Guarantor, referred to in paragraph 12 hereof, shall not constitute Net Income for the purposes of the Loan Agreement.
14.	The Borrowers, other than Patriot, Liberty, and Keystone-Indiana, and
Guarantor hereby acknowledge that they have previously entered into and executed Security Agreements dated as of April 18, 2000 (in the case of Carolina, Keystone, Gulf Line, Five Star, and Guarantor), as of December 7, 2000 (in the case of Cam), as of October 15, 2001 (in the case of Unity,
ERX, Friendly, Transport Leasing, and Transport Logistics), and as of May
1, 2002, (in the case of Harbor), all of which have been acknowledged and reaffirmed, most recently as of August 1, 2002 (collectively, the "Existing Security Agreements"), with Lender, by which certain assets of the Borrowers and the Guarantor were pledged to secure Borrowers'
Obligations (as that term is defined in the Loan Agreement).  The
Borrowers and the Guarantor do hereby acknowledge that Borrowers' Obligations, as that term is used in the Loan Agreement and the Existing Security Agreements, means Borrowers' Obligations under the Loan
Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to the Borrowers (including Borrowers other than the existing Borrowers), or any of them, together with interest thereon, as provided in the Revolving Loan Note in the face amount of $8,500,000, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002, and
March 21, 2003; the Equipment Loan Note in the face amount of $1,000,000, dated December 7, 2000, as amended and restated as of March 1, October 15, 2001, May 1, 2002, and March 21, 2003; and the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, as amended and restated
as of May 1, 2002 and March 21, 2003, all made by the Borrowers and payable to Lender, and do hereby reaffirm their obligations thereunder.
15.	Borrowers shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including without limitation public record searches ordered by Lender or its counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

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

[SIGNATURE PAGES FOLLOW]

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

Title: ___________________________


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

By: _____________________________

Name: ___________________________

Title: ____________________________


HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


LIBERTY TRANSPORT, INC.,
an Indiana corporation

By: _____________________________


Name: ___________________________

Title: ____________________________


KEYSTONE LINES CORPORATION,
an Indiana corporation

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








                                        EXHIBIT "A"

                                   REVOLVING LOAN NOTE

$8,500,000.00	                               Dated as of April 18, 2000
Chicago, Illinois 	           Amended and Restated as of June 12, 2000
	                  Further Amended and Restated as of December 7, 2000 Further Amended and Restated as of October 15, 2001
                             Further Amended and Restated as of May 1, 2002
                          Further Amended and Restated as of August 1, 2002 Further Amended and Restated as of March 21, 2003

       FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation; LIBERTY TRANSPORT, INC., an
Indiana corporation; and KEYSTONE LINES CORPORATION, an Indiana corporation; (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of EIGHT MILLION FIVE
HUNDRED THOUSAND AND NO/100ths DOLLARS ($8,500,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003 (as the
same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"), and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.
       This Revolving Loan Note is delivered by Maker to Lender pursuant
To and in accordance with the applicable provisions of the Loan Agreement.
All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.
       The Principal Balance of this Revolving Loan Note shall bear interest at the per annum rate of interest set forth in subsection 2.3.1 of the Loan Agreement.
       Accrued and unpaid interest on, and the Principal Balance of, this Revolving Loan Note shall be paid in the manner set forth in Section 2.4
Of the Loan Agreement.
       Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.
       During a Default Rate Period, the Principal Balance of this
Revolving Loan Note shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.
       Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance of this Revolving Loan Note, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.
       This Revolving Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.
       All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.
       All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefore set forth in the Loan Agreement. Payment shall not be deemed to have been received by Lender until Lender is in receipt of Good Funds.
       Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest").
If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Revolving Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, (A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Revolving Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum
Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.
       If any suit or action is instituted or attorneys are employed to collect this Revolving Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.
       Maker hereby waives presentment for payment, protest and demand
And notice of protest, demand, dishonor and nonpayment of this Revolving
Loan Note, and expressly agrees that this Revolving Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

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

        This Revolving Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.
       This Revolving Loan Note amends, restates in its entirety, and supercedes a Revolving Loan Note dated August 1, 2002, which amended and restated a Revolving Loan Note dated May 1, 2002, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated October 15, 2001, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated December 7, 2000, in the principal face amount of $5,500,000, which amended and restated a Revolving Loan Note dated June 12, 2000, in the principal face amount of $3,500,000, Which amended and restated a Revolving Loan Note dated April 18, 2000, in the principal face amount of $2,000,000, made by Maker and payable to Lender.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


LIBERTY TRANSPORT, INC.,
an Indiana corporation


By: _____________________________

Name: ___________________________

Title: ____________________________


KEYSTONE LINES CORPORATION,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                                   EXHIBIT "B"

                              EQUIPMENT LOAN NOTE

$1,000,000.00	                          Dated as of December 7, 2000
Chicago, Illinois 	        Amended and Restated as of March 1, 2001
	               Further Amended and Restated as of October 15, 2001
	                    Further Amended and Restated as of May 1, 2002
                       Further Amended and Restated as of March 21, 2003

       FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation; LIBERTY TRANSPORT, INC., an Indiana corporation; and KEYSTONE LINES CORPORATION, an Indiana corporation; (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of ONE MILLION AND NO/100ths DOLLARS ($1,000,000.00), or, if less, the aggregate unpaid amount of the Equipment Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001, October
15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003 (as the same may be amended, modified, supplemented or restated from time to time, the Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.
       This Equipment Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.
       The principal balance of this Equipment Loan Note ("Principal Balance") shall bear interest at the per annum rate of interest set forth in subsection 2.3 of the Loan Agreement.
       Accrued and unpaid interest on, and the Principal Balance of, this Equipment Loan Note shall be paid in the manner set forth in Section 2.4 of the Loan Agreement.
       Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.
       During a Default Rate Period, the Principal Balance shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.

       Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.
       This Equipment Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan
Agreement applicable thereto.
       All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.
       All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefore set forth in the Loan Agreement. Payment shall not be deemed to have been received by Lender until Lender is in receipt of Good Funds.
       Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest").
If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Equipment Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, (A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Equipment Loan Note and the other Loan instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.
       If any suit or action is instituted or attorneys are employed to collect this Equipment Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.
       Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Equipment Loan Note, and expressly agrees that this Equipment Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

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

       This Equipment Loan Note amends, restates in its entirety, and supercedes an Equipment Loan Note dated as of December 7, 2000, in the original face amount of $500,000 as amended and restated as of March 1, 2001, in the principal face amount of $1,000,000, as amended and restated as of October 15, 2001, and as further amended and restated as of May 1, 2002.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


LIBERTY TRANSPORT, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


KEYSTONE LINES CORPORATION,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                              EXHIBIT "C"

                           GUIDANCE LOAN NOTE

$300,000.00	                                    Dated as of October 15, 2001
Chicago, Illinois	                    Amended and Restated as of May 1, 2002
                           Further Amended and Restated as of March 21, 2003

       FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five
Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation; LIBERTY TRANSPORT, INC., an Indiana corporation; and KEYSTONE LINES CORPORATION, an Indiana corporation;
(Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly,
Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of THREE-HUNDRED THOUSAND
AND NO/100ths DOLLARS ($300,000.00), or, if less, the aggregate unpaid amount of the Guidance Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated as of April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001,
October 15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003 (as the
same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N.
Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.
       This Guidance Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement.
all capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.
       The principal balance of this Guidance Loan Note ("Principal Balance") shall bear interest at the per annum rate of interest set forth in Section 2.3 of the Loan Agreement.
       Accrued and unpaid interest on, and the Principal Balance of, this Guidance Loan Note shall be paid in the manner set forth in Section 2.4 of The Loan Agreement.
       Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.
       During a Default Rate Period, the Principal Balance shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.
       Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.
       This Guidance Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.
       All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.
       All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefore set forth in the Loan Agreement.
 Payment shall not be deemed to have been received by Lender until Lender is in receipt of Good Funds.
       Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest").
 If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Equipment Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, (A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Equipment Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless
And until the Stated Rate again exceeds the Maximum Rate, in which event
The provisions contained in this paragraph again shall apply.
       If any suit or action is instituted or attorneys are employed to collect this Guidance Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.
       Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Guidance
Loan Note, and expressly agrees that this Guidance Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.
       This Guidance Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles. All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.

       Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Guidance Loan Note shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section
11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.
       Maker acknowledges and agrees that any controversy which may arise under this Guidance Loan Note would be based upon difficult and complex issues and, therefore, Maker agrees that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.
       This Guidance Loan Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.
       This Guidance Loan Note shall be binding upon Maker and upon Maker's successors and assigns, and shall inure to the benefit of the successors and permitted assigns of Lender. If more than one party shall sign this Guidance Loan Note as Maker, their obligations hereunder as Maker shall be joint and several.
       This Guidance Loan Note amends, restates in its entirety, and supercedes a Guidance Loan Note dated as of May 1, 2002, which amended and restated a Guidance Loan Note dated as of October 15, 2001, in the principal face amount of $300,000.
       In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any Governmental Body, this Guidance Loan
Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.
       Time for the performance of Maker's obligations under this Guidance Loan Note is of the essence.
       This Guidance Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________
PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


LIBERTY TRANSPORT, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


KEYSTONE LINES CORPORATION,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                                      EXHIBIT D-1

                                 Date: March 21, 2003

                           REAFFIRMATION OF LIMITED GUARANTY

	In connection with the execution of that certain Seventh Amendment to Loan Agreement dated as of the date hereof, the undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, reaffirm his limited guarantee dated as of August 1, 2002 to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), of (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1,
002, and August 1, 2002, in the principal amount of $8,500,000 (the
Revolving Loan Note"); that certain Equipment Loan Note, dated December 7, 000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002 in the principal amount of $1,000,000 (the "Equipment Loan Note"); and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000 (the
Guidance Loan Note"), all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five tar"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc., an Indiana corporation "Harbor"); Patriot Logistics, Inc., an Indiana corporation ("Patriot"); Liberty Transport, Inc., an Indiana corporation ("Liberty"), and Keystone Lines Corporation, an Indiana corporation ("Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated
April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August 1, 2002, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt"), all on the terms set forth therein, and further guarantees the performance of his obligations with regards to the Notes and the Loan Agreement, as the same have been amended (or amended and restated, as the case may be), as of March 21, 2003.

Chicago, Illinois
				_________________________
					Michael Kibler

                                    EXHIBIT D-2


                               Date: March 21, 2003

                         REAFFIRMATION OF LIMITED GUARANTY

	In connection with the execution of that certain Seventh Amendment to Loan Agreement dated as of the date hereof, the undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, reaffirm his limited guarantee dated as of August 1, 2002 to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), of (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1,
2002, and August 1, 2002, in the principal amount of $8,500,000 (the
Revolving Loan Note"); that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002 in the principal amount of $1,000,000 (the "Equipment Loan Note");
and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000 (the
Guidance Loan Note"), all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five tar"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport
Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport
Logistics"); Harbor Bridge Intermodal, Inc., an Indiana corporation
"Harbor"); Patriot Logistics, Inc., an Indiana corporation ("Patriot"); Liberty Transport, Inc., an Indiana corporation ("Liberty"), and Keystone Lines Corporation, an Indiana corporation ("Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") (the Revolving Loan
Note, Equipment Loan Note and Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August 1, 2002, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt"), all on the terms set forth therein, and further guarantees the performance of his obligations with regards to the Notes and the Loan Agreement, as the same have been amended (or amended and restated, as the case may be), as of March 21, 2003.

Chicago, Illinois
				____________________
				Harold Antonson

                                   EXHIBIT E

                              Date: March 21, 2003

                       REAFFIRMATION OF CORPORATE GUARANTY

       To induce U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport,
Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation
"Transport Leasing"); and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc. ("Harbor"); Patriot Logistics, Inc. ("Patriot"); Liberty Transport, Inc. ("Liberty") and Keystone Lines Corporation, an Indiana corporation "Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty, and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") and to enter into a certain Seventh Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Seventh Amendment to Loan Agreement, together with the original Loan Agreement dated April 18, 2000, and the amendments thereto dated June 9, 2000, December 7, 2000, March 1,
2001, October 15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003 is
the "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally reaffirms its Corporate Guaranty dated as of August 1, 2002, concerning the payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 1, 2002 (the "Revolving Loan Note"); the Equipment
Loan Note from Borrowers to Lender dated as of December 7, 2000, as amended and restated as March 1, 2001, October 15, 2001, and May 1, 2002 (the
Equipment Loan Note"); and the Guidance Line Note, dated as of October 15,
2001 and as amended and restated as of May 1, 2002 (the "Guidance Loan Note") (the Revolving Loan Note, the Equipment Loan Note, and the Guidance Loan Note are herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments as defined in the Loan Agreement) (collectively, the "Obligations").

[SIGNATURE PAGE FOLLOWS]

Chicago, Illinois
US 1 INDUSTRIES, INC., an Indiana corporation
By: _________________________________
Name: _______________________________
Title: ________________________________
Address: 1000 Colfax Street
Gary, IN 46406
Fax No.: (219) 977-5227

                               EXHIBIT F

                          SECURITY AGREEMENT

       This SECURITY AGREEMENT, dated as of March 21, 2003, is between PATRIOT LOGISTICS, INC., an Indiana corporation, LIBERTY TRANSPORT, INC., an Indiana corporation, and KEYSTONE LINES CORPORATION, an Indiana corporation (collectively "Borrower"), and U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A. ("Lender").

Preliminary Statement:

       A.	Borrower, CAROLINA NATIONAL TRANSPORTATION INC., KEYSTONE LINES,
GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC.,
UNITY LOGISTIC SERVICES INC., ERX, INC., FRIENDLY TRANSPORT, INC.,
TRANSPORT LEASING, INC., TRANSPORT LOGISTICS, LLC, and HARBOR BRIDGE
INTERMODAL, INC. (the "Other Borrowers"), US 1 INDUSTRIES, INC.
("Guarantor"), and Lender have entered into a Seventh Amendment to Loan Agreement of even date herewith which amends that certain Loan Agreement by and between Lender, the Other Borrowers, and Guarantor, dated as of April
18, 2000, and amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August 1, 2002 (the April 18, 2000 Loan Agreement, as so amended and as amended by the Seventh Amendment to Loan Agreement, constitutes the "Loan Agreement"). Pursuant to the Loan agreement and subject to the terms and conditions thereof, Lender has agreed to make loans and other financial accommodations to Borrower and the Other Borrowers.
       B.	One of the conditions precedent to Lender's obligations under the Loan Agreement is that Borrower shall have executed and delivered this Security Agreement to secure the payment and performance of Borrowers' Obligations thereunder.
       NOW, THEREFORE, in order to induce Lender to make Advances, and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto hereby agree as follows:
       1.	Definitions. All terms used herein which are defined in the
Illinois Uniform Commercial Code (the "Code") shall have the same meaning herein as in the Code unless the context in which such terms are used herein indicates otherwise. All capitalized terms used but not elsewhere defined in this Security Agreement shall have the respective meanings ascribed to such terms in the Loan Agreement, together with any future amendments and modifications thereto or restatements thereof. As used herein, the following terms shall have the following meanings:
       Corporate Changes: any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.
       Intellectual Property Collateral: collectively, the Patent Collateral and the Trademark Collateral.
       Patent Collateral: shall mean all (i) letters patent and applications for letters patent of Borrower throughout the world, including all patent applications of Borrower in preparation for filing anywhere in the world,
(ii) patent licenses of Borrower, (iii) reissues, divisions, continuations, continuations-in-part, extensions, renewals and reexaminations of any
Patent Collateral and (iv) all proceeds of, and rights associated with, the foregoing (including licenses, royalties and proceeds of infringement suits), the right of Borrower to sue third parties for past, present and future infringements of any patent or patent application, and for breach or enforcement of any patent license of Borrower, and all rights corresponding thereto throughout the world.
       Trademark Collateral: shall mean all (i) trademarks, trade names, corporate names, company names, business names, fictitious business names, trade dress, service marks, certification marks, collective marks, logos, other sources of business identifiers, prints and labels on which any of he foregoing have appeared or appear, designs and general intangibles of a like nature of Borrower (each of the foregoing items referred to as a
 "Trademark"), now existing anywhere in the world or hereafter adopted or acquired, whether currently in use or not, all registrations and recordings thereof and all applications in connection therewith, whether pending or in preparation for filing, including registrations, recordings and applications in the United States Patent and Trademark Office and any foreign country,
(ii) all Trademark licenses of Borrower, (iii) all reissues, extensions or renewals of any of the items described in clauses (i) and (ii) above, (iv)
all of the goodwill of the business connected with the use of, and symbolized by the items described in clauses (i) and (ii) above, and (v) all proceeds of, and rights associated with, the foregoing, including any claim by
Borrower against third parties for past, present or future infringement or dilution of any Trademark, Trademark registration or Trademark license, or for any injury to the goodwill associated with the use of any such Trademark or for breach or enforcement of any Trademark license.
       2.	Security Interests. In order to secure Borrowers' Obligations,
Borrower hereby grants to Lender a security interest in all Property of Borrower, whether now owned or hereafter acquired, and all additions and accessions thereto, including, without limitation, the Property described below:
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
contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations)
which permit or pertain to the operation of the business of Borrower, and all of Borrower's Intellectual Property Collateral, Operating Agreements,
income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts collectively, the "Intangible Collateral").
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
       3.2	Places of Business. There is listed on Exhibit A hereto the
location of the chief executive office of Borrower, all of the other places of business of Borrower and all locations where the Tangible Collateral and the books and records of Borrower are kept. Except as described in Exhibit
A, none of the Collateral is in the possession of any consignee, bailee, warehouseman, agent or possessor.
       3.3	Trade or Assumed Names. Borrower has not used any trade or
 assumed names during the six years preceding the date hereof.
       3.4	Financing Statements. Except for the financing statements of
Lender and the financing statements pertaining to the Permitted Senior Indebtedness Liens, if any, no financing statement covering any Collateral or any portion or proceeds thereof is on file in any public office.
       3.5	Intangible Collateral. The Intangible Collateral hereunder
represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower's knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower's knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable,
(iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable.
Borrower owns directly, or is entitled to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower's businesses. Except as set forth in he Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual
Property Collateral of Borrower.

      3.6	Tangible Collateral-Personal Property. All Tangible Collateral
 at all times shall be considered personal property.
       3.7	Accounts. Each existing Account constitutes, and each
hereafter-arising Account will constitute, to the best of Borrower's knowledge, the legally valid and binding obligation of the account debtor obligated to pay the same. The amount represented by Borrower to Lender as owing by each account debtor is, or will be, the correct amount actually and unconditionally owing, except for normal cash discounts and allowances where applicable. To the best of Borrower's knowledge, no account debtor has any defense, set-off, claim or counterclaim against Borrower that can be asserted against Lender, whether in any proceeding to enforce Lender's rights in the Collateral or otherwise. None of the Accounts is, nor will any hereafter-arising Account be, evidenced by a promissory note or other instrument other than a check, unless delivered to Lender with appropriate endorsements.
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
unless Borrower shall either (i) reasonably and in good faith determine that any of its Trademark Collateral is of negligible economic value to Borrower or (ii) have a valid business purpose to do otherwise: (A) fail to continue to use any of its Trademark Collateral in order to maintain all of its
Trademark Collateral in full force free from any claim of abandonment for non-use, (B) fail to maintain as in the past the quality of products and services offered under all of its Trademark Collateral, (C) fail to employ all of its Trademark Collateral registered with any federal, state or foreign authority with an appropriate notice of such registration, (D) adopt or use any trademark which is confusingly similar or a colorable imitation of any of its Trademark Collateral except in compliance with applicable law,
(E) use any of its Trademark Collateral registered with any federal, state
r foreign authority except for the uses for which registration or application for registration of such Trademark Collateral has been made except in compliance with applicable law or (F) do or permit any act or knowingly omit to do any act whereby any of its Trademark Collateral may lapse or become invalid or unenforceable.
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

       22.	Time of the Essence. Time for the performance of Borrowers'
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

Address:				PATRIOT LOGISTICS, INC.
1000 Colfax
Gary, IN 46406

By: _____________________________
Name: ___________________________
Title: ____________________________


Address:				LIBERTY TRANSPORT, INC.
1000 Colfax
Gary, IN 46406

By: _____________________________
Name: ___________________________
Title: ____________________________


Address:				KEYSTONE LINES CORPORATION
1000 Colfax
Gary, IN 46406

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

                                   EXHIBIT G-1

                                ACKNOWLEDGEMENT
                           (Subordination Agreement)

       The undersigned hereby acknowledge and agree, 1) that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Seventh Amendment to Loan Agreement dated as of March 21, 2003 (the "Amendment") with the Borrowers identified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended by that certain Amendment to Subordination Agreement dated August 1, 2002, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of March 21, 2003.


						______________________________
						Harold Antonson

						______________________________
						Michael Kibler

                                    EXHIBIT G-2

                                 ACKNOWLEDGEMENT
                            (Subordination Agreement)

       The undersigned hereby acknowledges and agrees, 1) that U.S. Bank

National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Seventh Amendment to Loan Agreement dated as of March 21, 2003 (the "Amendment") with the Borrowers identified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Amended and Restated Subordination Agreement dated as of August 1, 2002, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of March 21, 2003.


AUGUST INVESTMENT PARTNERSHIP

By:	AUGUST INVESTMENT CORPORATION,
General Partner

By:	______________________________
Its:	______________________________

                                REVOLVING LOAN NOTE

$8,500,000.00	                            Dated as of April 18, 2000
Chicago, Illinois 	        Amended and Restated as of June 12, 2000
	               Further Amended and Restated as of December 7, 2000 Further Amended and Restated as of October 15, 2001
                          Further Amended and Restated as of May 1, 2002
                       Further Amended and Restated as of August 1, 2002 Further Amended and Restated as of March 21, 2003



       FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL
TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an
Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation; LIBERTY TRANSPORT, INC., an Indiana corporation; and KEYSTONE LINES CORPORATION, an Indiana corporation;
(Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly,
Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of EIGHT MILLION FIVE HUNDRED THOUSAND AND NO/100ths DOLLARS ($8,500,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 9, 2000, December 7, 2000,
October 15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003 (as the
same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"), and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.
       This Revolving Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.
       The Principal Balance of this Revolving Loan Note shall bear interest at the per annum rate of interest set forth in subsection 2.3.1 of the Loan Agreement.
       Accrued and unpaid interest on, and the Principal Balance of, this Revolving Loan Note shall be paid in the manner set forth in Section 2.4 of the Loan Agreement.
       Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.
       During a Default Rate Period, the Principal Balance of this Revolving Loan Note shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.
       Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance of this Revolving Loan Note, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.
       This Revolving Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.
       All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.
       All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefore set forth in the Loan Agreement. Payment shall not be deemed to have been received by Lender until Lender is in receipt of Good Funds.
       Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest"). If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Revolving Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be,
(A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Revolving Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess
Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.
       If any suit or action is instituted or attorneys are employed to collect this Revolving Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.

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

       In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any Governmental Body, this Revolving Loan Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.
       Time for the performance of Maker's obligations under this Revolving Loan Note is of the essence.
       This Revolving Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.
       This Revolving Loan Note amends, restates in its entirety, and supercedes a Revolving Loan Note dated August 1, 2002, which amended and restated a Revolving Loan Note dated May 1, 2002, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated October 15, 2001, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated December 7, 2000, in the principal face amount of $5,500,000, which amended and restated a Revolving Loan Note dated June 12, 2000, in the principal face amount of $3,500,000, which amended and restated a Revolving Loan Note dated April 18, 2000, in the principal face amount of $2,000,000, made by Maker and payable to Lender.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________
PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________



LIBERTY TRANSPORT, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


KEYSTONE LINES CORPORATION,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                                EQUIPMENT LOAN NOTE

$1,000,000.00	                              Dated as of December 7, 2000
Chicago, Illinois 	            Amended and Restated as of March 1, 2001
	                   Further Amended and Restated as of October 15, 2001
	                        Further Amended and Restated as of May 1, 2002
                           Further Amended and Restated as of March 21, 2003

       FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five
Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation; LIBERTY TRANSPORT, INC., an Indiana corporation; and KEYSTONE LINES CORPORATION, an Indiana corporation;
(Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly,
Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of ONE MILLION AND NO/100ths DOLLARS ($1,000,000.00), or, if less, the aggregate unpaid amount of the Equipment Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001, October
15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.
       This Equipment Loan Note is delivered by Maker to Lender pursuant to And in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.
       The principal balance of this Equipment Loan Note ("Principal
Balance") shall bear interest at the per annum rate of interest set forth in subsection 2.3 of the Loan Agreement.
       Accrued and unpaid interest on, and the Principal Balance of, this Equipment Loan Note shall be paid in the manner set forth in Section 2.4
Of the Loan Agreement.
       Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.
       During a Default Rate Period, the Principal Balance shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.
       Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.
       This Equipment Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.
       All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.
       All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefore set forth in the Loan Agreement. Payment shall not be deemed to have been received by Lender until Lender is in receipt of Good Funds.
       Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest").
If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Equipment Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, (A)if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Equipment Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.
       If any suit or action is instituted or attorneys are employed to collect this Equipment Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.
       Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Equipment
Loan Note, and expressly agrees that this Equipment Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.
       This Equipment Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles. All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.

       Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Equipment Loan
Note Shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient
Forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.
       Maker acknowledges and agrees that any controversy which may arise under this Equipment Loan Note would be based upon difficult and complex issues and, therefore, Maker agrees that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.
       This Equipment Loan Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.
       This Equipment Loan Note shall be binding upon Maker and upon Maker's successors and assigns, and shall inure to the benefit of the successors and permitted assigns of Lender. If more than one party shall sign this Equipment Loan Note as Maker, their obligations hereunder as Maker shall be joint and several.
       In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation laced thereon by any court or any Governmental Body, this Equipment Loan
Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.
       Time for the performance of Maker's obligations under this Equipment
Loan Note is of the essence.
       This Equipment Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.
       This Equipment Loan Note amends, restates in its entirety, and supercedes an Equipment Loan Note dated as of December 7, 2000, in the original face amount of $500,000 as amended and restated as of March 1, 2001, in the principal face amount of $1,000,000, as amended and restated as of October 15, 2001, and as further amended and restated as of May 1, 2002.
             [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________
PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


LIBERTY TRANSPORT, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


KEYSTONE LINES CORPORATION,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

                               GUIDANCE LOAN NOTE

$300,000.00	                                  Dated as of October 15, 2001
Chicago, Illinois	                  Amended and Restated as of May 1, 2002
                         Further Amended and Restated as of March 21, 2003

       FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL
TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity");
ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation; LIBERTY TRANSPORT, INC., an Indiana corporation; and KEYSTONE LINES CORPORATION, an Indiana corporation; (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of THREE-HUNDRED THOUSAND AND NO/100ths DOLLARS ($300,000.00), or, if less, the aggregate unpaid amount of the Guidance Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated as of April 18, 2000, and amended as of June 12, 2000, December 7,
2000, March 1, 2001, October 15, 2001, May 1, 2002, August 1, 2002, and March
21, 2003 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30
N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.
       This Guidance Loan Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.
       The principal balance of this Guidance Loan Note ("Principal Balance") shall bear interest at the per annum rate of interest set forth in Section
2.3 of the Loan Agreement.
       Accrued and unpaid interest on, and the Principal Balance of, this Guidance Loan Note shall be paid in the manner set forth in Section 2.4 of the Loan Agreement.
       Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.
       During a Default Rate Period, the Principal Balance shall bear interest at the Default Rate, which interest at such Default Rate shall be paid by Maker to Lender immediately upon demand.
       Subject to the provisions of Section 8.2 of the Loan Agreement, at the election of the holder hereof, upon the occurrence of an Event of Default, without further notice or demand, the Principal Balance, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.
       This Guidance Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.
       All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.
       All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefore set forth in the Loan Agreement. Payment shall not be deemed to have been received by Lender until Lender is in receipt of Good Funds.
       Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest").
If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Equipment Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, (A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Equipment Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless
And until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.
       If any suit or action is instituted or attorneys are employed to collect this Guidance Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.
       Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Guidance Loan
Note, and expressly agrees that this Guidance Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.
       This Guidance Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles. All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.
       Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Guidance Loan Note
Shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement.
Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.
       Maker acknowledges and agrees that any controversy which may arise under this Guidance Loan Note would be based upon difficult and complex issues and, therefore, Maker agrees that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.
       This Guidance Loan Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.
       This Guidance Loan Note shall be binding upon Maker and upon Maker's successors and assigns, and shall inure to the benefit of the successors and permitted assigns of Lender. If more than one party shall sign this Guidance Loan Note as Maker, their obligations hereunder as Maker shall be joint and several.
       This Guidance Loan Note amends, restates in its entirety, and supercedes a Guidance Loan Note dated as of May 1, 2002, which amended and restated a Guidance Loan Note dated as of October 15, 2001, in the principal face amount of $300,000.
       In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any Governmental Body, this Guidance Loan Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.
       Time for the performance of Maker's obligations under this Guidance Loan Note is of the essence.
       This Guidance Loan Note is entitled to the benefit of certain collateral security, all as more fully set forth in the Loan Agreement.

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

By: _____________________________

Name: ___________________________

Title: ____________________________

HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________
PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


LIBERTY TRANSPORT, INC.,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________


KEYSTONE LINES CORPORATION,
an Indiana corporation

By: _____________________________

Name: ___________________________

Title: ____________________________

Date: March 21, 2003


                     REAFFIRMATION OF LIMITED GUARANTY

	In connection with the execution of that certain Seventh Amendment to Loan Agreement dated as of the date hereof, the undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, reaffirm his limited guarantee dated as of August 1, 2002 to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), of (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1,
2002, and August 1, 2002, in the principal amount of $8,500,000 (the "Revolving Loan Note"); that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002 in the principal amount of $1,000,000 (the "Equipment Loan Note");
and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, in the principal amount of $300,000 (the
"Guidance Loan Note"), all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services
Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"); Patriot Logistics, Inc., an Indiana corporation ("Patriot"); Liberty Transport, Inc., an Indiana corporation ("Liberty"), and Keystone Lines Corporation, an Indiana corporation ("Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor,
Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") (the Revolving Loan Note, Equipment Loan Note and Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August 1, 2002, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt"), all on the terms set forth herein, and further guarantees the performance of his obligations with regards to the Notes and the Loan Agreement, as the same have been amended (or amended and restated, as the case may be), as of March 21, 2003.

Chicago, Illinois
				_________________________
					Michael Kibler

Date: March 21, 2003

                       REAFFIRMATION OF LIMITED GUARANTY

	In connection with the execution of that certain Seventh Amendment to Loan Agreement dated as of the date hereof, the undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, reaffirm his limited guarantee dated as of August 1, 2002 to U.S. Bank
National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), of (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 1, 2002, in the principal amount of $8,500,000 (the "Revolving Loan Note"); that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, and May 1, 2002 in the principal amount of $1,000,000 (the "Equipment Loan Note"); and that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May
1, 2002, in the principal amount of $300,000 (the "Guidance Loan Note"), all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf
Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star
Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"); Patriot Logistics, Inc., an
Indiana corporation ("Patriot"); Liberty Transport, Inc., an Indiana corporation ("Liberty"), and Keystone Lines Corporation, an Indiana corporation ("Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") (the Revolving Loan Note, Equipment Loan Note and Guidance
Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and
August 1, 2002, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt"), all on the terms set forth therein, and further guarantees the performance of his obligations with regards to the Notes and the Loan Agreement, as the same have been amended (or amended and restated, as the case may be), as of March 21, 2003.

Chicago, Illinois
				____________________
				Harold Antonson

Date: March 21, 2003


                         REAFFIRMATION OF CORPORATE GUARANTY

       To induce U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); and Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc. ("Harbor"); Patriot Logistics, Inc. ("Patriot"); Liberty Transport, Inc. ("Liberty") and Keystone Lines Corporation, an Indiana corporation "Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty, and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") and to enter into a certain Seventh Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Seventh Amendment to Loan Agreement, together with the original Loan Agreement dated April 18, 2000, and the amendments thereto dated June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, August 1, 2002, and March 21, 2003 is
the "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally reaffirms its Corporate Guaranty dated as of August 1, 2002, concerning the payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, and August 1, 2002 (the "Revolving Loan Note"); the equipment Loan Note from Borrowers to Lender dated as of December 7, 2000, as amended and restated as March 1, 2001, October 15, 2001, and May 1, 2002 the "Equipment Loan Note"); and the Guidance Line Note, dated as of October 5, 2001 and as amended and restated as of May 1, 2002 (the "Guidance Loan Note") (the Revolving Loan Note, the Equipment Loan Note, and the Guidance Loan Note are herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations").

[SIGNATURE PAGE FOLLOWS]

Chicago, Illinois
                                   US 1 INDUSTRIES, INC., an Indiana corporation
                                   By: _________________________________
                                   Name: _______________________________
                                   Title: ________________________________
                                   Address: 1000 Colfax Street
                                   Gary, IN 46406
                                   Fax No.: (219) 977-5227

                            SECURITY AGREEMENT

       This SECURITY AGREEMENT, dated as of March 21, 2003, is between PATRIOT LOGISTICS, INC., an Indiana corporation, LIBERTY TRANSPORT, INC., n Indiana corporation, and KEYSTONE LINES CORPORATION, an Indiana corporation (collectively "Borrower"), and U.S. BANK NATIONAL ASSOCIATION, a national banking association formerly known as FIRSTAR BANK N.A. ("Lender").

Preliminary Statement:

       A.	Borrower, CAROLINA NATIONAL TRANSPORTATION INC., KEYSTONE LINES,
GULF LINE TRANSPORT INC., FIVE STAR TRANSPORT, INC., CAM TRANSPORT, INC.,
UNITY LOGISTIC SERVICES INC., ERX, INC., FRIENDLY TRANSPORT, INC., TRANSPORT LEASING, INC., TRANSPORT LOGISTICS, LLC, and HARBOR BRIDGE INTERMODAL, INC.
(the "Other Borrowers"), US 1 INDUSTRIES, INC. ("Guarantor"), and Lender have entered into a Seventh Amendment to Loan Agreement of even date herewith which amends that certain Loan Agreement by and between Lender, the Other Borrowers, and Guarantor, dated as of April 18, 2000, and amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August
1, 2002 (the April 18, 2000 Loan Agreement, as so amended and as amended by the Seventh Amendment to Loan Agreement, constitutes the "Loan Agreement"). Pursuant to the Loan Agreement and subject to the terms and conditions thereof, Lender has agreed to make loans and other financial accommodations to Borrower and the Other Borrowers.
       B.	One of the conditions precedent to Lender's obligations under the
Loan Agreement is that Borrower shall have executed and delivered this
Security Agreement to secure the payment and performance of Borrowers' Obligations thereunder.
       NOW, THEREFORE, in order to induce Lender to make Advances, and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto hereby agree as follows:
       1.	Definitions. All terms used herein which are defined in the
Illinois Uniform Commercial Code (the "Code") shall have the same meaning herein as in the Code unless the context in which such terms are used herein indicates otherwise. All capitalized terms used but not elsewhere defined in this Security Agreement shall have the respective meanings ascribed to such terms in the Loan Agreement, together with any future amendments and modifications thereto or restatements thereof. As used herein, the following terms shall have the following meanings:
       Corporate Changes: any change in Borrower's place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.
       Intellectual Property Collateral: collectively, the Patent Collateral and the Trademark Collateral.
       Patent Collateral: shall mean all (i) letters patent and applications for letters patent of Borrower throughout the world, including all patent applications of Borrower in preparation for filing anywhere in the world, (ii) patent licenses of Borrower, (iii) reissues, divisions, continuations, continuations-in-part, extensions, renewals and reexaminations of any Patent Collateral and (iv) all proceeds of, and rights associated with, the foregoing (including licenses, royalties and proceeds of infringement suits), the right of Borrower to sue third parties for past, present and future infringements of any patent or patent application, and for breach or enforcement of any patent license of Borrower, and all rights corresponding thereto throughout the world.

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
       22.	Time of the Essence. Time for the performance of Borrowers'
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


Address:				PATRIOT LOGISTICS, INC.
1000 Colfax
Gary, IN 46406


By: _____________________________
Name: ___________________________
Title: ____________________________



Address:				LIBERTY TRANSPORT, INC.
1000 Colfax
Gary, IN 46406


By: _____________________________
Name: ___________________________
Title: ____________________________



Address:				KEYSTONE LINES CORPORATION
1000 Colfax
Gary, IN 46406


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


Location of Books and Records
1000 Colfax

Gary, IN 46406


Locations of All Tangible Collateral
1000 Colfax
Gary, IN 46406

                               ACKNOWLEDGEMENT
                         (Subordination Agreement)

       The undersigned hereby acknowledge and agree, 1) that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Seventh Amendment to Loan Agreement dated as of March 21, 2003 (the "Amendment") with the Borrowers identified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended by that certain Amendment to Subordination Agreement dated August 1, 2002, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of March 21, 2003.


						______________________________
						Harold Antonson

						______________________________
						Michael Kibler

                               ACKNOWLEDGEMENT
                          (Subordination Agreement)

       The undersigned hereby acknowledges and agrees, 1) that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Seventh Amendment to Loan Agreement dated as of March 21, 2003 (the "Amendment") with the Borrowers identified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Amended and Restated Subordination Agreement dated as of August 1, 2002, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of March 21, 2003.

AUGUST INVESTMENT PARTNERSHIP

By:	AUGUST INVESTMENT CORPORATION,
	General Partner

By:	______________________________
Its:	______________________________