Form 10-Q
period 2003-06-30
US 1 INDUSTRIES INC
filed 2003-08-13
CIK 351498

FORM 10-Q


                ________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended June 30, 2003.

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


As of August 13, 2003, there were 11,618,224 shares of registrant's common stock outstanding.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS

                                                    June 30,     December 31,
                                                      2003          2002
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $         0
Accounts receivable-trade, less allowance for
    doubtful accounts of $766,000 and $460,000
    respectively                                   17,721,032    16,468,912
Other receivables, including receivables due
   from affiliated entities of $32,000 and
   $261,000, respectively                           1,561,351     1,648,599
Deposits                                               50,400        45,200
Prepaid expenses                                      513,635       473,174
Current deferred tax asset                            600,000       600,000
                                                   -----------   ----------
      Total current assets                         20,446,418    19,235,885

FIXED ASSETS:
   Equipment                                        1,778,186     1,669,781
   Less accumulated depreciation and amortization    (657,764)     (512,406)
                                                   -----------   ----------
      Net fixed assets                              1,120,422     1,157,375
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Other Assets                                          397,745       396,527
                                                   -----------  -----------
TOTAL ASSETS                                      $22,618,585   $21,443,787
                                                   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002



LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     June 30,     December 31,
                                                      2003           2002
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 6,581,651    $ 6,118,480
   Current portion of long-term debt                 830,203      1,197,667
   Accounts payable                                6,155,555      5,627,909
   Accrued expenses                                  360,638        403,296
   Insurance and claims                              754,580      1,044,222
   Accrued compensation                               30,788         87,273
   Accrued interest                                1,086,202      1,009,394
   Fuel and other taxes payable                       86,901         81,714
   Accrued Legal Settlement                          700,000        700,000
                                                 -----------   ------------
      Total current liabilities                   16,586,518     16,269,955
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      2,925,508      3,113,653

Minority Interest                                    189,489        202,751


REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 11,618,224 shares outstanding   42,101,038     42,068,639
    as of June 30, 2003 and December 31, 2002.
   Accumulated deficit                           (39,183,968)   (40,211,211)
                                                 -----------     -----------
   Total shareholders' equity                      2,917,070      1,857,428
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                $ 22,618,585   $ 21,443,787
                                                 ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

                                 Three Months Ended        Six Months Ended
                                  2003         2002        2003         2002

OPERATING REVENUES            $31,709,396  $26,643,655  $60,261,923  $47,579,329
                              -----------   ----------   ----------   ----------

OPERATING EXPENSES:
    Purchased transportation   23,431,917   19,773,343   44,662,322  35,427,755
    Commissions                 3,159,742    2,645,637    5,970,348   4,661,107
    Insurance and claims        1,343,611    1,043,454    2,459,574   1,819,081
    Salaries, wages, and other  1,662,861    1,220,422    3,196,035   2,243,759
    Other operating expenses    1,485,001    1,316,541    2,820,021   2,310,139
                              -----------   ----------   ----------  ----------
     Total operating expenses  31,083,132   25,999,397   59,108,300  46,461,841
                              -----------   ----------   ----------  ----------

OPERATING INCOME                  626,264      644,258    1,153,623   1,117,488
                              -----------   ----------   ----------  ----------
NON-OPERATION INCOME (EXPENSE)
     Legal Settlement                   0            0            0    (350,964)
     Interest income                3,688        6,576        7,359      16,526
     Interest (expense)          (138,267)    (140,387)    (267,984)   (275,854)
     Other income                  79,849       78,671      195,935     104,454
                               -----------  ----------   ----------  ----------
      Total non-operating
              (expense)           (54,730)     (55,140)     (64,690)   (505,838)
                               -----------  ----------   ----------  ----------
NET INCOME BEFORE MINORITY
      INTEREST                $   571,534    $ 589,118   $1,088,933 $   611,650
Minority Interest Expense         (31,374)     (30,485)     (61,690)    (44,838)
                               -----------   ----------   ----------  ----------
NET INCOME                    $   540,160    $  558,633  $1,027,243 $   566,812
 DIVIDENDS ON PREFERRED SHARES          0       (28,286)          0     (56,571)
Redemption of redeemable
     preferred stock                    0             0           0           0
                               -----------   ----------  ----------  ----------
NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS            540,160       530,347   1,027,243     510,241
                               ===========   ==========  ==========  ==========
Basic and Diluted Net income
Per Common Share              $      0.05     $    0.05  $     0.09 $      0.05
                               ===========   ==========  ==========  ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING BASIC AND DILUTED  11,618,224    10,618,224  11,618,224  10,618,224
                              ===========    ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                      Total
                            Common      Common       Accumulated   Shareholders'
                            Shares      Stock          Deficit        Equity

Balance, December 31, 2002   11,618,224  $42,068,639   $(40,211,211) $1,857,428

Minority interest in
subsidiary                            0       32,399              0      32,399

Net income for the six
 months ended June 30, 2003                               1,027,243    1,027,243
                            -----------   ----------     ----------   ----------
Balance, June 30, 2003       11,618,224  $42,101,038   $(39,183,968)  $2,917,070


The accompanying notes are in integral part of the consolidated financial statements.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             JUNE 30, 2003 (UNAUDITED) AND JUNE 30, 2002 (UNAUDITED)

                                                     Six Months Ended June 30,
                                                          2003         2002
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             1,027,243      566,812
Adjustments to reconcile net income to net
cash provided by(used in) operating activities
  Depreciation and amortization                          153,491      132,445
  Gain on disposal of assets                              (3,733)           0
  Compensation Expense resulting from
   issuance of equity in subsidiary                       75,000       75,000
  Provision for bad debts                                346,281      306,149
  Minority interest expense                               61,690       44,836
  Legal Settlement                                             0      360,000
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (1,598,401)  (5,743,398)
    Other receivables                                     87,248     (263,903)
    Prepaid expenses                                     (40,461)     254,233
    Deposits & other assets                               (6,418)     (24,098)
    Accounts payable                                     527,646    3,874,070
    Accrued expenses                                     (42,658)     125,131
    Accrued interest                                      76,809       18,843
    Insurance and claims                                (289,642)     226,189
    Accrued compensation                                 (56,485)      17,860
    Fuel and other taxes payable                           5,187       16,260
                                                       ---------     --------
  Net cash provided by(used in)operating activities      322,797      (13,571)
                                                       ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (117,805)    (171,029)
  Proceeds from sales of fixed assets                      5,000            0
                                                        --------     --------
  Net cash used in investing activities                 (112,805)    (171,029)
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                    463,171      234,001
  Principal payments on long-term debt                  (255,610)    (222,344)
  Repayments of shareholder loans                       (300,000)    (149,117)
  Distributions to minority interest                    (117,553)           0
                                                       ---------     --------
  Net cash used in financing activities                 (209,992)    (137,460)
                                                       ---------     --------
NET DECREASE IN CASH                                           0     (322,060)
CASH, BEGINNING OF PERIOD                                      0      322,060
                                                       ---------     --------
CASH, END OF PERIOD                                            0            0
                                                       =========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2003 and the consolidated statements of income, shareholders' equity and cash flows for the three and six month periods ended June 30, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("Company") audited consolidated financial statements for the year ended December 31, 2002, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51.
The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003.
The provisions are effective for the first period beginning after June 15, 2003 for VIEs held prior to February 1, 2003. The Company has not acquired an interest in any VIEs subsequent to January 31, 2003. The Company is currently evaluating American Inter-Fidelity Exchange ("AIFE"), a reciprocal insurance company, to determine if this entity qualifies as a VIE. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. AIFE currently receives a majority of its premiums from the Company. The Company currently has an investment (initial premium deposit) in AIFE of $126,000, which is accounted for under the cost method. In addition, the Company's subsidiaries may be assessed to cover operating losses of AIFE. If it is determined that AIFE qualifies as a VIE and the Company is the primary beneficiary, beginning in the third quarter of 2003, the accounts of AIFE will be included in the consolidated financial statements of the Company with a corresponding minority interest applicable to the other subscribers.
At December 31, 2002, AIFE had a net worth of approximately $4.3 million, a portion of which is attributable to other subscribers of AIFE.

    In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, the otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

                                       Three Months Ended   Six Months Ended
Numerator                              2003          2002   2003         2002
       Net income                   $ 540,160  $ 558,633  $1,027,243 $ 566,812
       Dividends on preferred shares        0    (28,285)          0   (56,571)
                                    ---------  ---------  ---------- ----------
 Net income available to common
      shareholders for basic and
      diluted EPS                     540,160    530,347   1,027,239   510,241
Denominator
      Weighted average common shares
      outstanding for basic and

      diluted EPS                  11,618,224 10,618,224  11,618,224 10,618,224

5. REVOLVING LINE OF CREDIT

    The Company has an $8.5 million line of credit that matures on October 1, 2003. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime plus .5%. At June 30, 2003, the interest rate on this line of credit was at prime (4.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2003, the outstanding borrowings on this line of credit were $6.6 million.

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

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. MINORITY INTEREST

    Carolina Group ("Carolina") consists of Carolina National Transportation, Inc., Gulf Line Transport, Inc., Five Star Transport, Inc., and Friendly Transport, Inc., all majority owned subsidiaries of the Company. The Company entered into an agreement with certain key employees of Carolina in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following the year in which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002. The employees will receive an additional 15% at December 31, 2003, and an additional 10% at December 31, 2004. As a result of this agreement, the Company incurred compensation expense of $37,500 and $75,000 for the three months and six months ended June 30, 2003 and 2002. The Company also recognized minority interest expense (relating to the employees' portion of Carolina's net income) of $31,374 and $30,485 for the three months ended June 30, 2003 and 2002, respectively, and $61,690 and $44,838 for the six months ended June 30, 2003 and 2002, respectively.

7. LEGAL PROCEEDINGS

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

    In May 2002, judgment was rendered on these claims in favor of the plaintiff in the amount of $700,000. As a result, the Company increased its accrual for this litigation to $700,000 by recording a charge of $560,000 relating to this litigation for the year ended December 31, 2002. $360,000 of this charge was recorded for the three months ended March 31, 2002, based on the facts available at that time. An additional $200,000 charge was recorded in the fourth quarter of 2002. The Company is currently appealing this judgment.

    The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

8. STOCK COMPENSATION

    In March 2003, the Company granted a total of 400,000 shares of common stock to the company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. As a result, the Company will incur approximately $220,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) over the vesting period of this grant. These shares of common stock vest on December 31, 2004. The Company has recognized $31,500 of compensation expense related to these stock grants for the three month and six month periods ended June 30, 2003.

9.   Stock Repurchase Program

    In March 2003, the Board of Directors of the Company authorized the Company to repurchase shares of its common stock at the discretion of the Company but subject to (a) a limit on repurchases equal to 5% of the Company's earnings subsequent to December 31, 2001 and (b) a maximum price per share of five times the earnings per share for the Company's most recently completed fiscal quarter.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June 30, 2003 and 2002 and in the Company's Form 10-K for its fiscal year ended December 31, 2002, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Six months ended June 30, 2003 Compared to the six months ended June 30, 2002

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2003 and June 30, 2002:

                                                       2003     2002
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           74.1     74.4
    Commissions                                         9.9      9.8
    Insurance and claims                                4.1      3.8
    Salaries, wages and other                           5.3      4.7
    Other operating expenses                            4.7      4.9
                                                     -------   ------
     Total operating expenses                          98.1     97.6
                                                      ------   ------
Operating income                                        1.9      2.4

    The Company's operating revenues increased to $60.3 million for the six months ended June 30, 2003 from $47.6 million for the same period in 2002. This is an increase of 26.7%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and Keystone Lines, Inc. and the opening of Harbor Bridge Transportation. The growth of these subsidiaries is primarily attributable to the addition of new terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 74.1% of revenue for the six months ended June 30, 2003 from 74.4% for the six months ended June 30, 2002. The slight decrease was partially offset by the slight increase in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased slightly to 9.9% of revenue for the six months ended June 30, 2003 from 9.8% of revenue for the six months ended June 30, 2002. As previously described, the slight increase of 0.1% of revenue was partially offset by the decrease in purchased transportation.

    Insurance and claims increased to 4.1% of revenue for the six months ended June 30, 2003 from 3.8% of revenue for the six months ended June 30, 2002. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.3% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy.

    Salaries, wages, and fringe benefits were 5.3% of revenue for the six months ended June 30, 2003 compared to 4.7% of revenue for the six months ended June 30, 2002. This increase of 0.6% can primarily be attributed to an increase in officer compensation during 2003 and the Company's hiring of three agent recruiters during the first quarter 2003. Also contributing to the increase is three newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions.

    Other operating expenses as a percentage of revenue decreased slightly to 4.7% of revenue for the six months ended June 30, 2003 from 4.9% for the six months ended June 30, 2002. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company has expanded by adding new terminals and operations resulting in the addition of new locations, which in turn leads to an increase in operating expenses such as rent. Other operating expenses increased $0.5 million from $2.3 million in 2002 to $2.8 million in 2003. The increase is primarily attributable to (1) a $0.40 million increase due to new operations which began in the second quarter of 2002 and (2) an overall increase in operating expenses at other locations as volume continued to grow during 2003.

    Based on the changes in revenue and expenses described above, operating income increased by $36,135. Operating income for the six months ended June 30, 2003 was $1,153,623 compared to $1,117,488 for the six months ended June 30, 2002. Although operating income increased in dollar amount for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, operating income as a percentage of revenue decreased by 0.5%. This decrease can be attributed to three of the Company's operations that did not perform according to the Company's expectations. Management has taken corrective action.

    Interest expense decreased by $7,870 in 2003. Interest expense for the six months ended June 30, 2003 was $267,984 compared to interest expense of $275,854 for the six months ended June 30, 2002. This decrease in interest expense is attributable to a continued decrease in the prime rate. The rate on the Company's loan with Firstar is currently based on certain financial covenants and may range from prime to prime plus .5%. At June 30, 2003, the interest rate charged on the loan with Firstar was prime (4.00%).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)


    Non-operating (income) expense, exclusive of interest expense, includes income from rental property, storage, equipment usage, fees, discounts and legal settlement costs. Non-operating (income) expense, exclusive of interest expense, was ($203,294) for the six months ended June 30, 2003 versus $229,984 for the six months ended June 30, 2002. This is an increase of ($433,278) and is primarily attributable to a decrease in legal settlement expense. For the six months ended June 30, 2002, the Company incurred a $350,964 expense relating to a court ruling on litigation against the Company.

    Minority interest expense of $61,690 and $44,838 for the six months ended June 30, 2003 and 2002, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 6 to condensed financial statements).

    As a result of the factors described above, net income for the six months ended June 30, 2003 was $1,027,243 compared with $510,241 for the same period in 2002.

Three months ended June 30, 2003 Compared to the three months ended June 30,
2002

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2003 and June 30, 2002:

                                                       2003     2002
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.9     74.2
    Commissions                                        10.0      9.9
    Insurance and claims                                4.2      3.9
    Salaries, wages and other                           5.2      4.6
    Other operating expenses                            4.7      4.9
                                                     -------   ------
     Total operating expenses                         98.01     97.5
                                                     -------   ------
Operating income                                        2.0      2.5

    The Company's operating revenues increased to $31.7 million for the three months ended June 30, 2003 from $26.6 million for the same period in 2002. This is an increase of 19.0%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and Keystone Lines, Inc. and the opening of Harbor Bridge Transportation.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 73.9% of revenue for the three months ended June 30, 2003 from 74.2% for the three months ended June 30, 2002. The slight decrease is partially offset by the slight increase in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)


    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions remained relatively consistent at 10.0% of revenue for the three months ended June 30, 2003 from 9.9% of revenue for the three months ended June 30, 2002. As previously described, the slight increase of 0.1% of revenue, partially offsets the decrease in purchased transportation.

    Insurance and claims increased to 4.2% of revenue for the three months ended June 30, 2003 from 3.9% of revenue for the three months ended June 30, 2002. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.2% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy.

    Salaries, wages, and fringe benefits were 5.2% of revenue for the three months ended June 30, 2003 compared to 4.6% of revenue for the three months ended June 30, 2002. This increase of 0.6% can primarily be attributed to an increase in officer compensation during 2003 and the Company's hiring of three agent recruiters during the first quarter 2003.

    Other operating expenses as a percentage of revenue decreased slightly to 4.7% of revenue for the three months ended June 30, 2003 from 4.9% for the three months ended June 30, 2002. While not all operating expenses are directly variable with revenues, several components of operating expenses such as bad debt expense are directly impacted by the increased revenue. In addition, the Company has expanded by adding new terminals and operations resulting in the addition of new locations which in turn leads to an increase in operating expenses such as rent. Other operating expenses increased $0.2 million from $1.3 million in 2002 to $1.5 million in 2003. The increase is primarily attributable to new operations which began in the second quarter of 2002 and an overall increase in operating expenses at other locations as volume continued to grow during 2003.

    Based on the changes in revenue and expenses described above, operating income decreased by $17,994. Operating income for the three months ended June 30, 2003 was $626,264 compared to $644,258 for the three months ended June 30, 2002. This decrease can be attributed to three of the Company's operations that did not perform according to the Company's expectations. Management has taken corrective action.

    Interest expense decreased by $2,120 in 2003. Interest expense for the three months ended June 30, 2003 was $138,267 compared to interest expense of $140,387 for the three months ended June 30, 2002. This decrease in interest expense is attributable to a continued decrease in the prime rate. The rate on the Company's loan with Firstar is currently based on certain financial covenants and may range from prime to prime plus .5%. At June 30, 2003, the interest rate charged on the loan with Firstar was prime (4.00%).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

    Non-operating (income) expense, exclusive of interest expense, remained relatively constant. For the three months ended June 30, 2003, Non-operating (income) expense was ($83,537) versus $(85,247) for the three months ended June 30, 2002.

    Minority interest expense of $31,374 and $30,485 for the three months ended June 30, 2003 and 2002, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 6 to condensed financial statements).

    As a result of the factors described above, net income for the three months ended June 30, 2003 was $540,160 compared with $530,347 for the same period in 2002.

Liquidity and Capital Resources

    Net cash provided by (used in) operating activities increased $336,368 from ($13,571) for the six months ended June 30, 2002 to $322,797 for the six months ended June 30, 2003. Net income increased to $1,027,243 for the six months ended June 30, 2003 from $566,812 for the six months ended June 30, 2002. Although the Company continues to operate profitably, a significant amount of the profits are utilized to fund the Company's continued growth. As a result of the continued growth of existing terminals and new operations in the second half of 2002, accounts receivable increased $1,598,401 in 2003. This increase in accounts receivable was only partially offset by a corresponding increase in accounts payable of $527,646. This is due to the fact that the Company's customers typically pay 30 - 45 days from the invoice date. However, payment terms to many agents and independent owner operators are typically less than 15 days. The Company also has $700,000 accrued relating to a court ruling against the Company on certain litigation. While the Company intends to appeal this verdict, if the appeal is unsuccessful, the funding of this amount will result in a reduction in future cash provided by operations.

    Net cash used in investing activities was $112,805 for the six months ended June 30, 2003 compared to net cash used in investing activities of $171,029 for the six months ended June 30, 2002. Net cash used in investing activities for both periods related primarily to the purchase of equipment such as trailers.

    Net cash used in financing activities increased $72,532 from $137,460 for the six months ended June 30, 2002 to $209,992 for the six months ended June 30, 2003. The cash used in financing activities for 2003 is primarily due to repayments of shareholder and equipment loans in the amount of $555,610. This is offset by additional borrowing on the Company's line of credit in 2003 of $463,171. During 2003, the Company's subsidiary Carolina National also distributed $117,553 to minority shareholders.

    The Company has an $8.5 million revolving line of credit with borrowings limited to 75% of eligible accounts receivable. Based on the Company's eligible accounts receivable at June 30, 2003, unused availability under the line of credit at June 30, 2003 was $1,918,349. The Company is dependent upon the funds available under its loan agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility provides the Company sufficient liquidity to meet its needs on an ongoing basis. However, as the Company continues to grow, it will need to expand the facility in order to fund its growth. This facility expires on October 1, 2003 and the Company and the lender have begun discussion regarding its extension, but there can be no assurance regarding their outcome.

    The Company also has two additional equipment loans used to fund equipment purchases. The outstanding balances on these loans bear interest at the prime rate in effect plus 1% per annum (5.00% at June 30, 2003). The principal balance of these equipment loans is payable based on a five-year amortization of the outstanding balances with any remaining unpaid balance due in October 2003. The outstanding balances under these equipment loans totaled $560,998 at June 30, 2003. The loans are collateralized by the related equipment funded by these borrowings. The Company intends to and believes it will be successful in extending the maturity date of these loans into fiscal 2004.

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

    The Company also has approximately $3.0 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the lender on the revolving credit facility and is currently being repaid at a rate of $120,000 per year. Currently, this shareholder debt matures in October 2, 2004. It is anticipated that the maturity date of this debt will eventually be extended beyond 2004 or the debt may be converted into equity.

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

    We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined uncollectible based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible. Revenue for freight is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance expense are accrued when the related revenue is recognized.

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

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2003, the Company's deferred tax asset consists principally of net operating loss carry forwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized. The Company has based its estimate of the future utilization of the net operating loss upon its estimate of future taxable income. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required.

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

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief

Certain Relationships and Related Transactions (Continued)

Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $32,000 of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2003.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has a deposit with the provider. In addition, the Chief Executive Officer and Chief Financial Officer of the Company are shareholders of American Inter-Fidelity Corporation ("AIFC"), which manages AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE has paid no fees to AIFC in 2003 or 2002.

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $3.0 million. In addition, the Company has approximately $1 million of accrued interest due under these notes payable.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at June 30, 2003 includes $560,971 due from or guaranteed by these companies.

PART II. OTHER INFORMATION

Item 5.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluations as
(b) of a date within 90 days of the filing of this report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange
Act)
(c) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms
(d)  of the SEC.
(e) Changes in controls. There were no significant changes in our internal controls
(f) or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
(g) Disclosure controls and procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information
(h) required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time
(i) periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in
(j) the reports that we file under the Exchange Act is accumulated and communicated
(k)  to our management, including our principal executive officer and principal
(l) financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 6    Exhibits and Reports on Form 8-K

(a) (1)   List of Exhibits

       The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

Exhibit 31.1 Certification 302 of Chief Executive Officer
Exhibit 31.2 Certification 302 of Chief Financial Officer
Exhibit 32.1 Certification 906 of Chief Executive Officer
Exhibit 32.2 Certification 906 of Chief Financial Officer

(b)(1) Reports on Form 8-K

     No Reports on Form 8-K have been filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

US 1 Industries, Inc.



Michael E. Kibler
President



Harold E. Antonson
Chief Financial Officer

August 13, 2003