Form 10-Q
period 2003-09-30
US 1 INDUSTRIES INC
filed 2003-11-13
CIK 351498

                           FORM 10-Q


        ________________________________________________


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                        QUARTERLY REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2003.

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


As of November 12, 2003, there were 11,618,224 shares of registrant's common stock outstanding.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
      SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

Part I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.


ASSETS

                                            September 30,         December 31,
                                                2003                 2002
                                            (Unaudited)
CURRENT ASSETS:
Cash                                              $         0    $         0
Accounts receivable-trade, less allowances for
    doubtful accounts of $763,000 and $460,000
    respectively                                   18,163,695     16,468,912
Other receivables, including receivables due
   from affiliated entities of $211,481 and
   $261,000, respectively                           1,647,773      1,648,599
Prepaid expenses and other current assets             489,292        518,374
Current deferred tax asset                            600,000        600,000
                                                  -----------     ----------
      Total current assets                         20,900,760     19,235,885
FIXED ASSETS:
   Equipment                                        1,792,032      1,669,781
   Less accumulated depreciation and amortization    (729,814)      (512,406)
                                                   -----------     ----------
      Net fixed assets                              1,062,218      1,157,375
                                                   -----------    -----------
ASSETS HELD FOR SALE:
   Land                                               195,347        195,347
   Valuation allowance                               (141,347)      (141,347)
                                                   -----------   -----------
      Net assets held for sale                         54,000         54,000
Non-current deferred tax asset                        600,000        600,000
Other Assets                                          397,745        396,527
                                                   -----------   -----------
TOTAL ASSETS                                      $23,014,723    $21,443,787
                                                   ===========   ===========





The accompanying notes are an integral part of the consolidated financial statements.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
      SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  September 30,   December 31,
                                                      2003            2002
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                       $6,095,424    $6,118,480
   Current portion of long-term debt                 236,543     1,197,667
   Accounts payable                                6,795,639     5,627,909
   Accrued expenses                                  356,304       403,296
   Insurance and claims                              839,464     1,044,222
   Accrued compensation                               87,650        87,273
   Accrued interest                                1,112,029     1,009,394
   Fuel and other taxes payable                       85,404        81,714
   Accrued Legal Settlement                          700,000       700,000
                                                 -----------   ------------
      Total current liabilities                   16,308,457    16,269,955
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      3,221,916     3,113,653

Minority Interest                                    249,845       202,751
REDEEMABLE PREFERRED STOCK:
    Authorized 5,000,000 shares; no par value

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 11,618,224 shares outstanding   42,180,095    42,068,639
    as of September 30, 2003 and December 31, 2002.

   Accumulated deficit                           (38,945,590)  (40,211,211)
                                                 -----------   -----------
   Total shareholders' equity                      3,234,505     1,857,428
                                                 -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 $23,014,723   $21,443,787
                                                 ===========  ============




The accompanying notes are an integral part of the consolidated financial statements.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           (UNAUDITED)

                                    Three Months Ended  Nine Months Ended
                                  2003            2002    2003        2002
OPERATING REVENUES              $30,877,231 $28,649,253 $91,139,154 $76,228,582
                                -----------  ----------  ----------  ----------
OPERATING EXPENSES:
    Purchased transportation     22,798,317  21,138,471  67,460,639  56,566,226
    Commissions                   3,238,736   2,863,216   9,209,084   7,524,323
    Insurance and claims          1,418,498   1,309,381   3,878,072   3,128,462
    Salaries, wages, and other    1,656,723   1,301,874   4,852,758   3,545,633
    Other operating expenses      1,440,921   1,384,261   4,260,946   3,694,400
                                  ----------- ---------- ----------   ---------
     Total operating expenses    30,553,195  27,997,203  89,661,499  74,459,044
                                 ----------- ----------  ----------  ----------
OPERATING INCOME                    324,036     652,050   1,477,655   1,769,538
                                 ----------- ----------  ----------  ----------
NON-OPERATION INCOME (EXPENSE)
     Legal Settlement                     0           0           0    (350,964)
     Interest income                  6,802       6,609      14,161      23,135
     Interest (expense)            (120,753)   (155,213)   (388,737)   (431,067)
     Other income                    67,347      70,516     263,288     174,967
                                 -----------  ----------  ----------  ----------
      Total non-operating (expense) (46,604)    (78,088)   (111,288)   (583,929)
                                 -----------  ----------  ----------  ----------
NET INCOME BEFORE MINORITY
 INTEREST                       $   277,432   $ 573,962  $1,366,367 $ 1,185,609
Minority Interest Expense           (39,056)    (31,393)   (100,746)    (76,231)
                                 -----------  ----------  ----------  ----------
NET INCOME                      $   238,376   $ 542,569  $1,265,621 $ 1,109,378
DIVIDENDS ON PREFERRED SHARES             0           0           0     (56,573)
Redemption of redeemable
     preferred stock                      0     609,541           0     609,541
                                -----------   ---------- ----------   ----------
NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS              238,376   1,152,110   1,265,621   1,662,346
                                ===========   ========== ==========   ==========
Basic Net income Per Common
  Share                         $      0.02   $    0.10  $     0.11 $      0.15
                                ===========   ========== ==========   ==========
Diluted Net Income Per
  Common Share                  $      0.02   $    0.10  $     0.10 $      0.14
                                ===========   ========== ==========   ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC              11,618,224  11,433,441  11,618,224  10,892,949
                                ===========  ==========  ==========   ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED            12,018,224  11,433,441  11,914,195  10,892,949
                                ===========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


















                                                                      Total
                                      Common    Common Accumulated Shareholders'
                                      Shares    Stock    Deficit      Equity


Balance, December 31, 2002      $11,618,224  $42,068,639 $(40,211,211)$1,857,428

Minority interest in subsidiary           0       48,599            0     48,599

Grant of restricted common stock          0       62,857            0     62,857

Net income for the nine months ended
  September 30, 2003                                        1,265,621  1,265,621
                               _________________________________________________
Balance, September 30, 2003     $1,618,224   $42,180,095 $(38,945,590)$3,234,505
                               _________________________________________________

The accompanying notes are in integral part of the consolidated financial statements.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002 (UNAUDITED)

                                             Nine Months Ended Sept 30,
                                                2003             2002
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  1,265,621          1,109,381
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization               230,531            209,945
  Compensation Expense resulting from
   issuance of equity in subsidiary           112,500            112,500
  Compensation expense resulting from
   restricted stock grant to officers          62,857                  0
  Provision for bad debts                     531,030            489,513
  Minority interest expense                   100,746             76,231
  Legal Settlement                                  0            360,000
  Changes in operating assets and liabilities:
    Accounts receivable - trade            (2,225,813)        (4,906,383)
    Other receivables                             826           (268,590)
    Prepaid expenses and other
    current assets                             29,082            371,748
    Other assets                               (1,218)           (13,741)
    Accounts payable                        1,167,731          3,226,638
    Accrued expenses                          (46,992)           116,989
    Accrued interest                          102,636             54,060
    Insurance and claims                     (204,758)           295,856
    Accrued compensation                          377             52,555
    Fuel and other taxes payable                3,690            (14,654)
                                            ---------          ---------
  Net cash provided by operating
     activities                             1,128,846          1,271,578
                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                  (151,086)          (177,117)
  Proceeds from sales of fixed assets          15,712                  0
                                            ---------          ---------
  Net cash used in investing activities      (135,374)          (177,117)
                                            ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit         (23,056)          (840,972)
  Principal payments on long-term debt       (397,062)          (363,076)
  Repayments of shareholder loans            (455,801)          (212,473)
  Distributions to minority interest         (117,553)                 0
                                            ---------          ---------
  Net cash used in financing activities      (993,472)        (1,416,521)
                                            ---------          ---------
NET DECREASE IN CASH                                0           (322,060)
CASH, BEGINNING OF PERIOD                           0            322,060
                                            ---------          ---------
CASH, END OF PERIOD                                 0                  0
                                            =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2003 and the consolidated statements of income, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("Company") audited consolidated financial statements for the year ended December 31, 2002, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for VIEs held prior to February 1, 2003. The Company has not acquired an interest in any VIEs subsequent to January 31, 2003. The Company has evaluated American Inter-Fidelity Exchange ("AIFE"), a reciprocal insurance company, to determine if this entity qualifies as a VIE. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. AIFE currently receives a majority of its premiums from the Company. The Company has determined that AIFE does not qualify as a VIE and as a result the adoption of FIN 46 did not have a material impact on our consolidated financial statements. However, the Company will continue to evaluate its relationship with AIFE upon any change in circumstances to evaluate the applicability of FIN 46 and other accounting guidance on consolidation.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after September 30, 2003 and is to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.

    In May 2003, the FASB issued ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

    In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 was applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies were permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of EITF No. 00-21 did not have a material impact on our consolidated financial statements.

3.  RECLASSIFICATIONS

    Certain  reclassifications have been made to the  previously reported  2002  financial statements to  conform  with  the  2003 presentation.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  EARNINGS PER COMMON SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS.

There were no outstanding common stock equivalents in these periods.

                                Three Months Ended       Nine Months Ended
Numerator                        2003         2002       2003         2002
       Net income              $  238,376   $  542,569  $ 1,265,621  $1,109,378
       Dividends on preferred shares    0            0            0     (56,573)
 Redemption of redeemable
   preferred stock                             609,541                   609,541
                               ---------    ----------    ----------  ----------
 Net income available to common
      shareholders for basic
      EPS                      $  238,376   $1,152,110  $ 1,265,621  $1,662,346
 Net income attributable to unvested
      Minority interest shares in
      subsidiary                 (52,772)      (52,320)      (4,790)   (127,050)
                               ---------    ----------   ----------   ----------
 Net income available to common
      shareholders for
      diluted EPS              $  185,604  $ 1,099,790  $ 1,260,831  $1,535,296
Denominator
      Weighted average common
      shares outstanding for
      basic EPS                11,618,224   11,433,441   11,618,224  10,892,949
      Effect of diluted securities
      Unvested restricted stock
      granted to employees     $  400,000  $        0   $   295,971   $        0

                              __________________________________________________
      Weighted average shares
      Outstanding for diluted
      EPS                      $12,018,224 $11,433,441  $11,914,195  $10,892,949

5. REVOLVING LINE OF CREDIT

    Effective October 1, 2003, the Company's Lender agreed to amend the existing bank agreement to increase the Company's revolving line of credit from $8.5 million to $10.0 million. The maturity date of the Company's revolving line of credit was also extended from October 1, 2003 to October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At September 30, 2003, the interest rate on this line of credit was at prime (4.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings of up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2003, the outstanding borrowings on this line of credit were $6.1 million.

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

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of Carolina National Logistics Inc., ("Carolina") a subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following the year in which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002. The employees will receive an additional 15% at December 31, 2003, and an additional 10% at December 31, 2004. As a result of this agreement, the Company incurred compensation expense of $37,500 and $112,500 for the three months and nine months ended September 30, 2003 and 2002. The Company also recognized minority interest expense (relating to the employees' portion of Carolina's net income) of $39,056 and $31,393 for the three months ended September 30, 2003 and 2002, respectively, and $100,746 and $76,231 for the nine months ended September 30, 2003 and 2002, respectively.

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

    The Company is involved in various other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

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

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    The Company has recognized $31,400 and $62,800 of compensation expense related to these stock grants for the three month and nine month periods ended September 30, 2003, respectively.

9.   Stock Repurchase Program

    In March 2003, the Board of Directors of the Company authorized the Company to repurchase shares of its common stock at the discretion of the Company but subject to (a) a limit on repurchases equal to 5% of the Company's earnings subsequent to December 31, 2001 and (b) a maximum price per share of five times the earnings per share for the Company's most recently completed fiscal quarter. No shares have been repurchased as of September 30, 2003 under this provision.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.


Results of Operations

    You should read the following discussion regarding the Company along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2003 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2003 and 2002 and in the Company's Form 10-K for its fiscal year ended December 31, 2002, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Nine months ended September 30, 2003 Compared to the nine months ended September 30, 2002

The following table sets forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2003 and September 30, 2002:

                                                      2003    2002
                                                     ------   ------
Revenue                                               100.0%  100.0%
Operating expenses:
    Purchased transportation                           74.0    74.2
    Commissions                                        10.1     9.9
    Insurance and claims                                4.3     4.1
    Salaries, wages and other                           5.3     4.7
    Other operating expenses                            4.7     4.8
                                                     -------  ------
     Total operating expenses                          98.4    97.7
                                                      ------  ------
Operating income                                        1.6     2.3

Nine months ended September 30, 2003 Compared to the nine months ended September 30, 2002 (Continued)

    The Company's operating revenues increased to $91.1 million for the nine months ended September 30, 2003 from $76.2 million for the same period in 2002. This is an increase of 19.6%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and Keystone Lines, Inc. and the opening of Harbor Bridge Transportation. The growth of these subsidiaries is primarily attributable to the addition of new terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses.
Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 74.0% of revenue for the nine months ended September 30, 2003 from 74.2% for the nine months ended September 30, 2002. The slight decrease was partially offset by the slight increase in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 10.1% of revenue for the nine months ended September 30, 2003 from 9.9% of revenue for the nine months ended September 30, 2002. As previously described, the slight increase of 0.2% of revenue was partially offset by the decrease in purchased transportation.

    Insurance and claims increased to 4.3% of revenue for the nine months ended September 30, 2003 from 4.1% of revenue for the nine months ended September 30, 2002. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.2% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy.

    Salaries, wages, and fringe benefits were 5.3% of revenue for the nine months ended September 30, 2003 compared to 4.7% of revenue for the nine months ended September 30, 2002. This increase of 0.6% can primarily be attributed to an increase in officer compensation during 2003 and the Company's hiring of other sales and management personnel, such as agent recruiters, whose work did not benefit the company sufficiently to offset the cost of their compensation during the nine months ended September 30, 2003.

    Other operating expenses as a percentage of revenue decreased slightly to 4.7% of revenue for the nine months ended September
30, 2003 from 4.8% for the nine months ended September 30, 2002.
While not all operating expenses are

Nine months ended September 30, 2003 Compared to the nine months ended September 30, 2002 (Continued)

directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company has expanded by adding new terminals and operations resulting in the addition of new locations, which in turn leads to an increase in operating expenses such as rent. Other operating expenses increased $0.6 million from $3.7 million in 2002 to $4.3 million in 2003.
The increase is primarily attributable to (1) a $0.40 million increase due to new operations which began in the third quarter of 2002 and (2) an overall increase in operating expenses at other locations as volume continued to grow during 2003.

    Based on the changes in revenue and expenses described above, operating income decreased by $291,883. Operating income for the nine months ended September 30, 2003 was $1,477,655 compared to $1,769,538 for the nine months ended September 30, 2002.

    Interest expense decreased by $42,330 in 2003. Interest expense for the nine months ended September 30, 2003 was $388,737 compared to interest expense of $431,067 for the nine months ended September 30, 2002. This decrease in interest expense is attributable to a continued decrease in the prime rate. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime plus .5%. At September 30, 2003, the interest rate charged on the loan with US Bank was prime (4.00%).

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property, storage, equipment usage, fees, discounts and legal settlement costs. Non-operating (income) expense, exclusive of interest expense, was ($277,449) for the nine months ended September 30, 2003 versus $152,856 for the nine months ended September 30, 2002. For the nine months ended September 30, 2002 the Company incurred an expense of $350,964 as a result of an increase in a reserve for certain litigation against the Company. The company did not have any such expense in the first nine months of 2003.

    Minority interest expense of $100,746 and $76,231 for the nine months ended September 30, 2003 and 2002, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 6 to condensed consolidated financial statements).

    As a result of the factors described above, net income for the nine months ended September 30, 2003 was $1,265,621 compared with $1,109,378 for the same period in 2002.

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

Three months ended September 30, 2003 Compared to the three months ended September 30, 2002

The following table sets forth the percentage relationships of expense items to revenue for the three months ended September 30, 2003 and September 30, 2002:

                                                       2003    2002
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.8     73.8
    Commissions                                        10.5     10.0
    Insurance and claims                                4.6      4.6
    Salaries, wages and other                           5.4      4.5
    Other operating expenses                            4.7      4.8
                                                     -------   ------
     Total operating expenses                          99.0     97.7
                                                     -------   ------
Operating income                                        1.0      2.3

    The Company's operating revenues increased to $30.9 million for the three months ended September 30,2003 from $28.7 million for the same period in 2002. This is an increase of 7.8%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and
Keystone Lines, Inc. and the opening of Harbor Bridge
Transportation.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation remained constant at 73.8% of revenue. Many agents negotiate a combined percentage payable for purchased transportation and commission.
The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 10.5% of revenue for the three months ended September 30, 2003 from 10.0% of revenue for the three months ended September 30, 2002. This was due to one of the Company's subsidiaries increasing commissions to their agents with the expectation that other costs could be controlled. This expectation did not materialize.

    Insurance and claims remained constant at 4.6% of revenue for the three months ended September 30, 2003 and 2002. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

     Salaries, wages, and fringe benefits were 5.4% of revenue for the three months ended September 30, 2003 compared to 4.5% of revenue for the three months ended September 30, 2002. This increase of 0.9% can primarily be

Three months ended September 30, 2003 Compared to the three months ended September 30, 2002 (Continued)

attributed to an increase in officer compensation during 2003 and the Company's hiring of other sales and management personnel, such as agent recruiters, whose work did not benefit the company sufficiently to offset the cost of their compensation during the third quarter 2003.

    Other operating expenses as a percentage of revenue decreased slightly to 4.7% of revenue for the three months ended September 30, 2003 from 4.8% for the three months ended September 30, 2002. While not all operating expenses are directly variable with revenues, several components of operating expenses such as bad debt expense are directly impacted by the increased revenue. In addition, the Company has expanded by adding new terminals and operations resulting in the addition of new locations which in turn leads to an increase in operating expenses such as rent. Other operating expenses were $1.4 million for the three months ended September 30, 2003 and $1.4 million for the three months ended September 30, 2002.

    Based on the changes in revenue and expenses described above, operating income decreased by $328,014. Operating income for the three months ended September 30, 2003 was $324,036 compared to $652,050 for the three months ended September 30, 2002. This decrease can be attributed to three of the Company's operations that did not perform according to the Company's expectations along with increased commissions and wages.

    Interest expense decreased by $34,460 in 2003. Interest expense for the three months ended September 30, 2003 was $120,753 compared to interest expense of $155,213 for the three months ended September 30, 2002. This decrease in interest expense is attributable to a continued decrease in the prime rate. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime plus .5%. At September 30, 2003, the interest rate charged on the loan with US Bank was prime (4.00%).

    Non-operating (income) expense, exclusive of interest expense, remained relatively constant. For the three months ended September 30, 2003, Non-operating (income) expense was ($74,149) versus $(77,125) for the three months ended September 30, 2002.

    Minority interest expense of $39,056 and $31,393 for the three months ended September 30, 2003 and 2002, respectively, is the result of an agreement with certain key employees of Carolina
National, a wholly owned subsidiary of the Company.

    Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 6 to condensed consolidated financial statements).

    As a result of the factors described above, net income for the three months ended September 30, 2003 was $238,376 compared with $542,569 for the same period in 2002.

    On July 18, 2002, the company redeemed all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock. The carrying value of the preferred stock exceeded the fair value of the common stock issued. As a result, the difference between the fair value of the

Three months ended September 30, 2003 Compared to the three months ended September 30, 2002 (Continued)

common stock issued and the carrying value of the preferred shares redeemed totaling $609,541 is reflected as an addition to net income available to common shareholders for the three month period ended September 30, 2002. The Company recorded this addition to net income available to common shareholders by offsetting charges and credits to common stock without any effect in total shareholders' equity.

Liquidity and Capital Resources

    Net cash provided by operating activities decreased $142,732 from $1,271,578 for the nine months ended September 30, 2002 to $1,128,846 for the nine months ended September 30, 2003. Net income increased to $1,265,628 for the nine months ended September 30, 2003 from $1,109,381 for the nine months ended September 30, 2002. Although the Company continues to operate profitably, a significant amount of the profits are utilized to fund the Company's continued growth. As a result of the continued growth of existing terminals and new operations for the nine months ended September 30, 2003, accounts receivable increased $2,225,813 in 2003. This increase in accounts receivable was only partially offset by a corresponding increase in accounts payable of $1,167,731. This is due to the fact that the Company's customers typically pay 30 - 45 days from the invoice date. However, payment terms to many agents and independent owner operators are typically less than 15 days. The Company also has $700,000 accrued relating to a court ruling against the Company on certain litigation. The Company has appealed this verdict and is awaiting the Court's decision.

    Net cash used in investing activities was $135,374 for the nine months ended September 30, 2003 compared to net cash used in investing activities of $177,117 for the nine months ended September 30, 2002. Net cash used in investing activities for both periods related primarily to the purchase of equipment such as trailers.

    Net cash used in financing activities decreased $423,049 from $1,416,521 for the nine months ended September 30, 2002 to $993,472 for the nine months ended September 30, 2003. The cash used in financing activities for 2003 is primarily due to repayments of shareholder and equipment loans in the amount of $852,863. During the first nine months in 2003, the Company's subsidiary Carolina National also distributed $117,553 to minority shareholders.

    Effective October 1, 2003, the Company's Lender agreed to amend the existing bank agreement to increase the Company's revolving line of credit from $8.5 million to $10.0 million. The maturity date of the Company's revolving line of credit was also extended from October 1, 2003 to October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At September 30, 2003, the interest rate on this line of credit was at prime (4.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings of up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2003, the outstanding borrowings on this line of credit were $6.1 million.

    The Company is dependent upon the funds available under its loan agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility provides the Company sufficient liquidity to meet its needs on an ongoing basis.

    The Company also has two additional equipment loans used to fund equipment purchases. The outstanding balances on these loans bear interest at the prime rate in effect plus 1% per annum (5.00% at September 30, 2003). The principal balance of these equipment loans is payable based on a five-year amortization of the outstanding balances. The outstanding balances under these equipment loans totaled $515,240 at September 30, 2003. The loans are collateralized by the related equipment funded by these borrowings. These loans were renewed in October 2003 and now carry maturity dates of October 1, 2005. Interest rates with this renewal will vary based on certain financial covenants. The new interest rates will range from prime to prime less 0.50% per annum.

    In October 2003, the Company's lender granted them a new equipment line of credit in the amount of $500,000. Although the Company has not utilized this new line of credit, the interest rate will range from prime to prime less 0.50% per annum based on certain financial covenants. This new equipment line of credit carries a maturity date of October 1, 2005.

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

    The Company also has approximately $2.9 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the lender of the revolving credit facility and matures on October 10, 2006.

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

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2003, the Company's deferred tax asset consists principally of net operating loss carry forwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized. The Company has based its estimate of the future utilization of the net operating loss upon its estimate of future taxable income. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required.


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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest in an amount equal to the prime rate in affect (4.00% at September 30, 2003). The interest rate is based on certain financial covenants and may range from prime to prime less .5%. In addition, the company has certain equipment lines-of-credit which bear interest at the prime rate less .5%annum (at September 30, 2003 the rate was 5.00%). The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

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

    The Company has approximately $211,000 of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2003.

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a Director of the Company and the Company has a deposit with the provider. In addition, the Chief Executive Officer and Chief Financial Officer, as well as a director of the Company, are shareholders of American Inter-Fidelity Corporation ("AIFC"), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. During 2003, AIFE paid management fees of $282,000 to AIFC which AIFC then paid as dividends totaling $282,000 to these officers and directors of the Company.

    The Company also pays a non-executive director of the Company
$2,000 per month for consulting services.

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.9 million at September 30, 2003. In addition, the Company has approximately $1 million of accrued interest due under these notes payable.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at September 30, 2003 includes $746,430 due from or guaranteed by these companies.

PART II. OTHER INFORMATION

Item 5.     Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluations as of the end of the period covered by the report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b) Changes in controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the end of the period covered by the report, including any corrective actions with regard to significant deficiencies and material weaknesses.

     (c) Disclosure controls and procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.




Item 6    Exhibits and Reports on Form 8-K

(a) (1)   List of Exhibits

       The following exhibits, numbered in accordance with Item
601 of Regulation S-K, are filed as part of this report:

Exhibit 10.12 Eighth Amendment to Loan Agreement
Exhibit 31.1  Certification 302 of Chief Executive Officer
Exhibit 31.2  Certification 302 of Chief Financial Officer
Exhibit 32.1  Certification 906 of Chief Executive Officer
Exhibit 32.2  Certification 906 of Chief Financial Officer

(b)(1) Reports on Form 8-K

     No Reports on Form 8-K have been filed during the quarter.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

US 1 Industries, Inc.


Michael E. Kibler
President



Harold E. Antonson
Chief Financial Officer

November 13, 2003

Exhibit 10.12

               EIGHTH AMENDMENT TO LOAN AGREEMENT

     This Eighth Amendment to Loan Agreement ("Amendment"), dated as of October 1, 2003, is between CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation ("Patriot"); LIBERTY TRANSPORT, INC., an Indiana corporation ("Liberty"); and KEYSTONE LINES CORPORATION, an Indiana corporation ("Keystone-Indiana"), (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty, and Keystone-Indiana are hereinafter collectively referred to as "Borrowers" or individually as a "Borrower"); US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"); and U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"). Capitalized terms not defined herein have the meanings ascribed to them in the Loan Agreement, as that term is defined herein.

                     PRELIMINARY STATEMENT:

     All Borrowers have previously entered into a Loan Agreement with Lender dated as of April 18, 2000, and amended as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1,
2002, August 1, 2002, and March 21, 2003 (the April 18, 2000 Loan
Agreement, as so amended, is the "Existing Loan Agreement," and, as amended by this Amendment, constitutes the "Loan Agreement").

     Lender has agreed to amend the Existing Loan Agreement to do the following: (i) increase the Revolving Loan Commitment to $10,000,000, (ii) extend the maturity date of the Revolving Loan, the Equipment Loan and the Guidance Loan, (iii) provide for grid pricing of all loans under the Loan Agreement, (iv) modify certain financial covenants of the Borrowers and the Guarantor,
(v) provide for a new $500,000 Second Guidance Loan, (vi) allow for the payment of $220,000 towards certain Subordinated Debt under the Subordination Agreements and modify the definition of "Permitted Payments" thereunder, and (vii) provide for other matters, as set forth herein.

     NOW, THEREFORE, it is hereby agreed as follows:

     1. Each of Borrowers and Guarantor represent and warrant that no Event of Default or Incipient Default exists or will occur as a result of the execution of and performance under this Eighth Amendment to Loan Agreement and that each of their representations and warranties set forth in the Loan Instruments (as the definition of that term is amended by this Amendment) is true and correct as of the date hereof, except to the extent that any such representations or warranties speak exclusively to an earlier date.

     2. The parties hereby agree to amend and restate in their entirety the following definitions in Section 1.1 of the Loan Agreement as follows:

          "Advance: any advance of the Revolving Loan (including, without limitation, the payment of any sum pursuant to a Standby Letter of Credit to the beneficiary named therein), the Equipment Loan, the Guidance Loan or the Second Guidance Loan."

          "Certificated Collateral: any equipment purchased with proceeds of the Equipment Loan, the Guidance Loan or the Second Guidance Loan which is covered by title issued under a statute of a state under the law of which indication of a security interest on the certificate of title is required as a condition of perfection."

          "Equipment  Loan  Maturity Date:  the  earlier  of  (i)
     October  1,  2005,  or  (ii) the date  on  which  Borrowers'
     obligations   are   accelerated  pursuant   to   this   Loan
     Agreement."

          "Equipment Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Equipment Loan Commitment, dated as of December 7, 2000, as amended and restated as of October 15, 2001, May 1, 2002, August 1, 2002, March 21, 2003, and October 1, 2003."

          "Guidance  Loan  Maturity  Date:  the  earlier  of  (i)
     October  1,  2005,  or  (ii) the date  on  which  Borrowers'
     obligations   are   accelerated  pursuant   to   this   Loan
     Agreement."

          "Guidance Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Guidance Loan Commitment, dated as of October 15, 2001, as amended and restated as of May 1, 2002, August 1, 2002, March 21, 2003, and October 1, 2003."

          "Loan Instruments:

         (i)        Loan Agreement;

         (ii)       Revolving Loan Note;

         (iii)      Equipment Loan Note;

         (iv)       Guidance Loan Note;

         (v)        Second Guidance Loan Note;

         (vi)       Corporate Guaranty;

         (vii)     Security Instruments;

         (viii)    Closing Certificate;

         (ix)       Subordination Agreements;

         (x)        Personal Guaranties;

         (xi)       Reaffirmations of Personal Guaranties;

         (xii)     Corporate Guaranty;

         (xiii)    Reaffirmation of Corporate Guaranty;

         (xiv)     Standby Letter of Credit;

         (xv) Application and Agreement for Standby Letter of Credit;

         (xvi) Continuing Reimbursement Agreement for Standby Letters of Credit; and

         (xvii)    such other instruments and documents as Lender may
           reasonably require   in connection with the transactions
           contemplated by this Loan Agreement;

     as the same may be amended and/or restated from time to time, including without limitation as amended by or pursuant to that certain Loan Agreement dated April, 18, 2000, by and between the parties hereto, as amended by that certain Amendment to Loan Agreement dated June 9, 2000, that certain Second Amendment to Loan Agreement dated December 7, 2000, that certain Third Amendment to Loan Agreement dated March 1, 2001, that certain Fourth Amendment to Loan Agreement dated October 15, 2001, that certain Fifth Amendment to Loan Agreement dated May 1, 2002, that certain Sixth Amendment to Loan Agreement dated August 1, 2002, that certain Seventh Amendment to Loan Agreement dated March 21, 2003 and that certain Eighth Amendment to Loan Agreement dated October 1, 2003."

          "Principal Balance: the unpaid principal balances of the Revolving Loan, the Equipment Loan, the Guidance Loan and the Second Guidance Loan, as the case may be."

          "Purchase Date: the date or dates of purchase of any equipment purchased with one or more Advances from the Equipment Loan under Section 2.1.A, from the Guidance Loan under Section 2.1.B or from the Second Guidance Loan under
     Section 2.1.C, as the case may be."

          "Revolving Loan Commitment: $10,000,000"

          "Revolving  Loan  Maturity Date:  the  earlier  of  (i)
     October  1,  2005,  or  (ii) the date  on  which  Borrowers'
     obligations   are   accelerated  pursuant   to   this   Loan
     Agreement."

          "Revolving Loan Note: the promissory note executed by Borrowers payable to the order of Lender in the amount of the Revolving Loan Commitment, dated as of April 18, 2000, and as further amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002, March 21, 2003, and October 1, 2003."

     3.   The parties hereby agree to add the following definitions to
     Section 1.1 of the Loan Agreement:

          "Second  Guidance  Loan: the Loan  made  by  Lender  to
     Borrowers pursuant to Section 2.1.C hereof."

          "Second Guidance Loan Commitment: $500,000."

          "Second Guidance Loan Maturity Date: the earlier of (i)
     October  1,  2005,  or  (ii) the date  on  which  Borrowers'
     obligations   are   accelerated  pursuant   to   this   Loan
     Agreement."

          "Second   Guidance  Loan  Note:  the  promissory   note
     executed by Borrowers payable to the order of Lender in the amount of the Second Guidance Loan Commitment, dated as of October 1, 2003."

     4. A new Section 2.1.C of the Loan Agreement is hereby added to read as follows:

     "2.1.C    Second Guidance Loan.

          2.1.C.1        Amount and Disbursement.

               Upon the terms and subject to the conditions herein set forth, Lender agrees to make Advances of the Second Guidance Loan to Borrowers from time to time from October 1, 2003 to December 31, 2004, in an aggregate amount outstanding at any one time not in excess of the Second Guidance Loan Commitment. Lender may remit Advances of the Second Guidance Loan directly to equipment sellers. Each of Borrowers shall remain jointly and severally liable with the other Borrowers for the repayment of all such Advances of the Second Guidance Loan with interest.

          2.1.C.2        Second Guidance Loan Note.

              The Second Guidance Loan shall be evidenced by the Second Guidance Loan Note.


          2.1.C.3        Reborrowing.

               Subject to the conditions set forth in this
          Section 2.1.C, Borrowers may from time to time prior to or on December 31, 2004, reborrow all or any portion of any Advance of the Second Guidance Loan which is repaid.

          2.1.C.4        Conditions.

               The obligation of Lender to disburse any Advance of the Second Guidance Loan is subject to the satisfaction of the following conditions precedent:

                    (a) no Event of Default or Incipient Default shall exist or would be created by the making of any such Advance;

                    (b)  each such Advance shall be in a minimum
          amount of $1,000;

                    (c) not less than ten (10) days prior to the estimated Purchase Date, Lender shall have:

                         (i)  received a written request in a
               form satisfactory to Lender requesting an Advance on the Second Guidance Loan;

                         (ii) received and approved of a copy of
               the purchase agreement and all other agreements or instruments relating to the purchase of any equipment to be purchased with such Advance and shall have received any other information which Lender may request as to any such equipment, including without limitation UCC, judgment and tax lien searches, invoices, bills of sale, certificates of title and other document reports as Lender may request establishing good title in the Seller of the equipment to be purchased free and clear of all encumbrances and that Lender's security interest therein when perfected will be a first Lien; and

                         (iii)     approved the purchase of such
               equipment, which approval shall not be
               unreasonably withheld;

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

                    (f)  Borrowers shall have paid or made
          available in a manner satisfactory to Lender the balance due for the purchase of the equipment to be purchased; and

                    (g)  the amount of any Advance of the Second
          Guidance Loan shall be limited to eighty percent (80%) of the purchase price for the equipment to be purchased with the proceeds of such Advance."

     5. Section 2.2 of the Loan Agreement is hereby restated in its entirety to read as follows:

          "The proceeds of the Revolving Loan shall be used to
     (i) refinance Borrowers' and Guarantor's secured loan obligations to Lender; (ii) for Borrowers' working capital; and (iii) to pay related transaction costs, provided that, with compliance with the Special Advance Conditions, the Borrowers may obtain a Special Advance of up to $620,000 of the proceeds of the Revolving Loan.

          The proceeds of the Equipment Loan shall be used to purchase equipment for use in Borrowers' trucking business.

          The proceeds of the Guidance Loan shall be used to purchase equipment for use in Borrowers' trucking business.

          The proceeds of the Second Guidance Loan shall be used to purchase equipment for use in Borrowers' trucking business."

     6. Section 2.3.1 of the Loan Agreement is amended and restated in its entirety as follows:

               "2.3.1    Interest Rate.   The Principal Balances
          of each of the Revolving Loan, the Equipment Loan, the Guidance Loan and the Second Guidance Loan shall bear interest from the date hereof at a rate determined as follows:


             If the ratio of          The interest rate charged
             Unsubordinated           effective the first day of
             Indebtedness to EBITDA   the next quarter shall be
             is:                      equal to:

             > 2.51 to 1, =3.00 to    The Prime Rate in effect
             1                        from time to time

             > 2.00 to 1, = 2.51 to   The Prime Rate in effect
             1                        from time to time, less
                                      0.25% per annum

             = 2.00 to 1              The Prime Rate in effect
                                      from time to time, less
                                      0.50% per annum

     provided, however, that during a Default Rate Period, Borrowers' Obligations shall bear interest at the applicable
     Default Rate.  For the purposes of this Section 2.3.1,
     EBITDA shall be determined based on a rolling four (4) quarter average.

     7. A new subsection 2.4.1(d) of the Loan Agreement is hereby added to read as follows:

          "Interest on the Second Guidance Loan shall be payable monthly in arrears commencing October 15, 2003, with a final payment due on the Second Guidance Loan Maturity Date."

     8. A new subsection 2.4.2(d) of the Loan Agreement is hereby added to read as follows:

          "The unpaid principal balance of the Second Guidance Loan shall be due and payable as follows: beginning January 1, 2005, the amount of the then-unpaid principal balance divided by sixty (60) shall be payable on the first Business Day of the month commencing January 1, 2005, and on the 1st of each month thereafter with payment of the remaining principal balance of the Second Guidance Loan becoming due and payable, if not sooner paid, on the Second Guidance Loan Maturity Date."

     9. The parties hereby agree to amend and restate in its entirety Section 7.16 of the Loan Agreement as follows:

          "7.16 Maximum Unsubordinated Indebtedness to EBITDA Ratio. Permit the ratio of Unsubordinated Indebtedness to EBITDA to exceed 3 to 1 at any time. For the purposes of this Section 7.16, EBITDA shall be determined based on a rolling four (4) quarter average."

     10. The parties hereby agree to amend and restate in its entirety Section 7.18 of the Loan Agreement as follows:

          "7.18 Minimum Net Worth.  Fail to maintain Tangible Net
     Worth of at least $1,000,000."

     11. A new Section 7.18A of the Loan Agreement is hereby added to read as follows:

          "7.18A Minimum Subordinated Indebtedness. Fail to maintain Subordinated Indebtedness of at least $3,850,000."

     12. Simultaneously with the execution hereof, Borrowers and Guarantor shall deliver to Lender the following, duly executed by the parties thereto other than Lender:

     i) The Revolving Loan Note, dated as of October 1, 2003, in the form attached hereto as Exhibit A (the "Revolving Loan Note");

     ii) The Second Guidance Loan Note, dated as of October 1, 2003, in the form attached hereto as Exhibit B (the "Second Guidance Loan Note");

     iii) Personal Guaranties of Michael Kibler and Harold Antonson, in the forms attached hereto as Exhibits C-1 and C-2;

     iv) Corporate Guaranty of Guarantor, in the form attached hereto as Exhibit D;

     v) Acknowledgements of the holders of Subordinated Indebtedness of, 1) the execution of the Eighth Amendment to Loan Agreement;
       2) the continued effectiveness of those certain Subordination Agreements by and between Lender and, a) Harold Antonson and Michael Kibler, dated as of April 18, 2000, as amended pursuant to that certain Amendment to Subordination Agreement dated as of August 1, 2002, and b) August Investment Partnership, as amended and restated pursuant to that certain Amended and Restated Subordination Agreement dated as of August 1, 2002 (collectively, as so amended, the "Subordination Agreements"); and 3) the inclusion of any indebtedness incurred under the Loan Agreement by any Borrower, including Patriot, Liberty, and Keystone-Indiana, within the term "Senior Debt," as defined in the Subordination Agreements, in the forms attached hereto as Exhibits E-1 and E-2;

     vi)  Certified resolutions for Guarantor and each Borrower;

     vii) Evidence of good standing for Guarantor and each Borrower;
       and

     viii) Opinion letters from Borrowers' counsel, Troutman Sanders, L.L.P., in a form reasonably satisfactory to Lender's counsel regarding the Borrowers' and the Guarantor's authorization, execution and delivery of this Amendment, dated as of the date hereof, and the Seventh Amendment to Loan Agreement, dated as of March 21, 2003, and the documents referenced in each of the foregoing, and the incorporation or organization, as the case may be, and the good standing, of each Borrower and of the Guarantor as of each of March 21, 2003 and October 1, 2003.

     13. All references therein to the "Loan Agreement" and other terms defined in the Loan Agreement shall be deemed to take account of the Loan Agreement, as amended by this Amendment.

     14. Lender and two creditors of Guarantor whose claims for repayment are junior to those of Lender, Harold Antonson ("Antonson") and Michael Kibler ("Kibler"), are parties to that certain Subordination Agreement dated as of April 1, 2000, as amended by that certain Amendment to Subordination Agreement dated as of August 1, 2002, (as so amended, the "Antonson/Kibler Subordination Documents"). Notwithstanding the terms of the Antonson/Kibler Subordination Documents, Guarantor wishes to make, and Lender will consent to, an unscheduled payment of principal in the amount of $220,000 towards certain of the Subordinated Debt (the "Unscheduled Payment"). Lender hereby waives the Event of Default arising out of, and consents to, the Unscheduled Payment, without waiving its right strictly to enforce the terms of the Subordination Agreements in the future. Lender, Borrowers, Antonson and Kibler hereby agree to the amendment of the Antonson/Kibler Subordination Documents effective as of the date hereof to the effect that from and after the date hereof "Permitted Payments" (as defined in the Antonson/Kibler Subordination Documents) shall mean and include only the Unscheduled Payment and scheduled payments of interest on the Subordinated Debt, when due on an unaccelerated basis, and shall no longer include monthly payments of principal, it being agreed that the right to receive monthly principal payments of $20,000 with respect to the Subordinated Debt is terminated effective as of the date hereof.

     15. The parties hereto agree that the payment from Guarantor to Antonson and Kibler, referred to in paragraph 14 hereof, shall not constitute Net Income for the purposes of the Loan Agreement.

     16. The Borrowers and Guarantor hereby acknowledge that they have previously entered into and executed Security Agreements dated as of April 18, 2000 (in the case of Carolina, Keystone, Gulf Line, Five Star, and Guarantor), as of December 7, 2000 (in the case of Cam), as of October 15, 2001 (in the case of Unity, ERX, Friendly, Transport Leasing, and Transport Logistics), as of May 1, 2002 (in the case of Harbor), as of March 21, 2003 (in the case of Patriot, Liberty, and Keystone-Indiana), (collectively, the "Existing Security Agreements"), with Lender, by which certain assets of the Borrowers and the Guarantor were pledged to secure Borrowers' Obligations (as that term is defined in the Loan Agreement). The Borrowers and the Guarantor do hereby acknowledge that Borrowers' Obligations, as that term is used in the Loan Agreement and the Existing Security Agreements, means Borrowers' Obligations under the Loan Agreement, and includes, without limitation, the obligation to repay as and when due any and all amounts advanced by Lender to the Borrowers (including Borrowers other than the existing Borrowers), or any of them, together with interest thereon, as provided in the Revolving Loan
     Note in the face amount of $10,000,000, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002, March 21, 2003 and
     October 1, 2003; the Equipment Loan Note in the face amount of $1,000,000, dated December 7, 2000, as amended and restated as of March 1, October 15, 2001, May 1, 2002 and March 21, 2003; the Guidance Loan in the face amount of $300,000, dated as of October 15, 2001, as amended and restated as of May 1, 2002 and March 21, 2003 and the Second Guidance Loan in the face amount of $500,000, dated as of October 1, 2003, all made by the Borrowers and payable to Lender, and do hereby reaffirm their obligations thereunder.

     17. Borrowers shall pay Lender a fee in the amount of $25,000, being 0.25% of the increased Revolving Loan Commitment, simultaneously with the execution of this Amendment, and shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including without limitation public record searches ordered by Lender or its counsel and legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein or the enforcement of the terms hereof or of any of the Loan Instruments.

     18. From time to time, Borrowers and Guarantor shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

     19. Except as expressly amended hereby, the terms and conditions of the Existing Loan Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the undersigned Borrowers, Lender, and
Guarantor have signed this Eighth Amendment to Loan Agreement as of the date first above written.


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

                         By: _____________________________

                         Name: ___________________________

                         Title: ____________________________


                         US 1 INDUSTRIES, INC., an Indiana
                         corporation

                         By: _____________________________

                         Name: ___________________________

                         Title: ____________________________


                         ____________________________
                         Harold Antonson, for the purposes of
                         Section 14 only


                         ____________________________
                         Michael Kibler, for the purposes of
                         Section 14 only


                         U.S. BANK NATIONAL ASSOCIATION,
                         a national banking association

                         By: _____________________________
                         Name: Craig B. Collinson
                         Title: Senior Vice President


                       REVOLVING LOAN NOTE

$10,000,000.00                         Dated as of April 18, 2000
Chicago, Illinois        Amended and Restated as of June 12, 2000
              Further Amended and Restated as of December 7, 2000 Further Amended and Restated as of October 15, 2001
                   Further Amended and Restated as of May 1, 2002
                Further Amended and Restated as of August 1, 2002 Further Amended and Restated as of March 21, 2003
               Further Amended and Restated as of October 1, 2003


     FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation ("Patriot"); LIBERTY TRANSPORT, INC., an Indiana corporation ("Liberty"); and KEYSTONE LINES CORPORATION, an Indiana corporation ("Keystone-Indiana"); (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of TEN MILLION AND NO/100ths DOLLARS ($10,000,000.00), or, if less, the aggregate unpaid amount of the Revolving Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated April 18, 2000, and amended as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002,
March 21, 2003 and October 1, 2003 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor"), and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.


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

     Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Revolving Loan Note shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois, Eastern Division, is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.

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

     This Revolving Loan Note amends, restates in its entirety, and supercedes a Revolving Loan Note dated March 21, 2003, which amended and restated a Revolving Loan Note dated August 1, 2002 in the principal face amount of $8,500,000, which amended and restated a Revolving Loan Note dated May 1, 2002, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated October 15, 2001, in the principal face amount of $7,000,000, which amended and restated a Revolving Loan Note dated December 7, 2000, in the principal face amount of $5,500,000, which amended and restated a Revolving Loan Note dated June 12, 2000, in the principal face amount of $3,500,000, which amended and restated a Revolving Loan Note dated April 18, 2000, in the principal face amount of $2,000,000, made by Maker and payable to Lender.



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

                         By: _____________________________

                         Name: ___________________________

                         Title: ____________________________


                         KEYSTONE LINES CORPORATION,
                         an Indiana corporation

                         By: _____________________________

                         Name: ___________________________

                         Title: ____________________________




                    SECOND GUIDANCE LOAN NOTE

$500,000.00                           Dated as of October 1, 2003
Chicago, Illinois


     FOR VALUE RECEIVED, the undersigned, CAROLINA NATIONAL TRANSPORTATION INC., an Indiana corporation ("Carolina"); KEYSTONE LINES, a California corporation ("Keystone"); GULF LINE TRANSPORT INC., an Indiana corporation ("Gulf Line"); FIVE STAR TRANSPORT, INC., an Indiana corporation ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("Cam"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, INC., an Indiana corporation ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); TRANSPORT LOGISTICS, LLC, an Arkansas limited liability company ("Transport Logistics"); HARBOR BRIDGE INTERMODAL, INC. ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation ("Patriot"); LIBERTY TRANSPORT, INC., an Indiana corporation ("Liberty"); and KEYSTONE LINES CORPORATION, an Indiana corporation ("Keystone-Indiana"); (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX,

Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Maker"), hereby promise, jointly and severally, to pay to the order of U.S. BANK NATIONAL ASSOCIATION, a national banking association, formerly known as FIRSTAR BANK N.A. ("Lender"), the principal sum of FIVE-HUNDRED THOUSAND AND NO/100ths DOLLARS ($500,000.00), or, if less, the aggregate unpaid amount of the Second Guidance Loan made by Lender pursuant to and in accordance with the applicable provisions of that certain Loan Agreement dated as of April 18, 2000, and amended as of June 12, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, August 1, 2002, March 21, 2003 and October 1,
2003 (as the same may be amended, modified, supplemented or restated from time to time, the "Loan Agreement") between Maker, US 1 INDUSTRIES, INC., an Indiana corporation ("Guarantor") and Lender, at the office of Lender at 30 N. Michigan Avenue, Chicago, Illinois 60602, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

     This Second Guidance Loan Note is delivered by Maker to
Lender pursuant to and in accordance with the applicable provisions of the Loan Agreement. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement.

     The principal balance of this Second Guidance Loan Note
("Principal Balance") shall bear interest at the per annum rate of interest set forth in Section 2.3 of the Loan Agreement.

     Accrued and unpaid interest on, and the Principal Balance of, this Second Guidance Loan Note shall be paid in the manner set forth in Section 2.4 of the Loan Agreement.

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

     This Second Guidance Loan Note may be prepaid, in whole or in part, without penalty and in accordance with the terms and conditions of the Loan Agreement applicable thereto.

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

     Notwithstanding any provision to the contrary contained herein or in any other Loan Instrument, Lender shall not collect a rate of interest on any obligation or liability due and owing by Maker in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest"). If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Second Guidance Loan Note or any other Loan Instrument, then in such event (i) Maker shall not be obligated to pay such Excess Interest, (ii) any Excess Interest collected by Lender shall be, (A) if any Event of Default exists and is continuing, applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) if no Event of Default exists and is continuing, refunded to the payor thereof, (iii) the interest rates provided for herein (collectively the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Second Guidance Loan Note and the other Loan Instruments, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and
(iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.

     If any suit or action is instituted or attorneys are employed to collect this Second Guidance Loan Note or any part thereof, Maker promises and agrees, jointly and severally, to pay all costs of collection, including all court costs and reasonable attorneys' fees.

     Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Second Guidance Loan Note, and expressly agrees that this Second Guidance Loan Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

     This Second Guidance Loan Note shall be construed in accordance with and governed by the laws and decisions of the State of Illinois, without regard to conflict of laws principles.
All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Chicago, Illinois.

     Maker hereby agrees that all actions or proceedings initiated by any Maker and arising directly or indirectly out of this Second Guidance Loan Note shall be litigated in either the Circuit Court of Cook County, Illinois or in the United States District Court for the Northern District of Illinois, or, if Lender initiates such action, in addition to the foregoing courts, any court in which Lender shall initiate or to which Lender shall remove such action, to the extent such court has jurisdiction. Maker hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by Lender in or removed by Lender to any of such courts, and hereby agrees that personal service of the summons and complaint, or other process or papers issued therein may be made by registered or certified mail addressed to Maker at the address to which notices are to be sent pursuant to Section 11.1 of the Loan Agreement. Maker waives any claim that either the Circuit Court of Cook County, Illinois or the United States District Court for the Northern District of Illinois, Eastern Division, is an inconvenient forum or an improper forum based on lack of venue. To the extent provided by law, should any Maker, after being so served, fail to appear or answer to any summons, complaint, process or papers so served within the number of days prescribed by law after the mailing thereof, Maker shall be deemed in default and an order and/or judgment may be entered by the court against Maker as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum for Maker set forth in this paragraph shall not be deemed to preclude the enforcement by Lender of any judgment obtained in any other forum or the taking by Lender of any action to enforce the same in any other appropriate jurisdiction, and Maker hereby waives the right to collaterally attack any such judgment or action.

     Maker acknowledges and agrees that any controversy which may arise under this Second Guidance Loan Note would be based upon difficult and complex issues and, therefore, Maker agrees that any lawsuit arising out of any such controversy will be tried in a court of competent jurisdiction by a judge sitting without a jury.

     This Second Guidance Loan Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.

     This Second Guidance Loan Note shall be binding upon Maker and upon Maker's successors and assigns, and shall inure to the benefit of the successors and permitted assigns of Lender. If more than one party shall sign this Second Guidance Loan Note as Maker, their obligations hereunder as Maker shall be joint and several.

     In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any Governmental Body, this Second Guidance Loan Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.

     Time for the performance of Maker's obligations under this Second Guidance Loan Note is of the essence.

     This Second Guidance Loan Note is entitled to the benefit of certain collateral security, as more fully set forth in the Loan
Agreement.



     [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, this Second Guidance Loan Note has been executed and delivered by Maker by its duly authorized officer on the date first set forth above.

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


                         By: _____________________________

                         Name: ___________________________

                         Title: ____________________________


                         KEYSTONE LINES CORPORATION,
                         an Indiana corporation

                         By: _____________________________

                         Name: ___________________________

                         Title: ____________________________





                                             Date: April 18, 2000
                          Amended and Restated as of June 9, 2000
              Further Amended and Restated as of December 7, 2000
                 Further Amended and Restated as of March 1, 2001
              Further Amended and Restated as of October 15, 2001
                   Further Amended and Restated as of May 1, 2002
                Further Amended and Restated As of August 1, 2002
                                   Reaffirmed as of March 1, 2003
               Further Amended and Restated As of October 1, 2003

                        LIMITED GUARANTY

     The undersigned, Michael Kibler ("Kibler") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1,
2002, March 21, 2003 and October 1, 2003, in the principal amount of $10,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, May 1, 2002, March 21, 2003 and October 1, 2003, in the
principal amount of $1,000,000; that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, March 21, 2003, and October 1, 2003, in the principal amount of $300,000; and that certain Second Guidance Loan Note dated October 1, 2003, in the principal amount of $500,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"), Patriot Logistics, Inc., an Indiana corporation ("Patriot"), Liberty Transport, Inc., an Indiana corporation ("Liberty"), and Keystone Lines Corporation, an Indiana Corporation ("Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note, the Guidance Loan Note and the Second Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002,
August 1, 2002, March 21, 2003 and October 1, 2003, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan

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

     This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August 1,
2002, and as reaffirmed as of March 21, 2003, in favor of Lender.

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

                   Further Amended and Restated as of May 1, 2002
                Further Amended and Restated As of August 1, 2002
                                   Reaffirmed as of March 1, 2003
               Further Amended and Restated As of October 1, 2003

                        LIMITED GUARANTY

     The undersigned, Harold Antonson ("Antonson") ("Guarantor"), does hereby absolutely and unconditionally, subject to the limitation as to amount set forth below, guarantee to U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), (i) prompt payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of that certain Revolving Loan Note, dated April 18, 2000, as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1,
2002, March 21, 2003 and October 1, 2003, in the principal amount of $10,000,000; that certain Equipment Loan Note, dated December 7, 2000, as amended and restated as of March 1, 2001, October 15, 2001, May 1, 2002, March 21, 2003 and October 1, 2003, in the
principal amount of $1,000,000; that certain Guidance Loan Note dated October 15, 2001, as amended and restated as of May 1, 2002, March 21, 2003, and October 1, 2003, in the principal amount of $300,000; and that certain Second Guidance Loan Note dated October 1, 2003, in the principal amount of $500,000, all executed by Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"), Patriot Logistics, Inc., an Indiana corporation ("Patriot"), Liberty Transport, Inc., an Indiana corporation ("Liberty"), and Keystone Lines Corporation, an Indiana Corporation ("Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") (including all renewals, extensions and modifications thereof and all court costs, expert witness fees and reasonable attorneys' fees incurred by Lender in connection with the collection or enforcement thereof) (the Revolving Loan Note, Equipment Loan Note, the Guidance Loan Note and the Second Guidance Loan Note are collectively referred to herein as the "Notes") and (ii) prompt performance and payment of all of Borrowers' Obligations (as defined in that certain Loan Agreement dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002,
August 1, 2002, March 21, 2003 and October 1, 2003, between Borrowers, Lender, and US 1 Industries, Inc. (the "Loan Agreement")) (any and all indebtedness represented or evidenced by or arising with respect to the Notes in favor of Lender and Borrowers' Obligations hereinafter sometimes collectively referred to as the "Guaranteed Debt").

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

     This Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, and August 1,
2002, and as reaffirmed as of March 21, 2003, in favor of Lender.

Chicago, Illinois

                                        _________________________
                                        Harold Antonson


                                             Date: April 18, 2000
                          Amended and Restated as of June 9, 2000
              Further Amended and Restated as of December 7, 2000
                 Further Amended and Restated as of March 1, 2001
              Further Amended and Restated as of October 15, 2001
                   Further Amended and Restated as of May 1, 2002
                Further Amended and Restated as of August 1, 2002
                                  Reaffirmed as of March 21, 2003
               Further Amended and Restated as of October 1, 2003


                       CORPORATE GUARANTY

     To induce U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A., whose address is 30 N. Michigan Avenue, Chicago, Illinois 60602 ("Lender"), to advance funds to Carolina National Transportation Inc., an Indiana corporation ("Carolina"); Keystone Lines, a California corporation ("Keystone"); Gulf Line Transport Inc., an Indiana corporation ("Gulf Line"); Five Star Transport, Inc., an Indiana corporation ("Five Star"); CAM Transport, Inc., an Indiana corporation ("Cam"); Unity Logistic Services Inc., an Indiana corporation ("Unity"); ERX, Inc., an Indiana corporation ("ERX"); Friendly Transport, Inc. ("Friendly"); Transport Leasing, Inc., an Arkansas corporation ("Transport Leasing"); Transport Logistics, LLC, an Arkansas limited liability company ("Transport Logistics"); Harbor Bridge Intermodal, Inc., an Indiana corporation ("Harbor"), Patriot Logistics, Inc., an Indiana corporation ("Patriot"), Liberty Transport, Inc., an Indiana corporation ("Liberty"), and Keystone Lines Corporation, an Indiana Corporation ("Keystone-Indiana") (Carolina, Keystone, Gulf Line, Five Star, Cam, Unity, ERX, Friendly, Transport Leasing, Transport Logistics, Harbor, Patriot, Liberty and Keystone-Indiana are hereinafter collectively referred to as "Borrowers") and to enter into a certain Eighth Amendment to Loan Agreement of even date herewith between Borrowers and Lender (which Eighth Amendment to Loan Agreement, together with the original Loan Agreement dated April 18, 2000, and the amendments thereto dated June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002, August 1, 2003 and March 21, 2003
is the "Loan Agreement") and to otherwise extend credit to Borrowers, the undersigned hereby irrevocably, absolutely and unconditionally guarantees payment and performance when due of all presently existing or hereafter incurred direct, indirect, absolute or contingent indebtedness, liabilities and other obligations of Borrowers to Lender arising out of or incurred in connection with the Revolving Loan Note dated April 18, 2000 from Borrowers to Lender, as amended and restated as of June 9, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002,
March 21, 2003 and October 1, 2003 (the "Revolving Loan Note"); the Equipment Loan Note from Borrowers to Lender dated as of December 7, 2000, as amended and restated as March 1, 2001, October 15, 2001, May 1, 2002, August 1, 2003, March 21, 2003 and
October 1, 2003 (the "Equipment Loan Note"); the Guidance Loan Note from Borrowers to Lender dated as of October 15, 2001 and as amended and restated as of May 1, 2002, August 1, 2002 and October 1, 2003 (the "Guidance Loan Note"); and the Second Guidance Loan Note from Borrowers to Lender dated as of October 1, 2003 (the "Second Guidance Loan Note") (the Revolving Loan Note, the Equipment Loan Note, the Guidance Loan Note and the Second Guidance Loan Note are herein collectively referred to as the "Notes"), or any document, instrument, mortgage, guaranty, or security agreement given or delivered to evidence or secure the indebtedness evidenced by the Notes, and all modifications, amendments and supplements thereto including, but not limited to, charges, interest and the principal, interest and other sums payable pursuant to the Notes or the Loan Agreement or any of the Loan Instruments (as defined in the Loan Agreement) (collectively, the "Obligations"). The undersigned further agrees to pay all costs of collection and attorneys' fees paid or incurred by Lender in the collection of the Obligations and the enforcement of this Corporate Guaranty. This Corporate Guaranty shall continue in full force and effect until all of the Obligations, including, but not limited to, all indebtedness evidenced by the Notes, have been fully and irrevocably paid and discharged. This is a guarantee of payment and not of collection and shall be enforceable directly without resorting to any other right, remedy or security.

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

     This Corporate Guaranty amends, restates in its entirety, and supercedes an original Guaranty made by the Guarantor dated April 18, 2000, as amended and restated as of June 9, 2000, December 7, 2000, March 1, 2001, October 15, 2001, May 1, 2002,

and August 1, 2002, and as reaffirmed as of March 21, 2003, in favor of Lender.


                    [SIGNATURE PAGE FOLLOWS]



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



                         ACKNOWLEDGEMENT
                    (Subordination Agreement)

     The undersigned hereby acknowledge and agree, 1) that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Eighth Amendment to Loan Agreement dated as of October 1, 2003 (the "Amendment") with the Borrowers identified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Subordination Agreement dated April 18, 2000, as amended by that certain Amendment to Subordination Agreement dated August 1, 2002, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of October 1, 2003.


                              ______________________________
                              Harold Antonson

                              ______________________________
                              Michael Kibler


                         ACKNOWLEDGEMENT
                    (Subordination Agreement)

     The undersigned hereby acknowledges and agrees, 1) that U.S. Bank National Association, a national banking association formerly known as Firstar Bank N.A. ("Lender"), has agreed to enter into a certain Eighth Amendment to Loan Agreement dated as of October 1, 2003 (the "Amendment") with the Borrowers identified therein (the "Borrowers"); 2) that the Subordinated Debt (as defined in that certain Amended and Restated Subordination Agreement dated as of August 1, 2002, between Lender and the undersigned (the "Subordination Agreement")) is and shall continue to be subordinate, all as provided in the Subordination Agreement, to any sums loaned to the Borrowers, or any of them, in addition to being subordinate to any amounts otherwise advanced to Borrowers, or any of them, by Lender prior to or subsequent to the date hereof under the Loan Agreement (as that term is defined in the Amendment); and 3) that any amounts advanced to any of the Borrowers prior to or subsequent to the date hereof under the Loan Agreement shall constitute Senior Debt for purposes of the Subordination Agreement.

IN WITNESS WHEREOF, this Acknowledgement has been executed and delivered as of October 1, 2003.



                    AUGUST INVESTMENT PARTNERSHIP

                         By:  AUGUST INVESTMENT CORPORATION,
                              General Partner

                              By:  ______________________________
                              Its: ______________________________