Form 10-K
period 2003-12-31
US 1 INDUSTRIES INC
filed 2004-03-26
CIK 351498

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 2003.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ___ No _X_

On March 19, 2004, there were 11,618,224 shares of registrant's common stock outstanding.

On June 30, 2003, there were 11,618,224 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,630,525. For purposes of the forgoing statement, directors, officers and greater than 5% shareholders of the registrant have been assumed to be affiliates.

                                     PART 1

Item 1.  Business.

    The registrant, US 1 Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "US 1" or the "Company"), through its subsidiaries, is an interstate trucking company operating in 48 states. The Company's business consists principally of a truckload operation, for which the Company obtains a significant percentage of its business through independent agents, who then arrange with independent truckers to haul the freight to the desired destination.

    US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's principal subsidiaries consist of Accuscan Drug Testing, Inc., Blue and Grey Transport, Inc., Blue and Grey Brokerage, Inc., Carolina National Logistics, Inc., Carolina National Transportation, Inc., Friendly Transport, Inc., Five Star Transport, Inc., Keystone Logistics, Inc., Unity Logistics Inc., Gulf Line Brokerage, Inc., Gulf Line Transportation, Inc., Keystone Lines, Inc., Cam Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc. (f/k/a Keystone Intermodal Services, Inc.), and TC Services, Inc. Most of these subsidiaries operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies. The Company's operating subsidiaries generally maintain separate offices, have their own management teams, offices, and directors, and are run independently of the parent and each other.

    The Company entered into an agreement with certain key employees of Carolina National Transportation Inc. ("Carolina")in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following the year in which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received a 15% ownership in Carolina at December 31, 2002 and received an additional 15% at December 31, 2003. These employees will receive an additional 10% ownership interest at December 31, 2004. As a result of this agreement, the company incurred compensation expense of $150,000 for each of the years ended December 31, 2003 and 2002. The Company also recognized minority interest expense of $154,529 and $117,552 relating to the employees' portion of Carolina's net income for the year ended December 31, 2003 and 2002, respectively. Net income for Carolina was $515,096, $783,677, and $486,000, for the years ended 2003, 2002, and 2001, respectively.

Operations

    The Company carries virtually all forms of freight transported by truck, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

    The Company is primarily a non-asset based business, contracting with independent truckers who generally own the trucks they drive and independent agents. The Company pays the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors. Certain operations of the Company also subcontract ("broker") freight loads to other unaffiliated transportation companies.


Operations (continued)

Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1's revenues are affected by competition and the state of the economy.

    During 2001, the Company also began Keystone Intermodal, which utilizes employees rather than independent sales agents to monitor and coordinate shipments. During 2002 the Company began Transport Leasing Georgia which also utilized employees rather than independent agents. In 2003, the operation formally known as Keystone Intermodal, was renamed Patriot Logistics, Inc. These operations accounted for approximately 23% and 15% of the Company's consolidated revenues in 2003 and 2002, respectively.

Marketing and Customers

    The Company conducts the majority of its business through a network of independent agents who are in regular contact with shippers at the local level. The agents have facilities and personnel to monitor and coordinate shipments and respond to shippers' needs in a timely manner.

    These agents are typically paid a commission of 6% to 10% of the Company's revenues from its trucking operations.

    During 2003, the Company utilized the services of approximately 74 agents. One agent accounted for 10%, 6%, and 0% of the Company's revenue for the years ended December 31, 2003, 2002, and 2001, respectively. In fiscal 2002 and 2001, no single agent accounted for more than 10% of the Company's revenue. The Company shipped freight for approximately 1,000 customers in 2003, none of which accounted for more than 10% of the Company's total revenues.

Independent Contractors

    The independent contractors (persons who own the trucks) used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear many of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits for which they are paid 65% to 78% of the charges billed to the customer. The Company requires independent contractors to maintain their equipment to standards established by the U.S Department of Transportation
(DOT), and the drivers are subject to qualification and training procedures established by the DOT. The Company is also required to have random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

    At December 31, 2003, the Company, through its subsidiaries, had approximately one hundred fifty-six full-time employees. The Company's employees are not covered by a collective bargaining agreement.






Competition

    The trucking industry is highly competitive. The Company competes for customers primarily with other nationwide carriers, some of which have company-owned equipment and company drivers, and many of which have greater volume and financial resources. The Company also competes with private carriage conducted by existing and potential customers. In addition, the Company competes with other modes of transportation including rail.

    The Company also faces competition for the services of independent trucking contractors and agents. Agents routinely do business with a number of carriers on an ongoing basis. The Company has attempted to develop a strong sales agent network by maintaining a policy of prompt payment for services rendered and providing advanced computer systems.

    Competition is based on several factors such as cost, timely availability of equipment, and quality of service.

Insurance

    The Company insures the trucks with liability insurance coverage of up to $1 million per occurrence with a $5,000 deductible. The Company has cargo insurance coverage of up to $1,000,000 per occurrence with a $50,000 deductible. The Company also maintains a commercial general liability policy with a limit of $1,000,000 per occurrence and no deductible. The current insurance market is volatile with significant rate increases expected that could adversely affect the cost and availability of coverage.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2003, 2002 and 2001, cash paid to AIFE for insurance premiums and deductibles amount to $5,372,548, 3,922,764, and $1,597,168, respectively.

    The Company exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ended December 31, 2001, 2002, and 2003.
Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2003, 2002 and 2001.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ended December 31, 2001, 2002, and 2003.
The Company currently accounts for the majority of the premiums of AIFE.
For fiscal 2002, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2002, AIFE had net worth of approximately $4.3 million, a portion of which is attributable to other policyholders of AIFE.






Insurance (Continued)

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. During 2003, AIFE paid management fees of $282,000 to AIFC which AIFC then paid as dividends totaling $282,000 to these officers and directors of the Company.

Independent Contractor Status

    From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

    Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect the Company's results of operations if the Company were unable to reflect them in its fee arrangements with the independent contractors and agents or in the prices charged to its customers.
Regulation

    The Company is a common and contract motor carrier regulated by the DOT and various state agencies. Management does not believe that regulation by the DOT or by the states will have a material effect on the Company's operations. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

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

Environmental Regulation

    The Company owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the State environmental authorities are requiring further testing of the property. The Company believes

Environmental Regulation (Continued)

it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance in the Company's consolidated financial statements at December 31, 2003 and 2002.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

    The statements contained in Item 1 (Description of Business) and Item 7 (Management Discussion and Analysis of Financial Condition and Results of Operation), particularly the statements under "Future Prospects", contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in and beyond to differ materially from those suggested by any forward-looking statements. These risks and uncertainties include, without limitation, a lack of historic information for new operations on which expectations regarding their future performance can be based, general economic and business conditions affecting the trucking industry, competition from, among others, national and regional trucking companies that have greater financial and marketing resources than the Company, claims relating to accidents and cargo theft, the availability of sufficient capital, and the Company's ability to successfully attract and retain qualified owner operators and agents.

Item 2.  Properties

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana.
The Company leases its administrative offices of approximately 9,000 square feet on a month-to-month basis for $3,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, Arkansas of approximately 13,250 square feet on a month-to-month basis for $3,216. Both Companies lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.





















    In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

                                             Approximate     Monthly   Lease
Subsidiary               City,State          Square Feet     Rent    Expiration
Carolina National         Mt. Pleasant, SC    6,280    $ 8,960   April 30, 2004
Transportation, Inc.
Keystone Logistics, Inc.  South Bend, IN      2,431      1,808   month to month
CAM Transport, Inc.       Gulfport, MS        3,000      1,600   Nov. 1, 2004
Patriot Logistics, Inc.   Atlanta, GA        57,420      1,914   Aug. 31, 2005
Patriot Logistics, Inc.   Port Allen, LA     60,800      3,700   month to month
Patriot Logistics, Inc.   Houston, TX        33,000      2,000   Dec. 31, 2004
Patriot Logistics, Inc.   Laredo, TX          1,200      3,500   month to month
Transport Leasing, Inc.   Ft. Smith, AK       1,000        350   month to month
Transport Leasing, Inc.   Calhoun, GA     8.4 acres      7,500   July 14, 2007
Patriot Logistics, Inc.   Kansas City, MO       432      1,300   month to month
Patriot Logistics, Inc.   Charlotte, NC         500      2,500   May 31, 2005
Patriot Logistics, Inc.   Irving, TX          1,440        870   month to month
Patriot Logistics, Inc.   Ontario, CA         4,000      5,200   April 16, 2006
Patriot Logistics, Inc.   Ft. Smith, AK      13,250      3,216   month to month
Patriot Logistics, Inc.   Dallas, TX      5.0 acres      4,000   Aug. 1, 2006

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

    In May 2002, judgment was rendered on these claims in favor of the plaintiffs in the amount of $720,000. As a result, the Company increased its accrual for this litigation to $700,000 by recording a charge of $560,000 relating to this litigation for the year ended December 31, 2002. The Company is currently awaiting the decision of the appeals court in this matter.

    In February 2002, one of the Company's subsidiaries, Carolina National Transportation, was named as a defendant in a suit entitled Hoover Transportation Services, Inc. vs. Tim A. Frye, Sr. In essence, the suit alleged that the primary defendant, Mr. Frye, violated a non-competition agreement with, and confidentiality obligations to, the plaintiff by providing freight related services in the metropolitan Charlotte area. Mr. Frye's business contracted with the Company's subsidiary for shipping, and, accordingly, the plaintiff alleged that the Company's subsidiary is liable for damages as well. In March 2004, the Company and Mr. Frye orally agreed to settle the claim for $113,355, with each paying $56,678 of these settlements. The Company has agreed to lend $56,678 of that amount to Mr. Frye to enable him to pay his portion of the settlement.

   In September 2002, CGU International Insurance, PLC filed a complaint in the United States District Court for the Northern District of California against Keystone Lines Inc., a subsidiary of the Company, which asserted allegations of breach of contract regarding alleged damage to cargo which occurred during interstate transportation. On November 18, 2002, Keystone

Legal Proceedings (Continued)

Lines Inc. filed an answer to the complaint generally denying liability for the $392,000 loss asserted by the complaint. Keystone filed a cross-complaint against other parties, which it believed are liable for any losses established by the plaintiff. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company has insurance coverage for this matter, which provides for both defense and indemnity payments. The Company intends to vigorously defend itself in this matter.

   The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No Matters were submitted to a vote of Security Holders in 2003.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol USOO.

    The following table sets forth for the period indicating the high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

      Calendar Year                     High               Low
2003
First Quarter                             .60                .42
Second Quarter                           1.15                .36
Third Quarter                            1.45                .79
Fourth Quarter                           2.85                .93

2002
First Quarter                             .80                .42
Second Quarter                            .60                .35
Third Quarter                             .66                .22
Fourth Quarter                            .68                .40

    As of March 19, 2004, there were approximately 3,173 holders of record of Common Stock.

    The Company has not paid and for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock. The Company's current credit agreement prohibits the payment of dividends.






Item 6. Selected Financial Data

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements is included herein under Item
8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   (in thousands, except per share data)
                                                 Fiscal Year Ended December 31,
                                 2003      2002       2001      2000       1999
STATEMENT OF OPERATIONS DATA:
Operating revenues            $121,747   $104,186   $72,068   $48,284   $32,334
Purchased transportation        89,699     77,071    55,609    37,627    24,846
Commissions                     12,348     10,278     6,597     4,344     3,052
Other operating costs and
 expenses                       17,977     14,435     8,051     4,988     3,481

Operating income                 1,723      2,402     1,811     1,325       954

Interest expense                   493        550       712       623       661

Minority interest expense          155        118         0         0         0

Income before income taxes       1,393      1,684      1,168      802       412

Income tax benefit                   0          0        400      800         0


Net income                        1,393     1,684      1,568     1,602      412

Net Income available to common
shares                            1,393     2,237      1,465     1,509      330

Income per common share
  Net Income
        Basic                     $0.12     $0.20      $0.14     $0.14    $0.03
        Diluted                   $0.11     $0.20      $0.14     $0.14    $0.03

  Weighted average shares outstanding:
        Basic            11,618,224  11,075,758 10,618,224 10,618,224 10,618,224
        Diluted          11,940,416  11,075,758 10,618,224 10,618,224 10,618,224

BALANCE SHEET DATA:
  Total assets                   22,077    21,444     17,161    11,891    5,352
  Long-term debt, including
   current portion                3,371     4,311      4,660     4,259    2,547
  Working capital (deficiency)    4,888     2,966      2,039     1,720     (712)
  Shareholders' equity            3,410     1,857       (995)   (2,459)  (3,968)





Selected Financial Data (continued)
                                        (in thousands, except per share data)
                                                Fiscal Year Ended December 31,
                                    2003      2002      2001      2000    1999

OTHER DATA:
  Cash provided by (used in)
   operating activities             2,419      831    (1,364)   (2,656)   (370)
  Cash (used in) provided by
   investing activities             ( 128)    (157)   (1,210)      (84)     74
  Cash (used in) provided by
   financing activities            (2,291)    (996)    2,895     2,740     296

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

    A majority of the insurance expense is based on a percentage of revenue and, as a result, will increase or decrease, on a consolidated basis with the
Company's revenue.   Potential liability associated with accidents in the
trucking industry  is  severe and occurrences are unpredictable.   A material
increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the company's operating income.

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, during 2002 and 2001, the Company added certain operations, which utilize employees rather than independent agents, which distorts direct comparisons somewhat.

     The following table set forth the percentage relationships of expense items to revenue for the periods indicated:
                                                        Fiscal Years
                                                --------------------------
                                                  2003      2002     2001
                                                 ------    ------   ------
Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       73.7     74.0     77.2
    Commissions                                    10.1      9.9      9.2
    Insurance and claims                            4.4      4.2      3.2
    Salaries, wages and fringe benefits             5.6      4.9      3.5
    Other operating expenses                        4.8      4.8      4.5
                                                 -------   ------   ------
     Total operating expenses                      98.6     97.8     97.6
                                                 -------   ------   ------
Operating income                                    1.4      2.2      2.4

General

    The Company entered into an agreement with certain key employees of its subsidiary, Carolina National Transportation, Inc. ("Carolina"), in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received a 15% ownership in Carolina at December 31, 2002 and received an additional 15% at December 31, 2003. These employees will receive an additional 10% ownership interest at December 31, 2004. As a result of this agreement, the company incurred compensation expense of $150,000 for each of the years ended December 31, 2003 and 2002. The Company also recognized minority interest expense of $154,529 and $117,552, relating to the minority shareholders' portion of Carolina's net income for the years ended December 31, 2003 and 2002, respectively. Net income for Carolina was $515,096, $783,677, and $486,000, for the years ended 2003, 2002, and 2001, respectively.

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

    Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, income taxes, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

    We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be uncollectible and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base to be uncollectable. At December 31, 2003, the allowance for doubtful accounts was $844,000 or approximately 5% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be uncollectible.

    Revenue for freight is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance expense are accrued when the related revenue is recognized. We are involved in various litigation matters in the normal course of business. Management evaluates the likelihood of a potential loss from the various litigation matters on a quarterly basis.
When it is probable that a loss will occur from litigation and the amount of the

Critical Accounting Policies and Estimates (continued)

loss can be reasonably estimated, the loss is recognized in the Company's financial statements. If a potential loss is not determined to be both probable and reasonably estimatable, but there is at least a reasonable possibility that a loss may be incurred, the litigation is not recorded in the Company's financial statements but this litigation is disclosed in the footnotes of the financial statements.

    The Company carries insurance for auto liability, property damage, and cargo loss and damage through various programs. A significant portion of the Company's liability insurance is obtained from American Inter-Fidelity Exchange ("AIFE"), a related party. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

   AIFE is managed by a Director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability insurance, property damage, and cargo loss and damage insurance coverage to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2003, 2002 and 2001, cash paid to AIFE for insurance premiums and deductibles amount to $5,372,548, 3,922,764, and $1,597,168, respectively.

   The Company exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2003. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2003, 2002 and 2001.

   If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2003. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2002, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2002, AIFE had net worth of approximately $4.3 million, a portion of which is attributable to other policyholders of AIFE.

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2003, the Company's deferred tax asset of approximately $21.2 million consists principally of net operating loss carryforwards.

    The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized. The Company has based its estimate of the future utilization of the net operating loss upon its estimate of future taxable income as well as the timing of expiration of the Company's net operating loss carryforwards. Approximately 80% of the Company's net operating loss carryforwards will expire in 2005 and 2006. At December 31, 2003, the valuation allowance for deferred tax assets was approximately $20 million. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required.



2003 Compared to 2002

    Revenue for the 2003 fiscal year was $121.7 million, an increase of $17.6 million, or 16.9%, over revenue for the 2002 fiscal year. The increase was attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.), Keystone Lines, Inc., and Harbor Bridge Transportation. The growth of these subsidiaries is primarily attributable to the addition of new terminals and/or independent agents and independent truckers.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a
percentage of revenue.   Purchased transportation and commissions in total
averaged 83.8% of revenue in fiscal 2003 verses 83.9% of revenue in fiscal 2002.

    In late 2001, the Company began Patriot Logistics, Inc. which utilized employees rather than independent agents to monitor and coordinate shipments. The Company added a similar operation in 2002 and these operations continue to grow. Operations using employees rather than independent agents to coordinate shipments were 23% and 15% of consolidated revenue in fiscal 2003 and 2002, respectively. With the continued growth of such operations, a decrease in the average percentage of total commissions and purchased transportation to revenues would be expected. However, the Company also continued to add new operations utilizing independent agents, some negotiated with higher purchased transportation and commission percentages, which has offset the expected decrease in the total of purchased transportation and commission as a percentage of revenue.

    Insurance and claims increased in 2003 to 4.4% of revenue compared to 4.2% of revenue for 2002. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.2% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy (see Item3--Legal Proceedings--for discussion of currently pending litigation that has had or could have a material impact on the Company). The Company obtains a significant amount of its auto liability and cargo insurance from American Inter-Fidelity Exchange("AIFE"), an affiliated entity (see Note 5 to consolidated financial statements). If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for fiscal 2003 or 2002. The Company currently accounts for a majority of the premiums of AIFE.

    Salaries, wages and fringe benefits were 5.6% of revenue in 2003 and 4.9% in 2002. This increase of 0.7% can be attributed to (1) the growth of divisions that utilize employees who are paid a salary instead of agents who would be paid commissions,(2) hiring of other sales and management personnel, such as agent recruiters whose work did not benefit the Company sufficiently to offset the cost of their compensation during 2003 and (3) an increase in compensation of the executive officers of the Company.


2003 Compared to 2002 (Continued)

    Other operating expenses remained consistent at 4.8% of revenue in both 2003 and 2002. While not all operating expenses are directly variable with revenues, several components of operating expenses such as bad debt expense are directly impacted by the increased revenue. In addition, the Company has expanded by adding new terminals and operations resulting in the addition of new locations resulting in an increase in operating expenses such as rent. Operating expenses increased $0.9 million from $5.0 million in 2002 to $5.9 million in 2003. The increase is primarily attributable to (1) a $0.46 million increase in operating expense due specifically to the growth of two significant operations, (2) $0.17 million increase in rent expense due to the expansion of locations, (3)$0.12 million increase in bad debt expense, and (4) overall increase in operating expenses at other locations as volume continued to grow during 2003.

    Based on the changes in revenue and expenses discussed above, operating income decreased by $678,444 from $2,401,825 in 2002 to $1,723,381 in 2003.

    During fiscal 2002, the company incurred a charge of $550,857 relating to a court ruling on litigation against the Company. See Item 3 - Legal Proceedings for further discussion of this matter.

    Interest expense decreased to $0.49 million in 2003 from $0.55 million in 2002. This decrease in interest expense is attributable to a continued decrease in the prime rate, as well as the decrease in the Company's line of credit balance. The rate on the Company's revolving line of credit is currently based on certain financial covenants and may range from prime to prime less .50%. At December 31, 2003 the Company's interest rate on the loan with its lender was at prime less .25% (3.75%).

   Other income includes income from rental property, storage fees, and management fees. Other income decreased $.2 million in 2003 from 2002. This decrease is due primarily to a non-recurring management fee in the amount of $0.2 million earned in 2002 for management and administrative services the Company provided to Eastern Refrigerated Express, an entity partially owned by the Chief Executive Officer and Chief Financial Officer of the Company.

    The Company also recognized minority interest expense of $154,529 and $117,552 relating to the minority shareholders' portion of Carolina's net income for the years ended December 31, 2003 and 2002, respectively.

    The Company has net operating loss carry-forwards of approximately $52 million at December 31, 2003. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2005 through 2010. At December 31, 2003, the Company has realized a net deferred tax asset of $1,200,000. Based on anticipated future taxable income and anticipated future usage of the net operating loss, the Company believes it is more likely than not that the net deferred tax asset will be realized. Due to the uncertainty of the remaining tax asset, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2003.

    As a result of the factors outlined above, net income in 2003 was $1,392,986 compared with $1,684,219 in 2002.





2003 Compared to 2002 (Continued)

    On July 18, 2002, the Company redeemed all of its outstanding Series A preferred stock plus all accrued dividends in exchange for 1,000,000 shares of the Company's common stock. The carrying value of the preferred stock exceeded the fair value of the common stock issued. As a result, in fiscal 2002, the Company has reflected the $609,541 excess of the carrying value of the preferred stock over the fair value of the common shares as an addition to net income available to shareholders. Series A preferred stock dividends of $56,573 were accrued up to the date of redemption and have been reflected as a reduction in net income available to common shareholders.

    As a result of the preferred stock transaction, net income available to common shareholders was $1,392,986 in 2003 compared to $2,237,187 in 2002.

2002 Compared to 2001

   Revenue for the 2002 fiscal year was $104.2 million, an increase of $32.1 million, or 44.5%, over revenue for the 2001 fiscal year. The increase was attributable to continued growth at Carolina National Transportation, Keystone Lines, and Transport Leasing, Inc. and the opening of a new operation, Harbor Bridge Inc. The growth at Carolina National Transportation, Keystone Lines, and Transport Leasing is primarily attributable to the addition of independent agents and drivers, which has resulted in an increase in the volume of business conducted.

    Purchased transportation was 74.0% of revenue in 2002 compared with 77.2% in 2001. Purchased transportation has decreased 3.2% as a percentage of revenue for the year ended December 31, 2002, compared to the year ended December 31,2001. Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. The 3.2% decrease in purchased transportation as a percentage of revenue in 2002 compared with 2001 is attributable to the following. (1) Insurance surcharges have been billed at several operations. 100% of this revenue is retained by the Company to help offset increased insurance costs. Since there is no purchased transportation paid on the surcharge revenue, purchased transportation, as a percentage of revenue, will decline. (2) At certain new terminals and existing terminals where the insurance surcharge is not billed, the Company has been able to negotiate lower purchased transportation to assist in offsetting increasing insurance costs. (3) A new intermodal division at Keystone, which began operations in November 2001, operated for a full year. This intermodal division, now referred to as Patriot Logistics, pays drivers based on mileage rather than a fixed percentage of revenue and as a result typically has a lower purchased transportation cost. (4) Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amount of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.

    As discussed above, the mix between the amount paid for purchased transportation versus commissions may vary slightly from year to year. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues. Commissions to agents were 9.9% of revenue in 2002 compared with 9.2% in 2001. The increase in commissions is offset partially by the decrease in purchased transportation. Overall, purchased transportation and commissions in total decreased as a percentage of revenue due to an increase of divisions that utilize employees rather than agents. These divisions tend to pay lower purchased transportation and commission.


2002 Compared to 2001 (continued)

    Also contributing to the overall decrease in purchased transportation and commissions as a percentage of revenue are the reasons provided above for the decrease in purchased transportation as a percentage of revenues.

    Insurance and claims increased in 2002 to 4.2% of revenue compared to 3.2% of revenue for 2001. A majority of the insurance is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. The increase of 1.0% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy (see Item3--Legal Proceedings--for discussion of currently pending litigation that has had or could have a material impact on the Company).

   Salaries, wages and fringe benefits were 4.9% of revenue in 2002 and 3.5% in 2001. This increase of 1.4% can primarily be attributed to the newer divisions that utilize employees who are paid a salary instead of agents who would be paid commissions.

    Other operating expenses increased slightly to 4.8% of revenue in 2002 compared to 4.5% in 2001. While not all operating expenses are directly variable with revenues, several components of operating expenses such as bad debt expense are directly impacted by the increased revenue. In addition, the Company has expanded by adding new terminals and operations resulting in the addition of new locations resulting in an increase in operating expenses such as rent. Operating expenses increased $1.7 million from $3.3 million in 2001 to $5.0 million in 2002. The increase is primarily attributable to (1) a $1.0 million increase (excluding rent) due to first full year of operation for two operations which began in the fourth quarter of 2001, (2) $0.3 million increase in rent expense due to the addition of new locations, (3)$0.1 million increase in bad debt expense, and (4) overall increase in operating expenses at other locations as volume continued to grow during 2002.

    Based on the changes in revenue and expenses discussed above, operating income increased by $590,357 from $1,811,468 in 2001 to $2,401,825 in 2002.

    During fiscal 2002, the company incurred a charge of $550,857 relating to a court ruling on litigation against the Company. See Item 3 - Legal Proceedings for further discussion of this matter.

    Interest expense decreased to $0.55 million in 2002 from $0.71 million in 2001. This decrease in interest expense is attributable to a continued decrease in the prime rate, as well as the decrease in the Company's line of credit balance. The rate on the Company's revolving line of credit is based on certain financial covenants and may range from prime to prime plus .5%. At December 31, 2002 the Company's interest rate on the loan with its lender was at prime (4.25%).

    Other income increased $.41 million in 2002 from 2001. The majority of this increase was due to a non-recurring management fee in the amount of $0.2 million due to the Company from Eastern Refrigerated Express, an entity partially owned by the Chief Executive Officer and Chief Financial Officer of the Company. This fee was earned as a result of management and administrative services which the Company provided to Eastern during fiscal 2002.

    The Company also recognized minority interest expense of $117,552 relating to the employees' portion of Carolina's net income for the year ended December 31, 2002.

2002 Compared to 2001 (continued)

    As a result of the factors outlined above, income before income tax benefit was $1,684,219 in 2002 compared to $1,167,517 in 2001.

    The Company had net operating loss carry-forwards of approximately $54 million at December 31, 2002. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2005 through 2010. The Company recognized no income tax benefit in 2002 compared to $400,000 in 2001. At December 31, 2002, the Company has realized a net deferred tax asset of $1,200,000. Based on anticipated future taxable income and anticipated future usage of the net operating loss, the Company believes it is more likely than not the net deferred tax asset will be realized. Due to the uncertainty of the remaining tax asset, a valuation allowance has been maintained for the remaining deferred tax asset.

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

Liquidity and Capital Resources

    During fiscal 2003, the Company's financial position continued to improve. The Company had shareholders' equity of $3.4 million at December 31, 2003 compared with $1.9 million at December 31, 2002. Working capital at December 31, 2003 was $4.9 million compared to $3.0 million at the end of 2002. This increase in working capital is due to continuing profitability.

    Net cash provided by operating activities increased $1,588,253 from $831,082 for the year ended December 31, 2002, to $2,419,335 for the year ended December 31, 2003. Net income decreased to $1,392,986 for the year ended December 31, 2003 from $1,684,219 for the year ended December 31, 2002. As a result of the continued growth of existing terminals and new operations for the year ended December 31, 2003, accounts receivable increased $2,206,115 in 2003. This increase in accounts receivable was only partially offset by a corresponding increase in accounts payable of $1,381,716. This is due to the fact that the Company's customers typically pay 30 - 45 days from the invoice date while payment terms to many agents and independent owner operators are typically less than 15 days. While the Company's operations continued to grow, the overall rate of growth was less in 2003 than experienced in 2002. As a result, less of the Company's profits were utilized to fund growth (i.e. working capital needs), resulting in an increase in the cash provided by operations.

    Net cash used in investing activities was ($127,806) for the year ended December 31, 2003 compared to ($157,084) for the year ended December 31, 2002. Net cash used in investing activities for both periods related primarily to the purchase of equipment such as trailers.
Liquidity and Capital Resources (continued)

    Net cash used in financing activities increased $1,295,471 from $996,058 for the year ended December 31, 2002 to $2,291,529 for the year ended December 31, 2003. The cash used in financing activities for 2003 is primarily due to repayments of shareholder and equipment loans in the amount of $940,253 and a reduction in the outstanding borrowing under the line of credit of $1,233,722. During 2003, the Company's subsidiary Carolina National also distributed $117,553 to minority shareholders.

    Effective October 1, 2003, the Company's Lender agreed to amend the existing bank agreement to increase the Company's revolving line of credit from $8.5 million to $10.0 million. The maturity date of the Company's revolving line of credit was also extended from October 1, 2003 to October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At December 31, 2003, the interest rate on this line of credit was at prime less .25% (3.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Availability under this line of credit was approximately $5.1 million at December 31, 2003. The Chief Executive Officer and Chief Financial Officer of the Company guarantee borrowings of up to $1 million. At December 31, 2003, the outstanding borrowings on this line of credit were $4.9 million.

    The Company is dependent upon the funds available under its line of credit agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis.

    The Company also has two additional equipment loans with its primary lender used to fund equipment purchases. The outstanding balances on these loans bear interest at the prime rate in effect less 0.25% per annum (3.75% at December 31, 2003) based on certain financial covenants. The principal balance of these equipment loans is payable based on a five-year amortization of the outstanding balances. The outstanding balances under these equipment loans totaled $469,482 at December 31, 2003. The related equipment funded by these borrowings collateralizes the loans. These loans were renewed in October 2003 and now carry maturity dates of October 1, 2005.

   In October 2003, the Company's lender granted them a new equipment line of credit in the amount of $500,000. Although the Company has not utilized this new line of credit, the interest rate will range from prime to prime less 0.50% per annum based on certain financial covenants. This new equipment line of credit carries a maturity date of October 1, 2005.

    The line of credit and equipment loans are subject to termination upon various events of default, including failure to remit timely payments of interest, fees, and principal, any adverse change in the business of the Company, or failure to meet certain financial covenants. The required financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization.

    The Company also has approximately $2.9 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the lender of the revolving credit facility and matures on October 10, 2006.


Liquidity and Capital Resources (continued)

The following is a table of our contractual obligations and other commercial commitments as of December 31, 2003:

                                            Less than    2-3       4-5    After
                               Total          1 year    Years     Years   5
years
                               -------------------------------------------------

Contractual Obligations
Revolving Line of Credit       4,884,758                4,884,758
Long-Term Debt                   481,359      194,911     286,448
Operating Leases                 817,000      407,000     410,000   -       -
                              --------------------------------------------------
Total Contractual Obligations  6,183,117      601,911   5,581,206

The Company does not have any long-term purchase commitments as of December 31, 2003

Environmental Liabilities

    The Company is not a party to any Super-fund litigation and otherwise does not have any known environmental claims against it. However, the Company does have one property where soil contamination problems existed or are known to exist currently. The Company has conducted a preliminary evaluation of its potential liability at this site and believes that it has reserved appropriately for remediation of the site or that the fair market value of the property exceeds its net book value by an amount in excess of any remediation cost.
There can be no assurance, however, that the cost of remediation would not exceed the expected amounts. The Company continues to monitor soil contamination and may be required to remediate the property in the near future.

Inflation

    Changes in freight rates charged by the Company to its customers are generally reflected in the cost of purchased transportation and commissions paid by the Company to independent contractors and agents, respectively. Therefore, management believes that future operating results of the Company will be affected primarily by changes in volume of business. Rising fuel prices are generally offset by a fuel surcharge the Company passes onto its customers. However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates, cost of purchased transportation, as well as fuel prices may fluctuate, affecting the Company's profitability.

Recently Issued Accounting Standards

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment

Recently Issued Accounting Standards (continued)

at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for VIEs held prior to February 1, 2003. The Company has not acquired an interest in any VIEs subsequent to January 31, 2003.

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

    In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

    In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

    * a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
    * a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
    * a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.



Recently Issued Accounting Standards (continued)

    In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement Recently provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003.

    For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

Off-Balance Sheet Arrangements

    The Company obtains the majority of its auto liability and cargo insurance from American Inter-Fidelity Exchange ("AIFE"). For the years ended December 31, 2003, 2002, and 2001, cash paid to AIFE for insurance premiums and deductibles amounted to $5,372,548, $3,922,764, and $1,597,168, respectively. If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2003, 2002, and 2001, respectively. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2002, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2002, AIFE had net worth of approximately $4.3 million, a portion of which is attributable to other policyholders of AIFE.

The Company has no other off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to the impact of interest rate changes. The Company has a $10 million line of credit with a variable interest rate which may ranges from prime (4.00% at December 31, 2003) to prime less .50%. At December 31, 2003, the interest rate on this line of credit was at prime less .25% and the outstanding balance on this line of credit was $4.9 million. The Company also has approximately $2.9 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control which bears interest at prime plus .75%. Lastly, the Company has equipment loans totaling $469,482 which bear interest at the prime rate less .25%. Based on the Company's outstanding borrowings at December 31, 2003, a 1% increase in the prime rate would result in approximately $83,000 of additional interest expense annually.












Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
US 1 Industries, Inc.
Gary, Indiana

    We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

    Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Chicago, Illinois
March 5, 2003
















                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

ASSETS
                                                       2003         2002
CURRENT ASSETS:
 Accounts receivable-trade, including
    receivables due from affiliated entities of
    $882,000 and $232,000, respectively and
    less allowance for doubtful accounts of
    $844,000 and $460,000 respectively             $17,910,027  $16,468,912
Other receivables, including receivables due
    from affiliated entities of $51,000 and
    $261,000 in 2003 and 2002, respectively          1,254,243    1,648,599
 Deposits and other current assets                     289,776      518,374
 Current deferred tax asset                            600,000      600,000
                                                   ------------  ----------
      Total current assets                          20,054,046   19,235,885

FIXED ASSETS:
   Equipment                                         1,765,979    1,669,781
   Less accumulated depreciation and amortization     (794,676)    (512,406)
                                                   ------------  ----------
      Net fixed assets                                 971,303    1,157,375
                                                   ------------  ----------
ASSETS HELD FOR SALE:
   Land                                                195,347      195,347
   Valuation allowance                                (141,347)    (141,347)
                                                  -------------  -----------
      Net assets held for sale                          54,000       54,000
Non-current deferred tax asset                         600,000      600,000
Other assets                                           397,745      396,527
                                                  -------------  -----------
TOTAL ASSETS                                       $22,077,094  $21,443,787
                                                  =============  ===========

The accompanying notes are an integral part of the consolidated financial statements.
















                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      2003           2002
CURRENT LIABILITIES:
   Revolving line of credit                      $ 4,884,758    $ 6,118,480
  Current portion of long-term debt                  194,911      1,197,667
   Accounts payable                                7,009,625      5,627,909
   Other accrued expenses                            377,475        403,296
   Insurance and claims                              788,954      1,044,222
   Accrued compensation                               47,863         87,273
   Accrued interest                                1,134,787      1,009,394
   Fuel and other taxes payable                       28,138         81,714
   Accrued Legal Settlement                          700,000        700,000
                                                 -----------    -----------
      Total current liabilities                   15,166,511     16,269,955
                                                 -----------    -----------
LONG-TERM DEBT, LESS CURRENT PORTION               3,176,156      3,113,653

MINORITY INTEREST                                    324,927        202,751

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, authorized 20,000,000 shares;
    no par value; 11,618,224 shares issued
    and outstanding as of both December 31, 2003
    and December 31, 2002.
                                                  42,227,725     42,068,639
   Accumulated deficit                           (38,818,225)   (40,211,211)
                                                 -----------    -----------
   Total shareholders' equity                      3,409,500      1,857,428
                                                 -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                      $ 22,077,094   $ 21,443,787
                                                 ===========  =============

The accompanying notes are an integral part of the consolidated financial statements.












                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                         2003         2002         2001
OPERATING REVENUES                    $121,747,394   $104,186,132   $72,068,300
                                       ------------   ------------   -----------
OPERATING EXPENSES:
   Purchased transportation             89,698,731     77,070,624    55,609,408
   Commissions                          12,348,082     10,278,481     6,596,625
   Insurance and claims                  5,292,548      4,342,330     2,279,313
   Salaries, wages, and other            6,827,806      5,050,396     2,502,848
   Other Operating expenses              5,856,846      5,042,476     3,268,638
                                       -----------    -----------    ----------

            Total operating expenses   120,024,013    101,784,307    70,256,832
                                       -----------    -----------    ----------
OPERATING INCOME                         1,723,381      2,401,825     1,811,468
                                       -----------    -----------    ----------
NON OPERATING INCOME (EXPENSE):
    Legal Settlement                             0       (550,857)            0
    Interest income                         15,301         28,937         6,058
    Interest expense                      (493,411)      (550,248)     (712,381)
     Other income, net                     302,244        472,114        62,372
                                       -----------    -----------    -----------


Total non operating (expense)             (175,866)      (600,054)     (643,951)

NET INCOME BEFORE MINORITY INTEREST      1,547,515      1,801,771     1,167,517
    Minority Interest                     (154,529)      (117,552)            0
                                        ----------    -----------    -----------
NET INCOME BEFORE INCOME TAXES           1,392,986      1,684,219     1,167,517
    Income tax benefit                           0              0       400,000
                                        ----------    -----------   -----------
NET INCOME BEFORE DIVIDENDS              1,392,986      1,684,219     1,567,517
    Dividends on Preferred Shares                0        (56,573)     (102,856)
Redemption of Redeemable Preferred Stock         0        609,541             0
                                       -----------    -----------    ----------

NET INCOME AVAILABLE TO COMMON SHARES  $ 1,392,986    $ 2,237,187    $1,464,661
                                       ===========    ===========    ==========
Basic Net Income
Per Common Share                             $0.12          $0.20         $0.14
Diluted Net Income                           $0.11          $0.20         $0.14
Per Common Share

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC                                11,852,507     11,075,758    10,618,224
                                       ===========    ===========    ==========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING-                         11,940,416     11,075,758    10,618,224
   DILUTED                             ===========    ===========    ==========

The accompanying notes are an integral part of the consolidated financial statements.


                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                     EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

                              Common Stock          Accumulated
                          Shares         Amount       Deficit        Total

Balance at               10,618,224   $40,844,296 $(41,838,857) $  (994,561)
  December 31, 2001
Cumulative Dividends
 On Preferred Stock                                    (56,573)     (56,573)
Conversion of Redeemable
 Preferred Stock into
 Common Stock             1,000,000     1,159,541                  1,159,541
Minority interest in
 subsidiary (Note 11)                      64,802                     64,802
Net Income                                            1,684,219    1,684,219
Balance at               -----------  ------------  -----------   ----------
 December 31, 2002       11,618,224   $42,068,639  $(40,211,211)  $1,857,428
Grant of restricted

 Common Stock (Note 10)                    94,286                     94,286
Minority interest in
 subsidiary (Note 11)                      64,800                     64,800
Net Income                                            1,392,986    1,392,986

Balance at               -----------  ------------  -----------   ----------
 December 31, 2003       11,618,224   $42,227,725  $(38,818,225)  $3,409,500
                         ===========  ============  ===========   ==========

The accompanying notes are an integral part of the consolidated financial statements.





















                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                2003        2002     2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $ 1,392,986   $ 1,684,219   $1,567,517
 Adjustments to reconcile net income to
  net cash provided by(used in) operating
  activities:
    Depreciation and amortization             301,303       287,642     184,608
    Compensation expense resulting from
     Issuance of equity in subsidiary         150,000       150,000           0
    Compensation expense resulting from
     restricted stock grant to officers        94,286             0           0
    Provision for bad debt                    765,000       648,768     519,949
    Minority interest                         154,529       117,552           0
    Deferred income tax benefit                     0             0    (400,000)
    Loss on disposal of fixed assets           12,575         4,060           0
    Changes in operating assets and liabilities:
      Accounts receivable-trade            (2,206,115)   (5,171,298) (2,554,895)
      Other receivables                       394,356      (273,764)   (992,778)
      Prepaid expenses and other current
       assets                                 227,380        57,228    (495,321)
      Accounts payable                      1,381,716     2,158,243     466,358
      Accrued expenses                        (25,821)      151,437       7,413
      Insurance and claims                   (255,268)      414,426     211,346
      Accrued interest                        125,394        35,355     138,020
      Accrued compensation                    (39,410)        7,728      45,654
      Fuel and other taxes payable            (53,576)         (514)    (61,568)
      Accrued legal settlement                      0       560,000           0
                                            ----------    ----------  ----------
     Net cash provided by(used in)operating
          activities                        2,419,335       831,082  (1,363,697)
                                            ----------    ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                  (155,706)     (219,739) (1,209,994)
  Proceeds from sale of fixed assets           27,900        62,655            0
        Net cash used in investing          ----------    ----------  ----------
         activities                          (127,806)     (157,084) (1,209,994)
                                            ----------    ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments)borrowings
   under line of credit                    (1,233,722)     (647,519)  2,494,895
  Proceeds from long term debt                      0       282,216   1,049,094
  Principal payments of long-term debt       (484,453)     (400,754)   (331,672)
  Net repayments of shareholder loans        (455,801)     (230,001)   (316,566)
 Distribution to minority interest           (117,553)            0            0
      Net cash (used in) Provided by        ----------    ----------  ----------
         financing activities              (2,291,529)     (996,058)  2,895,751
                                            ----------    ----------  ----------
NET (DECREASE) INCREASE IN CASH                     0      (322,060)    322,060
CASH, BEGINNING OF YEAR                             0       322,060           0
                                            ----------    ----------  ----------
CASH, END OF YEAR                            $      0      $      0    $322,060





SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest         $469,050      $574,361    $400,538

The Company recorded $56,573 and $102,856 in 2002 and 2001 respectively, for dividends on preferred stock.

On July 18, 2002, the Company redeemed all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock as further discussed in Note 3.

The Company recognized $150,000 of compensation expense for each of the years ended December 31, 2003 and 2002 for the issuance of common stock of a subsidiary, which was issued to key employees as further discussed in Note 11.

The accompanying notes are an integral part of the consolidated financial statements.







































                      US1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


  1.     OPERATIONS

    The Company is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states and Canada with a concentration in the Southeastern United States. One agent accounted for 10% and 6% of the Company's revenue for the years ended December 31, 2003 and 2002. No agents represented more than 10% of sales for the years ended December 31, 2003, 2002 and 2001.

  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation-The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

   Revenue Recognition-Revenue for freight in transit is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance expense are accrued when the related revenue is recognized.

   Fixed Assets-Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to eight years.

   Assets Held for Sale-Such assets comprise real estate, not required for the Company's operations, which is carried at the lower of historical cost or estimated net realizable value. See Note 13.

    Long-Lived Assets-The Company assesses the realizability of its long-lived assets in accordance with statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

    Accounting Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Income Taxes-Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2003, AND 2002

    Earnings Per Common Share-The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement required presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. There are 400,000 common stock equivalents at December 31, 2003 and none at December 31, 2002 or 2001.

    Business Segments-Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment.

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

    In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

    In  May  2003, FASB issued Statement of Financial Accounting Standards
No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2003, AND 2002

an issuer classifies and measures certain financial instruments with Characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

    * a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

    * a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

    * a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
       (3) variations inversely related to changes in the fair value of the issuer's equity shares.

    In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

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

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. EARNINGS PER COMMON SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS.

Numerator                                      2003           2002       2001
       Net income                         $ 1,392,986   $ 1,684,219   $1,567,517
       Dividends on preferred shares                0     (  56,573)   (102,856)
       Redemption of redeemable preferred stock             609,541
                                            ---------    ----------   ----------
 Net income available to common
      shareholders for basic EPS            1,392,986     2,237,187    1,464,661

 Net income attributable to unvested minority
      interest shares in subsidiary           (51,509)            0            0
                                            ---------    ----------   ----------

 Net income available to common
      shareholders for diluted EPS          1,341,477     2,237,187    1,464,661

Denominator
      Weighted average common shares
      outstanding for basic EPS            11,618,224    11,075,758   10,618,224

      Effect of diluted securities
      Unvested restricted stock granted
      to employees                            234,283             0            0
                                          --------------------------------------
      Weighted average shares outstanding
      for diluted EPS                      11,852,507    11,075,758   10,618,224

5.  RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services were approximately $104,000, $69,000 and $68,000 in 2003, 2002, and 2001, respectively. Also during 2002, the Company earned a management fee of approximately $200,000 for non-recurring management services provided to Eastern Refrigerated Express, Inc., an entity partially owned by the CEO and CFO of the Company. These management fees have been classified as other income in the consolidated statements of income for the year ended December 31, 2003.
Accounts receivable due from entities affiliated through common ownership was $51,000 and $261,000 as of December 31, 2003 and 2002, respectively.

   One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2003, 2002 and 2001, cash paid to AIFE for insurance premiums and deductibles amount to $5,372,548, $3,922,764, and $1,597,168, respectively.


                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

RELATED PARTY TRANSACTIONS (continued)

    The Company exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2003. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2003, 2002 and 2001.

   If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2003. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2002, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2002, AIFE had net worth of approximately $4.3 million, a portion of which is attributable to other policyholders of AIFE.

   In addition, the Chief Executive Officer and Chief Financial Officer, as well as a director of the Company, are shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fees from AIFE. During 2003, AIFE paid management fees of $282,000 to AIFC which AIFC then paid as dividends totaling $282,000 to these officers and directors of the Company.

    In 2003 the company paid consulting fees of $8,000 to one of its directors relating to insurance services.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at December 31, 2003 and 2002 include $882,000 and $237,000, due from or guaranteed by these companies.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7.

6.  LEASES

   The Company leases its administrative offices in Gary, Indiana on a month-to-month basis for $3,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, Arkansas on a month-to-month basis for $3,216. Both offices lease their space from The Company's President/Chief Executive Officer, and Treasurer/Chief Financial Officer who are both directors of the Company.

    In addition, the Company's subsidiaries lease office space and land in Mississippi, Texas, South Carolina, Louisiana, Georgia, Missouri, North Carolina, Indiana, California, and Arkansas under operating leases ranging from one to three years.







                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

LEASES (Continued)

    Rent expense under these operating leases was $672,000, $507,000 and $227,000 for the years ended 2003, 2002, and 2001 respectively.

    Future commitments under these operating leases are as follows:

                     2004   407,000
                     2005   228,000
                     2006   134,000
                     2007    48,000
                          ---------
                         $  817,000
                          =========

7. BANK LINE OF CREDIT

    The Company has a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Availability under this line of credit was $5,115,000 at December 31, 2003. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At December 31, 2003, the interest rate on this line of credit was at prime less .25% (3.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. The outstanding borrowings on this line of credit were $4.9 and $6.1 million at December 31, 2003 and 2002, respectively.

This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. During 2003, the Company exceeded the capital expenditure limitation. However, the lender waived this violation and increased the capital expenditure limitation for fiscal 2003.

    In October 2003, the Company's lender granted them a new equipment line of credit in the amount of $500,000. Although the Company has not utilized this new line of credit, the interest rate will range from prime to prime less 0.50% per annum based on certain financial covenants. This new equipment line of credit carries a maturity date of October 1, 2005.












                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 comprises:

                                                              2003       2002
Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 prime + .75%, interest only payments
 required, with principal balance due October 2006.       $2,039,707  $2,495,508

Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 October 2006                                               500,000     500,000

Note payable to August Investment
 Partnership, interest at prime + .75%,
 interest only payments required, principal
 balance due October 2006                                   250,000     250,000

Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October 2006                                               100,000     100,000
                                                       ------------   -----------
  Subtotal - related party debt                          $2,889,707  $3,345,508

Equipment loan, collateralized by equipment,
 monthly payments of $12,537 including interest
 at prime less .25% (3.75% at December 31, 2003)
 through October 2005 with a balloon payment of
 $87,800 due in October 2005. This loan is
 subject to financial covenants discussed in Note 7          363,589     514,039

Equipment loan, collateralized by equipment,
 interest rate at prime less .25%, principal payment
 of $2,715(based on five year amortization
 of principal balance) through October 2005
 with a balloon payment of $46,000 due in
 October 2005. This loan is subject to financial
 covenants discussed in Note 7                               105,893     138,476

Note Payable, FIFC Cargo Insurance
 monthly payments of $30,945 including interest
 at 5.7% through September 2003                                    0     272,000

Note payable, collateralized by equipment,
 monthly payments of $2,077 including
 interest at 9.55% through April 2004                          8,143      31,080

Note payable, IPF Cargo Insurance
 monthly payment of $2,374.00 including
 interest at 6.5% through February 2004                        2,363           0

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


LONG-TERM DEBT (Continued)

Other                                                          1,372      10,217
                                                            ---------   --------
                 Total debt                                3,371,067   4,311,320
            Less current portion                             194,911   1,197,667
                                                            ---------  ---------
            Total long-term debt                         $ 3,176,156  $3,113,653
                                                           ========== ==========

Interest expense on related party notes was approximately $137,000, $176,000, and $280,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Scheduled maturities of the long-term debt at December 31, 2003 are due as follows:
          2004                        $  194,911
          2005                           286,448
          2006                         2,889,708
                                     -----------
                                      $3,371,067
                                     ===========

9.   INCOME TAXES

The following summary reconcile income taxes at the maximum federal statutory rate with the effective rates for 2003,2002, and 2001 (in thousands):
December 31,                                  2003        2002         2001
Income tax expense at statutory rate        474,000     573,000     397,000
State income tax expense, net of federal     70,000      91,000      58,000
tax benefit
Other                                        97,000
Adjustment of valuation allowance          (641,000)   (664,000)   (455,000)
                                           --------------------------------
                                                -          -           -

    The Company and its subsidiaries file a consolidated federal income tax return.

Deferred income taxes consist of the following:

December 31,                         2003          2002          2001
---------------------------------------------------------------------------
Total deferred tax assets, relating
 principally to net operating
 loss carry-forwards             $21,150,000    $21,597,000    $22,261,000
Less valuation allowance         (19,950,000)   (20,397,000)   (21,061,000)
                                 ------------------------------------------
Total net deferred tax asset     $ 1,200,000    $ 1,200,000    $ 1,200,000
                                 ------------------------------------------

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

TAXES (Continued)

    At December 31, 2003 and 2002, the Company has realized a net deferred tax asset of $1,200,000 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2003.

    The Company has net operating loss carry-forwards of approximately $52 million at December 31, 2003. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2005 through 2010. Approximately 80% of the Company's net operating loss carryforwards will expire in 2005 and 2006.

10.  STOCK COMPENSATION

   In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. As a result, the Company will incur approximately $220,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) over the vesting period of this grant. These shares of common stock vest on December 31, 2004.

11. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of its subsidiary, Carolina National Transportation, Inc. ("Carolina"), in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received a 15% ownership in Carolina at December 31, 2002 and received an additional 15% at December 31,2003. These employees will receive an additional 10% ownership interest at December 31, 2004. As a result of this agreement, the Company incurred compensation expense of $150,000 for each of the years ended December 31, 2003 and 2002. The excess of the fair value of the Carolina common stock issued over the book value of this common stock is reflected as a credit to common stock in the amount of $64,800 and $64,802 for fiscal 2003 and 2002, respectively. The Company also recognized minority interest expense of $154,529 and $117,552, relating to the employees' portion of Carolina's net income for the years ended December 31, 2003 and 2002, respectively. During fiscal 2003, Carolina paid dividends of $117,553 to the minority shareholders. Net income for Carolina was $515,096, $783,677, and $486,000, for the years ended 2003, 2002, and 2001, respectively.










                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.  COMMITMENTS AND CONTINGENCIES

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

   In May 2002, judgment was rendered on these claims in favor of the plaintiffs in the amount of $720,000. As a result, the Company increased its accrual for this litigation to $700,000 by recording a charge of $560,000 relating to this litigation for the year ended December 31, 2002. The Company is currently awaiting the decision of the appeals court in this matter.

    In February 2002, one of the Company's subsidiaries, Carolina National Transportation, was named as a defendant in a suit entitled Hoover Transportation Services, Inc. vs. Tim A. Frye, Sr. In essence, the suit alleged that the primary defendant, Mr. Frye, violated a non-competition agreement with, and confidentiality obligations to, the plaintiff by providing freight related services in the metropolitan Charlotte area. Mr. Frye's business contracted with the Company's subsidiary for shipping, and, accordingly, the plaintiff alleged that the Company's subsidiary is liable for damages as well. In March 2004, the Company and Mr. Frye orally agreed to settle the claim for $113,355, with each paying $56,678 of these settlements. The Company has agreed to lend $56,678 of that amount to Mr. Frye to enable him to pay his portion of the settlement.

   In September 2002, CGU International Insurance, PLC filed a complaint in the United States District Court for the Northern District of California against Keystone Lines Inc., a subsidiary of the Company, which asserted allegations of breach of contract regarding alleged damage to cargo which occurred during interstate transportation. On November 18, 2002, Keystone Lines Inc. filed an answer to the complaint generally denying liability for the $392,000 loss asserted by the complaint. Keystone filed a cross-complaint against other parties, which it believed are liable for any losses established by the plaintiff. At this time, the Company and its legal counsel are unable to assess the outcome of this complaint. The Company has insurance coverage for this matter, which provides for both defense and indemnity payments.
The Company intends to vigorously defend itself in this matter.














                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The Company is involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial position of the Company.

13.  ENVIRONMENTAL MATTERS

    The Company owns a piece of property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2003 and 2002.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    (In thousands, except per share data)                   Net      Net
                                               Net         Income     Income
               Operating     Operating        Income      per share per share
               Revenue        Income                        basic     diluted
    2003
              $121,747        $1,723         $1,393            $0.12   $0.11
    -------------------------------------------------------------------------
    Quarters:
     Fourth     30,608           246            128             0.01    0.01
     Third      30,877           324            238             0.02    0.02
     Second     31,709           626            540             0.05    0.04
     First      28,553           527            487             0.04    0.04
    -------------------------------------------------------------------------
    2002
              $104,186        $2,402         $1,684            $0.20   $0.20
    -------------------------------------------------------------------------
    Quarters:
     Fourth     27,957           633            574             0.05    0.05
     Third      28,649           652            543             0.10    0.10
     Second     26,644           644            559             0.05    0.05
     First      20,936           473              8             0.00    0.00
    ------------------------------------------------------------------------

















                               US 1 INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                   Schedule II

                           Balance At    Charged to    Write-Offs,
                          Beginning of   Costs and    Retirements &   Balance At
                             Year        Expenses      Recoveries     End of Year
         Description
         -----------
Year Ended December 31, 2001
Allowance for Doubtful Accounts
   Receivable                     $209,000   $519,949   $204,949      $524,000

Year Ended December 31, 2002
Allowance for Doubtful Accounts
   Receivable                     $524,000   $648,768   $712,768      $460,000

Year Ended December 31, 2003
Allowance for Doubtful Accounts
   Receivable                     $460,000   $765,000   $381,000      $844,000

Item 9. Changes in and Disagreements with Accountants' on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company that is required to be included in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.








                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the company as of February 19, 2004 were as follows:
NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           63          President, Chief Executive Officer,
                                        and Director
Harold E. Antonson          64          Chief Financial Officer, Treasurer,
                                        and Director
Lex Venditti                51          Director
Robert I. Scissors          70          Director
Brad James                  48          Director
William Sullivan            56          Director

Name                          Office and Experience
Michael E. Kibler             Mr. Kibler is President and Chief Executive
                              Officer of the Company and has held these positions since September 13, 1993. He also has been President of Enterprise Truck Lines, Inc., an interstate trucking company engaging in operations similar to the Company's, since 1972.
                              Mr. Kibler is a partner of August Investment
                              Partnership and is also a shareholder of American Interfidelity Corporation, the attorney-in-fact of American Inter-Fidelity
                              Exchange, an affiliated entity that provides auto liability and cargo insurance to the Company.

Harold E. Antonson            Mr. Antonson is Chief Financial Officer of the
                              Company, a position he has held since March
                              1998. Mr. Antonson is a certified public accountant. Prior to joining the Company, he was Secretary/Treasurer of American
                              Inter-fidelity Exchange. Mr. Antonson is also a partner in August Investment Partnership. Mr.
                              Antonson was elected a director and Treasurer of the Company in November 1999. Mr. Antonson is also a shareholder of American Interfidelity
                              Corporation, the attorney-in-fact of American
                              Inter-Fidelity Exchange, an affiliated entity that provides auto liability and cargo insurance to the Company.

Lex Venditti                  Mr. Venditti has served as a director of the
                              Company since 1993. Mr. Venditti has been the General Manager of American Interfidelity
                              Exchange, an insurance reciprocal located in Indiana. Mr. Venditti is also a shareholder of American Interfidelity Corporation, the attorney-in-fact of American Inter-Fidelity
                              Exchange, an affiliated entity that provides auto liability and cargo insurance to the Company.

Directors and Executive Officers of the Registrant (continued)

Name                          Office and Experience
----                          ------------------------

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

William Sullivan              Mr. Sullivan has been the president of One Call
                              Motor Freight Inc. since 1981.  He is also the
                              President of Unity Logistic Services, Inc. since
                              June 2000.  Mr. Sullivan was elected a director
                              Of the Company in 2003.  Mr. Sullivan has over
                              30 years experience in the trucking industry.

Code of Ethics

   The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and the Chief Financial Officer a copy of which is filed as Exhibit 14.1 to this Form 10-K.

Audit Committee and Audit Committee Financial Expert

    The Company has an audit committee consisting of Lex Venditti and Robert Scissors. The Company's Board of Directors has determined that Mr. Venditti is an "audit committee financial expert" as defined under SEC rules. However, because of his position as general manager of American Inter-Fidelity Exchange and as a shareholder of American Inter-Fidelity Corporation, Mr. Venditti is not considered an independent director as defined under Rule 10A-3(b) of the Exchange Act. In addition, Mr. Scissors receives fees for consulting services provided to the Company and is also not considered an independent director.

    The audit committee is responsible for selecting the Company's independent auditors and approving the scope, fees and terms of all audit engagements and permissible non-audit services provided by the independent auditor, as well as assessing the independence of the Company's independent auditor from management. The audit committee also assists the Board in oversight of the Company's financial reporting process and integrity of its financial statements, and also reviews other matters with respect to the Company's accounting, auditing and financial reporting practices as it may find appropriate or may be brought to its attention.





Item 11.  Executive Compensation

    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2003, 2002, and 2001 to its Chief Executive Officer and Chief Financial Officer, where applicable. No other officer earned in excess of $ 100,000.

                           Summary Compensation Table

                              Annual Compensation
Name and Position        Year          Salary       Bonus         Other(1)
-----------------        ----          ------       -----         --------
Michael Kibler           2003         106,580           0          110,000
President                2002          90,186           0                0
                         2001          33,048           0                0
Harold Antonson          2003         106,580           0          110,000
Chief Financial Officer  2002          90,186           0                0
                         2001          33,048           0                0

  (1) In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. As a result, the Company will incur approximately $220,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) over the vesting period of this grant. These shares of common stock vest on December 31, 2004.

Option exercises and option values

    No stock options were issued to management employees in 2003 and no stock options were outstanding as of December 31, 2003.

Restricted Stock Grant

    During 2003, we granted a total of 400,000 shares (200,000 each) of common stock to our Chief Executive Officer and Chief Financial Officer. These shares will vest on December 31, 2004 contingent upon the continued employment of the individuals. This restricted stock grant was not approved by the stockholders of the Company.


















Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

    The following table sets forth the number and percentage of shares of Common Stock that as of March 19, 2003 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned        Percentage of Class
-----------------             ------------------        -------------------
Michael E Kibler                     2,830,790 (1,2)        24%
Director, President and
Chief Executive Officer

Robert I. Scissors,                     51,770 (4)           *
Director

Lex L. Venditti                         20,000               *
Director

Brad A. James                          166,981               *

William Sullivan                        18,000 (5)           *

Harold E. Antonson                   2,890,235 (1,2,3)      25%
Chief Financial Officer,
Treasurer and Director

All Directors and Executive Officers 3,135,863              27%

* Indicates less than 1% ownership.

 (1) As general partner of August Investment Partnership, August Investment Corporation may be deemed to be the beneficial owner of the shares of common stock of the Company owned by August Investment Partnership. Messrs. Kibler and Antonson own August Investment Corporation in equal shares and, as a result, may be deemed to be the beneficial owner of the shares of common stock of the Company owned by August Investment Partnership.
 (2) As Director of Eastern Refrigerated Express Inc, an entity under common control) Messrs. Kibler and Antonson may be deemed to be beneficial owner of 522,439 Shares of Common Stock owned by Eastern.
 (3) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr. Antonson is Secretary and Treasurer
 (4) Includes 11,770 shares held in the Saundra L. Scissors Trust of which Mr. and Mrs. Scissors are joint trustees.
 (5)  Includes 18,000 shares owned by
     ERX, Inc. of which Mr. Sullivan is a controlling owner.






Security Ownership of Certain Beneficial Owners

    The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of December 31, 2003 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

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
8400 Louisiana Street
Merrillville, IN 46410

(1) As general partner of August Investment Partnership, August Investment Corporation may be deemed to be the beneficial owner of the shares of common stock of the Company owned by August Investment Partnership. Messrs. Kibler and Antonson own August Investment Corporation in equal shares and, as a result, may be deemed to be the beneficial owner of the shares of common stock of the Company owned by August Investment Partnership.

(2) Mr. Antonson disclaims beneficial ownership of 197,500 shares of Common Stock owned by American Inter-Fidelity Exchange, of which Mr. Antonson is Secretary and Treasurer.

(3) As directors of Eastern Refrigerated Express, Inc., Messrs. Antonson and Kibler may be deemed to be beneficial owners of 522,439 shares of Common Stock owned by Eastern.

Item 13.  Certain Relationships and Related Transactions.

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 9,000 square feet on a month-to-month basis for $3,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, Arkansas of approximately 13,250 square feet on a month-to-month basis for $3,216. Both companies lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer, and a director of the Company, and Mr. Harold E. Antonson, Treasurer, Chief Financial Officer, and a director of the Company.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services were approximately $104,000, $69,000, and $68,000 in 2003, 2002, and
2001, respectively. Also during 2002, the Company earned a management fee of approximately $200,000 for non-recurring management services provided to Eastern



Certain Relationships and Related Transactions (continued)

Refrigerated Express, Inc., an entity partially owned by the CEO and CFO of the Company. These management fees have been classified as other income in the consolidated statement of income for the year ended December 31, 2002. Accounts receivable due from entities affiliated through common ownership was $51,000 and $261,000 as of December 31, 2003 and 2002, respectively.

   One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2003, 2002 and 2001, cash paid to AIFE for insurance premiums and deductibles amount to $5,372,548, 3,922,764, and $1,597,168, respectively.

   The Company exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ending December 31, 2001, 2002, and 2003. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2001, 2002 and 2003.

   If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2001, 2002, and 2003.
The Company currently accounts for the majority of the premiums of AIFE.
For fiscal year 2002, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2002, AIFE had net worth of approximately $4.3 million, a portion of which is attributable to other policyholders of AIFE.

   In addition, the Chief Executive Officer and Chief Financial Officer, as well as a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. During 2003, AIFE paid management fees of $282,000 to AIFC which AIFC then paid as dividends totaling $282,000 to these officers and directors of the Company who own shares of AIFC.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable due from or guaranteed by these companies at December 31, 2003 and 2002 include $882,000 and 237,000, respectively.

    In 2003 the company paid $8,000 in consulting fees to a director of the company relating to insurance services.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7 to the consolidated financial statements.







Item 14. Principal Accounting Fees and Services

    The following table shows the fees paid or accrued (in thousand) by US1 for the audit and other services provided by BDO Seidman

                              2003               2002
Audit Fees (1)              $128,195           $136,650
Audit-Related Fees(2)       $      0           $      0
Tax Fees(3)                 $      0           $    400
All Other Fees(4)           $      0           $      0
                            --------           --------
Total                       $128,195           $137,050
                            ========           ========

(1) Audit fees include fees associated with the annual audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q.
(2)  There were no audit related services or fees.
(3)  Tax fees include fees for tax consultation.
(4)  There were no other services or fees.

    The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent certified public accountants. The Audit Committee pre-approved all audit-related services in 2003. There were no other fees during 2003.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements:

         Reports of Independent Certified Public Accountants           17

          Consolidated Balance Sheets as of December 31, 2003 and 2002 18 and 19

          Consolidated Statements of Income for the years ended        20
          December 31, 2003, 2002, and 2001

          Consolidated Statements of Shareholders' Equity              21
          for the years ended December 31, 2003, 2002, and 2001

          Consolidated Statements of Cash Flows                        22
          for the years ended December 31, 2003, 2002, and 2001

          Notes to Consolidated Financial Statements                   23 - 31

(a)(2)    Financial Statement Schedules:

        Schedule of Valuation and Qualifying Accounts                  32









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

Exhibit 10.1    Loan and Security Agreement with FIRSTAR and Carolina National
              Transportation Inc., Keystone Lines, Inc., Gulfline Transport Inc., and US 1 Industries, Inc.(by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2000 filed on May 22, 2000).

Exhibit 10.2    Loan agreements with August Investment Partnership and US 1
              Industries, Inc.

Exhibit 10.3    Loan agreements with Michael Kibler, Harold Antonson, and US 1
              Industries, Inc.

Exhibit 10.4    First Amendment of Loan and Security Agreement with FIRSTAR and
              Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000 filed on August 14, 2000) Loan agreements with AIFE/ITE and US 1 Industries.

Exhibit 10.5    Second Amendment of Loan and Security Agreement with FIRSTAR and
              Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Annual report on Form 10-K for the year ended December 31, 2000).

Exhibit 10.6    Third Amendment of Loan and Security Agreement with FIRSTAR and
              Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc. Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001).

Exhibit 10.7    Fourth Amendment of Loan and Security Agreement with FIRSTAR and
              Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2001 filed on November 9, 2001).

Exhibit 10.8    Sixth Amendment of Loan and Security Agreement with FIRSTAR and
              Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2003 filed on August 16,
              2002).


List of Exhibits (continued)

Exhibit 10.9    Fifth Amendment of Loan and Security Agreement with FIRSTAR and
              Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US 1 Industries, Inc. (by reference to the Company's Form
              10-K for the year ended December   31, 2002 filed on April 7,
              2003).

Exhibit 10.10   Seventh Amendment of Loan and Security Agreement with US BANK and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US 1 Industries, Inc. (by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2003 filed on November 13, 2003).

 Exhibit 14.1    US 1 Industries, Inc. Code of Ethics.


 Exhibit 21.1    Subsidiaries of the Registrant

 Exhibit 31.1    Rule 13a-14(a)\15d-14a(a) Certifications

 Exhibit 32.1    Section 1350 Certifications


  b)   Reports on Form 8-K

Form 8-K filed on January 21, 2004, furnishing information from a press release of the Company commenting on its expected fourth quarter results.

Form 8-K filed March 12, 2004, furnishing information from a press release of the Company announcing its fourth quarter and full year results.

























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


Date:_________________             _________________________
                                   Michael E. Kibler, Director

Date:_________________             _________________________
                                   Robert I. Scissors, Director

Date:_________________             _________________________
                                   Lex L. Venditti, Director

Date:_________________             _________________________
                                   William Sullivan, Director

Date:_________________             _________________________
                                   Brad James, Director

Date:_________________             _________________________
                                   Harold Antonson, Director