Form 10-Q
period 2004-03-31
US 1 INDUSTRIES INC
filed 2004-05-17
CIK 351498

FORM 10-Q


                ________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 2004.

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


As of May 14, 2004, there were 11,618,224 shares of registrant's common stock outstanding.












                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


ASSETS
                                                    March 31,     December 31,
                                                      2004          2003
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $         0
Accounts receivable-trade, less allowances for
    doubtful accounts of $895,000 and $882,000
    respectively                                   17,847,675    17,910,027
Other receivables, including receivables due
   from affiliated entities of $52,500 and
   $51,000, respectively                            1,598,285     1,254,243
Prepaid expenses and other current assets             256,433       289,776
Current deferred tax asset                            600,000       600,000
                                                   -----------   ----------
      Total current assets                         20,302,393    20,054,046

FIXED ASSETS:
   Equipment                                        1,903,736     1,765,979
   Less accumulated depreciation and amortization    (873,475)     (794,676)
                                                   -----------   ----------
      Net fixed assets                              1,030,261       971,303
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Other Assets                                          397,745       397,745
                                                   -----------  -----------
TOTAL ASSETS                                      $22,384,399   $22,077,094
                                                   ===========  ===========






The accompanying notes are an integral part of the consolidated financial statements.





                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     March 31,   December 31,
                                                      2004           2003
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 4,365,937    $ 4,884,758
   Current portion of long-term debt                 185,093        194,911
   Accounts payable                                7,223,243      7,009,625
   Accrued expenses                                  303,110        377,475
   Insurance and claims                              941,077        788,954
   Accrued compensation                              241,762         47,863
   Accrued interest                                1,161,898      1,134,787
   Fuel and other taxes payable                       79,030         28,138
   Accrued legal settlement                          700,000        700,000
                                                 -----------   ------------
      Total current liabilities                   15,201,150     15,166,511
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      3,130,399      3,176,156

MINORITY INTEREST                                    381,951        324,927

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 11,618,224 shares outstanding   42,257,185     42,227,725
    as of March 31, 2004 and December 31, 2003.

   Accumulated deficit                           (38,586,286)   (38,818,225)
                                                 -----------     -----------
   Total shareholders' equity                      3,670,899      3,409,500
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 22,384,399   $ 22,077,094
                                                 ===========    ============






The accompanying notes are an integral part of the consolidated financial statements.



                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  MARCH 31, 2004 AND MARCH 31, 2003 (UNAUDITED)


                                             MARCH 31,       MARCH 31,
                                               2004            2003
                                         ______________  ______________

OPERATING REVENUES                         $30,730,053    $ 28,552,527
                                           ------------    ------------
OPERATING EXPENSES:
    Purchased transportation                22,621,721      21,230,405
    Commissions                              3,120,077       2,810,606
    Insurance and claims                     1,316,963       1,115,963
    Salaries, wages, and other               1,926,887       1,533,174
    Other operating expenses                 1,444,460       1,335,020
                                           ------------    ------------
     Total operating expenses               30,430,108      28,025,168
                                           ------------    ------------
OPERATING INCOME                               299,945         527,359
                                           ------------    ------------
NON-OPERATING INCOME (EXPENSE):
    Interest income                              5,464           3,667
    Interest expense                           (97,689)       (129,717)
    Other income                                54,273         116,086
                                           ------------    ------------
    Total non-operating expense                (37,952)         (9,964)
                                           ------------    ------------
NET INCOME BEFORE MINORITY INTEREST        $   261,993    $    517,395
Minority Interest Expense                       30,054          30,316
                                           ------------    ------------
NET INCOME                                 $   231,939    $    487,079
                                          ------------   -------------

Basic Net Income
Per Common Share                              $   0.02          $ 0.04
                                                  ====            ====
Diluted Net Income
Per Common Share                              $   0.02          $ 0.04
                                                  ====            ====

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                     11,618,224     11,618,224
                                           ============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  DILUTED                                   11,922,014     11,618,224
                                           ============  =============



The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
















                                                                          Total
                                  Common      Common    Accumulated   Shareholders'
                                  Shares      Stock      Deficit          Equity
                                 ____________________________________________________

Balance, December 31, 2003         11,618,224  $42,227,725  $(38,818,225) $3,409,500

Minority interest in subsidiary             0       (1,970)            0      (1,970)

Grant of restricted common stock            0       31,430             0      31,430

Net income for the three months ended
  March 31, 2004                            0            0       231,939     231,939
                                   ----------  -----------  ------------  ----------
Balance,    March    31,   2004    11,618,224  $42,257,185  $(38,586,286) $3,670,899
                                   ==========  ===========  ============= ==========

The accompanying notes are in integral part of the consolidated financial statements.















                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  MARCH 31, 2004 AND MARCH 31, 2003 (UNAUDITED)

                                                  Three Months Ended March 31,
                                                          2004         2003
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               231,939      487,079
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
  Depreciation and amortization                           78,799       72,839
  Compensation Expense resulting from
   Issuance of restricted stock                           31,430            0
  Compensation Expense resulting from
   issuance of equity in subsidiary                       25,000       37,500
  Provision for bad debts                                136,116      128,612
  Minority interest expense                               30,054       30,316
  Changes in operating assets and liabilities:
    Accounts receivable - trade                          (73,764)  (1,840,543)
    Other receivables                                   (344,042)     (29,193)
    Prepaid expenses and other current assets             33,343      (93,729)
    Accounts payable                                     209,883      647,647
    Accrued expenses                                     (74,365)     (68,593)
    Accrued interest                                      27,111       52,265
    Insurance and claims                                 152,123     (458,984)
    Accrued compensation                                 193,899      (16,507)
    Fuel and other taxes payable                          50,892      ( 1,463)
                                                       ---------     --------
  Net cash provided by(used in)operating activities      708,418   (1,052,754)
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (137,757)     (70,122)
                                                        --------    ---------
  Net cash used in investing activities                 (137,757)     (70,122)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit      (518,821)   1,574,218
  Principal payments on long-term debt                   (51,840)    (181,342)
  Repayments of shareholder loans                              0     (270,000)
                                                       ---------    ---------
  Net cash (used in) provided by financing activities   (570,661)   1,122,876
                                                       ---------    ---------
NET DECREASE IN CASH                                           0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========

Cash paid for interest                                   $70,578      $77,451
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 2004 AND 2003


1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 2004 and the consolidated statements of income, shareholders' equity and cash flows for the three months ended March 31, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2003, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for a full year.

2. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                               Three Months Ended March 31,
Numerator                                           2004          2003

       Net income                               $ 231,939     $ 487,079
       Dividends on preferred shares                    0             0
                                                ---------    ----------
 Net income available to common
      shareholders for basic EPS                  231,939       487,079

 Net income attributable to unvested minority
      interest shares in subsidiary                (6,947)      (34,358)
                                                 ---------    ----------
 Net income available to common
      shareholders for diluted EPS                224,992       452,721

Denominator
      Weighted average common shares
      outstanding for basic EPS                11,618,224    11,618,224

      Effect of diluted securities
      Unvested restricted stock granted
      to employees                                303,790             0
                                              _____________________________
      Weighted average shares outstanding
      for diluted EPS                          11,922,014    11,618,224

3. BANK LINE OF CREDIT

    The Company has a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $5.6 million at March 31, 2004. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At March 31, 2004, the interest rate on this line of credit was at prime less .25% (3.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2004 the outstanding borrowings on this line of credit were $4.4 million.

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

    In October 2003, the Company's lender granted it a $500,000 new equipment line of credit. Although the Company has not utilized this new equipment line of credit, the interest rate will range from prime to prime less 0.50% per annum based on certain financial covenants. This new equipment line of credit matures October 1, 2005.

4. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of Carolina National Transportation, ("Carolina") a subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following the year in which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002 and received an additional 15% at December 31, 2003. These employees will receive an additional 10% ownership interest at December 31, 2004. As a result of this agreement, the Company incurred compensation expense of $25,000 and $37,500 for the three months ended March 31, 2004 and 2003, respectively. The Company also recognized minority interest expense (relating to the employees' portion of Carolina's net income) of $30,054 and $30,316 for the three months ended March 31, 2004 and 2003, respectively.

5. LEGAL PROCEEDINGS

   The Company is involved in various other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.








6. STOCK COMPENSATION

    In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. As a result, the Company will incur approximately $220,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) over the vesting period of this grant. These shares of common stock vest on December 31, 2004. The Company recognized $31,400 of compensation expense related to these stock grants for the three months ended March 31, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

    You should read the following discussion regarding the Company along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2004 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2004 and 2003 and in the Company's Form 10-K for its fiscal year ended December 31, 2003, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended March 31, 2004 and March 31, 2003:

                                                       2004     2003
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.6     74.3
    Commissions                                        10.1      9.8
    Insurance and claims                                4.3      3.9
    Salaries, wages and fringe benefits                 6.3      5.4
    Other operating expenses                            4.7      4.7
                                                     -------   ------
     Total operating expenses                          99.0     98.1
                                                      ------   ------
Operating income                                        1.0      1.9

    The Company's operating revenues increased to $30.7 million for the three months ended March 31, 2004 from $28.6 million for the same period in 2003.
This is an increase of 7.6%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and Keystone Logistics, Inc. The growth of these subsidiaries is attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 73.6% of revenue for the three months ended March 31, 2004 from 74.3% for the three months ended March 31, 2003. The slight decrease was partially offset by the slight increase in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 10.1% of revenue for the three months ended March 31, 2004 from 9.8% of revenue for the three months ended March 31, 2003. As previously described, the slight increase of 0.3% of revenue was partially offset by the decrease in purchased transportation.

    Insurance and claims increased to 4.3% of revenue for the three months ended March 31, 2004 from 3.9% of revenue for the three months ended March 31, 2003.
A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.4% of revenue can be attributed to the increase in claims incurred by certain operations of the Company.

    Salaries, wages, and fringe benefits were 6.3% of revenue for the three months ended March 31, 2004 compared to 5.4% of revenue for the three months ended March 31, 2003. This increase of 0.9% can primarily be attributed to the additional personnel hired to accommodate the growth of expanding terminals.

    Other operating expenses as a percentage of revenue remained consistent at 4.7% for the three months ended March 31, 2004 and for the same period in 2003. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations.

    Based on the changes in revenue and expenses described above, operating income decreased by $227,414. Operating income for the three months ended March 31, 2003 was $527,359 compared to $299,945 for the three months ended March 31, 2003.

    Interest expense decreased by $32,028 for the three months ended March 31, 2004 to $97,689 compared to interest expense of $129,717 for the three months ended March 31, 2003. This decrease in interest expense is attributable to a continued decrease in the prime rate. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .5%. At March 31, 2004, the interest rate charged on the loan with US Bank was 3.75%. At March 31, 2003 the interest rate on this loan was 4.25%.

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property, storage, equipment usage, fees, discounts and legal settlement costs. Non-operating (income) expense, exclusive of interest expense, was ($59,737) for the three months ended March 31, 2004 versus ($119,753) for the three months ended March 31, 2003. The decrease is partially attributed to a decrease in gain on sale of assets along with a decrease in storage income associated with one of the Company's divisions located in Laredo, Texas.

    Minority interest expense of $30,054 and $30,316 for the three months ended March 31, 2004 and 2003, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 4 to condensed consolidated financial statements).

    As a result of the factors described above, net income for the three months ended March 31, 2004 was $231,939 compared with $487,079 for the same period in 2003.


Liquidity and Capital Resources

    Net cash from operating activities increased $1.8 million from ($1,052,754) for the three months ended March 31, 2003 to $708,418 for the three months ended March 31, 2004. Cash provided by operating activities for the first three months of 2004 can be attributed to net income of $231,939, an increase in accounts payable of $209,833, an increase in insurance and claims payable of $152,123 and an increase in accrued compensation of $193,899. This is offset by an increase in other receivables of $344,042 for the three months ended March 31, 2004.

    Net cash used in investing activities was $137,757 for the three months ended March 31, 2004 compared to net cash used in investing activities of $70,122 for the three months ended March 31, 2003. Net cash used in investing activities increased due to the purchase of additional equipment.

    Net cash from financing activities decreased $1,693,537 from $1,122,876 provided by financing activities for the three months ended March 31, 2003 to ($570,661) used in financing activities for the three months ended March 31, 2004. The cash used in financing activities for 2004 is primarily due to repayments of borrowings under the line of credit.

    Effective October 1, 2003, the Company's Lender agreed to amend the existing bank agreement to increase the Company's revolving line of credit from $8.5 million to $10.0 million. The maturity date of the Company's revolving line of credit was also extended from October 1, 2003 to October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At March 31, 2004, the interest rate on this line of credit was at prime less .25%
(3.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Unused availability under this line of credit was approximately $5.6 million at March 31, 2004. The Chief Executive Officer and Chief Financial Officer of the Company guarantee borrowings of up to $1 million. At March 31, 2004, the outstanding borrowings on this line of credit were $4.4 million.



    The Company is dependent upon the funds available under its line of credit agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis.

    The Company also has two additional equipment loans with its primary lender used to fund equipment purchases. The outstanding balances on these loans bear interest at the prime rate in effect less 0.25% per annum (3.75% at March 31, 2004) based on certain financial covenants. The principal balance of these equipment loans is payable based on a five-year amortization of the outstanding balances. The outstanding balances under these equipment loans totaled $423,724 at March 31, 2004. These loans mature in October 2005.

    In October 2003, the Company's lender granted them a new equipment line of credit in the amount of $500,000. Although the Company has not utilized this new equipment line of credit, the interest rate will range from prime to prime less 0.50% per annum based on certain financial covenants. This new equipment line of credit carries a maturity date of October 1, 2005.

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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest in an amount equal to the prime rate in affect (3.75%) at March 31, 2004). The interest rate is based on certain financial covenants and may range from prime to prime less .5%. In addition, the company has certain equipment lines-of-credit which bear interest at the prime rate less .25% annum (at March 31, 2004 the rate was 3.75%). The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.






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

    The Company has approximately $52,500 of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2004.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has an investment of $126,461 with the provider. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership.

    The Company exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of March 31, 2004 and for the three months ended March 31, 2004 and 2003. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the three months ended March 31, 2004 and 2003.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for three months ended March 31, 2004 or 2003. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2002, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2002, AIFE had net worth of approximately $4.3 million, a portion of which is attributable to other policyholders of AIFE.

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

    The Company also pays a consulting fee of $2,000 per month, to a director of the Company, relating to insurance services.

    The Company has a long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.9 million at March 31, 2004. In addition, the Company had approximately $1.0 million of accrued interest due under these notes payable.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at March 31, 2004 includes $430,849 due from or guaranteed by these companies.



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

      b) Changes in controls. There were no changes in our internal controls over financial reporting identified in connection with the evaluations reported above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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












SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.


Michael E. Kibler
Chief Executive Officer



Harold E. Antonson
Chief Financial Officer


May 17, 2004