Form 10-Q
period 2004-06-30
US 1 INDUSTRIES INC
filed 2004-08-16
CIK 351498

FORM 10-Q


                ________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended June 30, 2004.

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


As of August 14, 2004, there were 11,618,224 shares of registrant's common stock outstanding.











                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    June 30,     December 31,
                                                      2004          2003
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $         0
Accounts receivable-trade, less allowances for
    doubtful accounts of $875,000 and $882,000
    respectively                                   20,228,857    17,910,027
Other receivables, including receivables due
   from affiliated entities of $61,000 and
   $51,000, respectively                            1,414,504     1,254,243
Prepaid expenses and other current assets             470,775       289,776
Current deferred tax asset                            600,000       600,000
                                                   -----------   ----------
      Total current assets                         22,714,136    20,054,046

FIXED ASSETS:
   Equipment                                        1,846,711     1,765,979
   Less accumulated depreciation and amortization    (949,365)     (794,676)
                                                   -----------   ----------
      Net fixed assets                                897,346       971,303
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Other Assets                                          420,364       397,745
                                                   -----------  -----------
TOTAL ASSETS                                      $24,685,846   $22,077,094
                                                   ===========  ===========



The accompanying notes are an integral part of the consolidated financial statements.






                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     June 30,   December 31,
                                                      2004           2003
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 5,438,453    $ 4,884,758
   Current portion of long-term debt                 344,864        194,911
   Accounts payable                                7,849,870      7,009,625
   Accrued expenses                                  352,583        377,475
   Insurance and claims                            1,179,075        788,954
   Accrued compensation                              223,721         47,863
   Accrued interest                                1,198,577      1,134,787
   Fuel and other taxes payable                      221,817         28,138
   Accrued legal settlement                          700,000        700,000
                                                 -----------   ------------
      Total current liabilities                   17,508,960     15,166,511
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      3,084,640      3,176,156

MINORITY INTEREST                                    266,055        324,927

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 11,618,224 shares outstanding   42,312,594     42,227,725
    as of June 30, 2004 and December 31, 2003.

   Accumulated deficit                           (38,486,403)   (38,818,225)
                                                 -----------     -----------
   Total shareholders' equity                      3,826,191      3,409,500
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 24,685,846   $ 22,077,094
                                                 ===========    ============



The accompanying notes are an integral part of the consolidated financial statements.










                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                 Three Months Ended         Six Months Ended
                                 2004          2003        2004          2003

OPERATING REVENUES           $35,974,840  $31,709,396  $66,704,893  $60,261,923
                             -----------  ----------   -----------  -----------

OPERATING EXPENSES:
    Purchased transportation  26,546,376   23,431,917  49,168,097    44,662,322
    Commissions                3,790,592    3,159,742   6,910,669     5,970,348
    Insurance and claims       1,627,351    1,343,611   2,944,314     2,459,574
    Salaries, wages, and other 2,074,753    1,662,861   4,001,640     3,196,035
    Other operating expenses   1,760,115    1,485,001   3,204,576     2,820,021
                              -----------  ----------  ----------    ----------
     Total operating expenses 35,799,187   31,083,132  66,229,296    59,108,300
                              -----------  ----------  ----------    ----------
OPERATING INCOME                 175,653      626,264     475,597     1,153,623
                              -----------  ----------  ----------    ----------
NON-OPERATION INCOME (EXPENSE)
     Interest income                   0        3,688       4,469         7,359
     Interest (expense)         (100,332)    (138,267    (197,025)     (267,984)
     Other income                 62,178       79,849      116,451      195,935
                              -----------   ----------  ----------   ----------
      Total non-operating
        (expense)                (38,154)     (54,730)    (76,105)      (64,690)
                               -----------  ----------  ----------   ----------
NET INCOME BEFORE
     MINORITY INTEREST       $   137,499    $ 571,534  $  399,492   $ 1,088,933
Minority Interest Expense        (37,616)     (31,374)    (67,670)      (61,690)
                               -----------  ----------  ----------    ----------
NET INCOME                   $    99,883    $  540,160 $  331,822   $ 1,027,243

Basic Net Income                   $0.01         $0.05      $0.03         $0.09
Per Common Share

Diluted Net Income                 $0.01         $0.04      $0.03         $0.08
Per Common Share

WEIGHTED AVERAGE
 SHARES OUTSTANDING -         11,618,224    11,618,224  11,618,224   11,618,224
  BASIC


WEIGHTED AVERAGE
 SHARES OUTSTANDING -         11,946,664    11,740,505  11,934,339   11,740,505
  DILUTED

The accompanying notes are an integral part of the consolidated financial statements.





                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004








Total
                                  Common     Common  Accumulated   Shareholders'
                                  Shares     Stock     Deficit________ Equity
Balance, December 31, 2003      11,618,224  $42,227,725  $(38,818,225) 3,409,500

Minority interest in subsidiary          0       22,012             0     22,012

Grant of restricted common stock         0       62,857             0     62,857

Net income for the six months ended
  June 30, 2004                          0            0       331,822    331,822

Balance, June 30, 2004         11,618,224  $42,312,594  $(38,486,403) $3,826,191


The accompanying notes are in integral part of the consolidated financial statements.
























                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)

                                                     Six Months Ended June 30,
                                                          2004         2003
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               331,822     1,027,243
Adjustments to reconcile net income to net
cash (used in)provided by operating activities
  Depreciation and amortization                          158,111      153,491
  Gain on disposal of assets                                           (3,733)
  Compensation Expense resulting from
   issuance of restricted stock                           62,857       31,500
  Compensation Expense resulting from
   issuance of equity in subsidiary                       50,000       75,000
  Provision for bad debts                                253,000      346,281
  Minority interest expense                               67,670       61,690
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (2,571,830)  (1,598,401)
    Other receivables                                   (160,261)      87,248
    Prepaid expenses and other current assets           (203,618)     (46,879)
    Accounts payable                                     836,508      527,646
    Accrued expenses                                     (24,892)     (74,158)
    Accrued interest                                      63,790       76,809
    Insurance and claims                                 390,121     (289,642)
    Accrued compensation                                 175,858      (56,485)
    Fuel and other taxes payable                         193,679        5,187
                                                       ---------     --------
  Net cash (used in)provided by operating activities    (377,185)     322,797
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (116,654)    (117,805)
  Proceeds from sales of fixed assets                     32,500        5,000
                                                        --------    ---------
  Net cash used in investing activities                  (84,154)    (112,805)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                    553,695      463,171
  Principal borrowings (payments) on long-term debt       62,172     (255,610)
  Repayments of shareholder loans                              0     (300,000)
  Distributions to minority interest                    (154,528)    (117,553)
                                                       ---------    ---------
  Net cash provided by (used in) financing activities    461,339     (209,992)
                                                       ---------    ---------
NET DECREASE IN CASH                                           0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $133,235     $191,176
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2004 and the consolidated statements of income, shareholders' equity and cash flows for the three and six month periods ended June 30, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2003, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

2. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                      Three Months Ended        Six Months Ended

Numerator                            2004         2003        2004       2003
       Net income                 $  99,884   $ 540,160  $  331,823  $1,027,243
       Dividends on preferred shares      0           0           0           0
                                  ----------  ----------  ----------  ----------
 Net income available to common
      shareholders for basic EPS     99,884     540,160     331,823   1,027,243

 Net income attributable to
      unvested minority interest
      shares in subsidiary          (10,009)    (28,124)    (19,260)    (68,545)
                                -----------  -----------  -----------  ---------
  Net income available to common
      shareholders for diluted EPS   89,875     512,036     312,563     958,698

Denominator
      Weighted average common shares
      outstanding for basic EPS  11,618,224  11,618,224   11,618,224  11,618,224

      Effect of diluted securities
      Unvested restricted stock
      granted to employees          328,440     122,281      316,115     122,281

      Weighted average shares
      Outstanding for
      diluted EPS                11,946,664  11,740,505   11,934,339  11,740,505

3. BANK LINE OF CREDIT

    The Company has a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $4.6 million at June 30, 2004. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At June 30, 2004, the interest rate on this line of credit was at prime less .25% (3.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2004 the outstanding borrowings on this line of credit were $5.4 million.

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

4. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of Carolina National Transportation, ("Carolina") a subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following the year in which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002 and received an additional 15% at December 31, 2003. These employees will receive an additional 10% ownership interest at December 31, 2004. As a result of this agreement, the Company incurred compensation expense of $50,000 and $37,500 for the six months ended June 30, 2004 and 2003, respectively. The excess of the fair value of the Carolina common stock issued over the value of this common stock is reflected as a credit to common stock. The Company also recognized minority interest expense (relating to the employees' portion of Carolina's net income) of $37,616 and $31,374 for the three months ended June 30, 2004 and 2003, respectively, and $67,670 and $61,690 for the six months ended June 30, 2004 and 2003, respectively. Carolina paid dividends of $154,528 and $117,553 to the minority shareholders in fiscal 2004 and 2003, respectively.

5. LEGAL PROCEEDINGS

   The Company is involved in various other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.




6. STOCK COMPENSATION

    In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. As a result, the Company will incur approximately $220,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) over the vesting period of this grant. These shares of common stock vest on December 31, 2004. The Company recognized compensation expense related to these stock grants of $31,427 and $31,500 for the three months ended June 30, 2004 and 2003, respectively, and $62,857 and $31, 500 for the six months ended June 30, 2004 and 2003, respectively.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June 30, 2004 and 2003 and in the Company's Form 10-K for its fiscal year ended December 31, 2003, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Six months ended June 30, 2004 Compared to the six months ended June 30, 2003

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2004 and June 30, 2003:

                                                       2004     2003
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.7     74.1
    Commissions                                        10.4      9.9
    Insurance and claims                                4.4      4.1
    Salaries, wages and other                           6.0      5.3
    Other operating expenses                            4.8      4.7
                                                     -------   ------
     Total operating expenses                          99.3     98.1
                                                      ------   ------
Operating income                                        0.7      1.9

    The Company's operating revenues increased to $66.7 million for the six months ended June 30, 2004 from $60.3 million for the same period in 2003. This is an increase of 10.7%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.)and Keystone Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 73.7% of revenue for the six months ended June 30, 2004 from 74.1% for the six months ended June 30, 2003. The slight decrease was partially offset by the slight increase in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 10.4% of revenue for the six months ended June 30, 2004 from 9.9% of revenue for the six months ended June 30, 2003. As previously described, the slight increase of 0.5% of revenue was partially offset by the decrease in purchased transportation. In total, purchased transportation and commissions were 84.1% of revenue in 2004 compared to 84% of revenue in 2003.

    Insurance and claims increased to 4.4% of revenue for the six months ended June 30, 2004 from 4.1% of revenue for the six months ended June 30, 2003. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.3% of revenue can be attributed to the increase in claims incurred by certain operations of the Company.

    Salaries, wages, and fringe benefits were 6.0% of revenue for the six months ended June 30, 2004 compared to 5.3% of revenue for the six months ended June 30, 2003. This increase of 0.7% can primarily be attributed to the additional personnel hired to accommodate the growth of expanding terminals that have not yet begun to produce at their full revenue potential.

    Other operating expenses as a percentage of revenue increased slightly to 4.8% of revenue for the six months ended June 30, 2004 from 4.7% for the six months ended June 30, 2003. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations.

    Based on the changes in revenue and expenses described above, operating income decreased by $678,026. Operating income for the six months ended June 30, 2004 was $475,597 compared to $1,153,623 for the six months ended June 30, 2003.











Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Interest expense decreased by $70,959 in 2004. Interest expense for the six months ended June 30, 2004 was $197,025 compared to interest expense of $267,984 for the six months ended June 30, 2003. This decrease in interest expense is primarily attributable to a decrease in the amount outstanding on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .5%. At June 30, 2004, the interest rate charged on the loan with US Bank was prime less .25% (3.75%). At June 30, 2003 the interest rate charged on the loan with US Bank was 4.0%.

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees. Non-operating (income) expense, exclusive of interest expense, was ($120,920) for the six months ended June 30, 2004 versus ($203,294) for the six months ended June 30, 2003. This is a decrease of $82,374 and is primarily attributable to a decrease in storage fee income associated with one of the Company's divisions located in Laredo, Texas.

    Minority interest expense of $67,670 and $61,690 for the six months ended June 30, 2004 and 2003, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 4 to condensed consolidated financial statements).

    As a result of the factors described above, net income for the six months ended June 30, 2004 was $331,822 compared with $1,027,243 for the same period in 2003.

Three months ended June 30, 2004 compared to the three months ended June 31, 2003.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2004 and June 30, 2003:

                                                       2004     2003
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.8     73.9
    Commissions                                        10.5     10.0
    Insurance and claims                                4.5      4.2
    Salaries, wages and fringe benefits                 5.8      5.2
    Other operating expenses                            4.9      4.7
                                                     -------   ------
     Total operating expenses                          99.5     98.0
                                                      ------   ------
Operating income                                        0.5      2.0


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    The Company's operating revenues increased to $36.0 million for the three months ended June 30, 2004 from $31.7 million for the same period in 2003. This is an increase of 13.5%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and Keystone Logistics, Inc. The growth of these subsidiaries is attributable to both the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 73.8% of revenue for the three months ended June 30, 2004 from 73.9% for the three months ended June 30, 2003. The slight decrease was partially offset by the slight increase in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 10.5% of revenue for the three months ended June 30, 2004 from 10.0% of revenue for the three months ended June 30, 2003. As previously described, the slight increase in commissions of 0.5% of revenue was partially offset by the decrease in purchased transportation.

    Insurance and claims increased to 4.5% of revenue for the three months ended June 30, 2004 from 4.2% of revenue for the three months ended June 30, 2003. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.3% of revenue can be attributed to the increase in claims incurred by certain operations of the Company.

    Salaries, wages, and fringe benefits were 5.8% of revenue for the three months ended June 30, 2004 compared to 5.2% of revenue for the three months ended June 30, 2003. This increase of 0.6% can primarily be attributed to the additional personnel hired to accommodate the growth of expanding terminals.

    Other operating expenses as a percentage of revenue increased slightly to 4.9% for the three months ended June 30, 2004 from 4.7% for the same period in 2003. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations.

    Based on the changes in revenue and expenses described above, operating income decreased by $450,611. Operating income for the three months ended June 30, 2004 was $175,653 compared to $626,264 for the three months ended June 30, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Interest expense decreased by $37,935, from $100,332 for the three months ended June 30, 2004 to $138,267 for the three months ended June 30, 2003. This decrease in interest expense is primarily attributable to a decrease in the amount outstanding on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .5%. At June 30, 2004, the interest rate charged on the loan with US Bank was 3.75%. At June 30, 2003 the interest rate on this loan was 4.00%.

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees. Non-operating (income) expense, exclusive of interest expense, was ($62,178) for the three months ended June 30, 2004 versus ($83,537) for the three months ended June 30, 2003. The decrease is partially attributed to a decrease in storage fee income associated with one of the Company's divisions located in Laredo, Texas.

    Minority interest expense of $37,616 and $31,374 for the three months ended June 30, 2004 and 2003, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 4 to condensed consolidated financial statements).

    As a result of the factors described above, net income for the three months ended June 30, 2004 was $99,883 compared with $540,160 for the same period in 2003.

Liquidity and Capital Resources

    Net cash (used in) provided by operating activities decreased ($0.7 million) from $322,797 for the six months ended June 30, 2003 to ($377,185) for the six months ended June 30, 2004. Cash used in operating activities for the first six months of 2004 can be attributed to an increase in accounts receivable of $2,571,830 due to a new agent at the Cam Transport, Inc. office and increased revenue at Keystone Logistics, Inc., and an increase of prepaid expenses of $203,618. This is somewhat offset by increases in accounts payable due in part to increased volume associated with the expansion of the Patriot Office, insurance and claims payable, accrued compensation, and fuel and other taxes payable.

    Net cash used in investing activities was $84,154 for the six months ended June 30, 2004 compared to $112,805 for the six months ended June 30, 2003. Net cash used in investing activities decreased due to the increase in proceeds from sales of fixed assets.

    Net cash provided by (used in) financing activities increased $671,331 from ($209,992) for the six months ended June 30, 2003 to $461,339 for the six months ended June 30, 2004. The cash provided by financing activities for 2004 is primarily due to increased borrowings under the line of credit.

    Effective October 1, 2003, the Company's Lender agreed to amend the existing bank agreement to increase the Company's revolving line of credit from $8.5 million to $10.0 million. The maturity date of the Company's revolving line of credit was also extended from October 1, 2003 to October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At June 30, 2004, the interest rate on

Liquidity and Capital Resources (Continued)

this line of credit was at prime less .25% (3.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Unused availability under this line of credit was approximately $4.6 million at June 30, 2004. The Chief Executive Officer and Chief Financial Officer of the Company guarantee borrowings of up to $1 million. At June 30, 2004, the outstanding borrowings on this line of credit were $5.4 million.

    The Company is dependent upon the funds available under its line of credit agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis.

    The Company also has two additional equipment loans with its primary lender used to fund equipment purchases. The outstanding balances on these loans bear interest at the prime rate in effect less 0.25% per annum (3.75% at June 30, 2004) based on certain financial covenants. The principal balance of these equipment loans is payable based on a five-year amortization of the outstanding balances. The outstanding balances under these equipment loans totaled $377,965 at June 30, 2004. These loans mature in October 2005.

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








Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate in affect less .50% annum (at June 30, 2004 the rate was 3.75%). The interest rate is based on certain financial covenants and may range from prime to prime less .5%. In addition, the company has certain equipment lines-of-credit which bear interest at the prime rate less .25% annum (at June 30, 2004 the rate was 3.75%). The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

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

    The Company has approximately $61,000 of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2004.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has an investment of $126,461 with the provider. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership.

    The Company exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of June 30, 2004 and for the three months ended June 30, 2004 and 2003. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the six months ended June 30, 2004 and 2003.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for six months ended June 30, 2004 or 2003. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2003, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.

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



Certain Relationships and Related Transactions (Continued)

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.9 million at June 30, 2004. In addition, the Company had approximately $1.0 million of accrued interest due under these notes payable.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at June 30, 2004 includes $559,739 due from or guaranteed by these companies.

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

     (c) Disclosure controls and procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriated to allow timely decisions regarding required disclosure.

















Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

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


August 16, 2004