Form 10-Q
period 2004-09-30
US 1 INDUSTRIES INC
filed 2004-11-15
CIK 351498

FORM 10-Q


       ________________________________________________


       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                       QUARTERLY REPORT
              PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 2004.

                Commission File No.  1-8129.


                     US 1 INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)


          Indiana                                            95-3585609
________________________                  ___________________________________

(State of Incorporation)                  (I.R.S. Employer Identification No.)



   1000 Colfax, Gary, Indiana                                   46406
_______________________________________                       __________
(Address of principal executive offices)                      (Zip Code)

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


As of November 10, 2004, there were 11,618,224 shares of registrant's common stock outstanding.









                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                 September 30,   December 31,
                                                      2004          2003
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $         0
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,035,000 and $844,000
    respectively                                   21,142,506    17,910,027
Other receivables, including receivables due
   from affiliated entities of $169,988 and

   $51,000, respectively                            1,341,601     1,254,243
Prepaid expenses and other current assets             584,523       289,776
Current deferred tax asset	   		      600,000	    600,000
                                                   -----------   ----------
      Total current assets                         23,668,630    20,054,046

FIXED ASSETS:
   Equipment                                        1,667,678     1,765,979
   Less accumulated depreciation and amortization    (916,911)     (794,676)
                                                   -----------   ----------
      Net fixed assets                                750,767       971,303
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset			      600,000  	    600,000
Other Assets                                          397,745       397,745
                                                   -----------  -----------
TOTAL ASSETS                                      $25,471,142   $22,077,094
                                                   ===========  ===========




The accompanying notes are an integral part of the consolidated financial statements.






                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 September 30,   December 31,
                                                      2004           2003
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 4,835,880    $ 4,884,758
   Current portion of long-term debt                  93,092        194,911
   Accounts payable                                8,668,455      7,009,625
   Accrued expenses                                  471,917        377,475
   Insurance and claims                            1,203,235        788,954
   Accrued compensation                              370,430         47,863
   Accrued interest                                1,237,257      1,134,787
   Fuel and other taxes payable                      297,401         28,138
   Accrued legal settlement                          700,000        700,000
                                                 -----------   ------------
      Total current liabilities                   17,877,667     15,166,511
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      2,889,708      3,176,156

MINORITY INTEREST                                    327,622        324,927

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 11,618,224 shares outstanding   42,354,581     42,227,725
    as of September 30, 2004 and December 31, 2003.

   Accumulated deficit                           (37,978,436)   (38,818,225)
                                                 -----------     -----------
   Total shareholders' equity                      4,376,145      3,409,500
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 25,471,142   $ 22,077,094
                                                 ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

















                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                  Three Months Ended       Nine Months Ended
                                  2004          2003       2004        2003

OPERATING REVENUES            $36,994,175 $30,877,231  $103,699,068 $91,139,154
                              -----------  ----------   -----------  ----------

OPERATING EXPENSES:
    Purchased transportation   27,322,930   22,798,317   76,491,027  67,460,639
    Commissions                 3,527,479    3,238,736   10,438,148   9,209,084
    Insurance and claims        1,485,184    1,418,498    4,429,498   3,878,072
    Salaries, wages, and
    other                       2,229,806    1,656,723    6,231,446   4,852,758
    Other operating expenses    1,850,427    1,440,921    5,055,003   4,260,946
                              -----------   ----------   ----------  ----------
     Total operating
      expenses                 36,415,826   30,553,195  102,645,122  89,661,499
                              -----------   ----------   ----------  ----------
OPERATING INCOME                  578,349      324,036    1,053,946   1,477,655
                              -----------   ----------   ----------  ----------
NON-OPERATION INCOME (EXPENSE)
     Interest income               11,036        6,802       15,505      14,161
     Interest (expense)          (134,314)    (120,753)    (331,339)   (388,737)
     Other income                 100,020       67,347      216,471     263,288
                              -----------   ----------   ----------  ----------
      Total non-operating
(expense)                         (23,258)     (46,604)    (99,363)    (111,288)
                              -----------    ----------   ----------  ----------
NET INCOME BEFORE
 MINORITY INTEREST            $   555,091    $ 277,432  $  954,583  $ 1,366,367
Minority Interest Expense         (47,124)     (39,056)   (114,794)    (100,746)
                               -----------   ----------  ----------   ----------
NET INCOME                    $   507,967    $  238,376 $  839,789  $ 1,265,621

Basic Net Income                    $0.04         $0.02      $0.07        $0.11
 Per Common Share
Diluted Net Income                  $0.04         $0.02      $0.07        $0.10
Per Common Share

WEIGHTED AVERAGE SHARES
  OUTSTANDING -                11,618,224    11,618,224  11,618,224   11,618,224
  BASIC
WEIGHTED AVERAGE
SHARES OUTSTANDING -            11,969,793   12,018,224  11,946,157   11,914,195
  DILUTED

The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004



                                                                      Total
                               Common      Common    Accumulated   Shareholders'
                               Shares      Stock       Deficit        Equity
                              -------------------------------------------------


Balance, December 31, 2003    $11,618,224  $42,227,725 $(38,818,225) $3,409,500

Minority interest in subsidiary         0       32,570            0      32,570

Grant of restricted common stock        0       94,286            0      94,286

Net income for the nine months ended
  September 30, 2004                    0            0      839,789     839,789

Balance, September 30, 2004    11,618,224  $42,354,581 $(37,978,436) $4,376,145

The accompanying notes are in integral part of the consolidated financial statements.






























                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 (UNAUDITED)

                                               Nine Months Ended September 30,
                                                          2004         2003
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               839,789     1,265,621
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                          245,309      230,531
  Gain on disposal of assets                             (50,235)           0
  Compensation Expense resulting from
   issuance of restricted stock                           94,286       62,857
  Compensation Expense resulting from
   issuance of equity in subsidiary                       75,000      112,500
  Provision for bad debts                                503,503      531,030
  Minority interest expense                              114,794      100,746
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (3,735,982)  (2,225,813)
    Other receivables                                    (87,358)         826
    Prepaid expenses and other current assets           (294,747)      29,082
    Other assets                                               0       (1,218)
    Accounts payable                                   1,658,830    1,167,731
    Accrued expenses                                      94,442      (46,992)
    Accrued interest                                     102,470      102,636
    Insurance and claims                                 414,281     (204,758)
    Accrued compensation                                 322,567          377
    Fuel and other taxes payable                         269,263        3,690
                                                       ---------     --------
  Net cash provided by operating activities              566,212    1,128,846
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (110,988)    (151,086)
  Proceeds from sales of fixed assets                    136,450       15,712
                                                        --------    ---------
  Net cash provided by (used in)investing activities      25,462     (135,374)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                    (48,878)     (23,056)
  Principal payments on long-term debt                  (388,267)    (397,062)
  Repayments of shareholder loans                              0     (455,801)
  Distributions to minority interest                    (154,529)    (117,553)
                                                       ---------    ---------
  Net cash used in financing activities                 (591,674)    (993,472)
                                                       ---------    ---------
NET DECREASE IN CASH                                           0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $228,000     $286,000
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2004 and the consolidated statements of income, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2003, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

2. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                   Three Months Ended         Nine Months Ended
Numerator                         2004          2003         2004         2003
  Net income                  $ 507,967     $ 238,376  $   839,789   $1,265,621
  Dividends on preferred shared       0             0            0            0
                              ----------    ----------   ----------   ----------
  Net income available
  to common shareholders
  for basic EPS                 507,967       238,376      839,789    1,265,621
  Net income attributable to unvested
  minority interest shares in
  subsidiary                    (11,376)       (4,790)     (30,636)    (52,772)
                              -----------   -----------  -----------  ----------
  Net income available to common
  shareholders for diluted EPS   496,591       233,586      809,153   1,212,849

Denominator
  Weighted average common shares
  outstanding for
  basic EPS                   11,618,224    11,618,224   11,618,224  11,618,224
  Effect of diluted securities
  Unvested restricted stock granted
  to employees                   351,569       400,000      327,933     295,971
                              ________________________________________________
  Weighted average shares
  outstanding for diluted
  EPS                         11,969,793    12,018,224  11,946,157   11,914,195

3. BANK LINE OF CREDIT

    The Company has a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $5.2 million at September 30, 2004. The interest rate is based upon certain financial covenants and may range from prime to prime less ..50%. At September 30, 2004, the interest rate on this line of credit was at prime (4.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2004 the outstanding borrowings on this line of credit were $4.8 million.

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

    In October 2003, the Company's lender granted it a $500,000 new equipment line of credit. Although the Company has not utilized this new equipment line of credit, the interest rate will range from prime to prime less 0.50% per annum based on certain financial covenants. This new equipment line of credit matures October 1, 2005. At the end of September 30, 2004 the balance on this new equipment line of credit was $0.

4. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of Carolina National Transportation, ("Carolina") a subsidiary of the Company, in which these employees will earn up to a 40% ownership interest in Carolina over a three year period, beginning in the year following the year in which Carolina achieves positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company will incur total compensation expense of $400,000 over the three-year vesting period. These employees received 15% ownership in Carolina at December 31, 2002 and received an additional 15% at December 31, 2003. These employees will receive an additional 10% ownership interest at December 31, 2004. As a result of this agreement, the Company incurred compensation expense of $75,000 and $112,500 for the nine months ended September 30, 2004 and 2003, respectively. The excess of the fair value of the Carolina common stock issued over the value of this common stock is reflected as a credit to common stock. The Company also recognized minority interest expense (relating to the employees' portion of Carolina's net income) of $47,124 and $39,056 for the three months ended September 30, 2004 and 2003, respectively, and $114,794 and $100,746 for the nine months ended September 30, 2004 and 2003, respectively. Carolina paid dividends of $154,528 and $117,553 to the minority shareholders in fiscal 2004 and 2003, respectively.

5. LEGAL PROCEEDINGS

   The Company is involved in various other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.


6. STOCK COMPENSATION

    In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. As a result, the Company will incur approximately $220,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) over the vesting period of this grant. These shares of common stock vest on December 31, 2004. The Company recognized compensation expense related to these stock grants of $31,429 for both the three months ended September 30, 2004 and 2003, respectively, and $94,286 and $62,857 for the nine months ended September 30, 2004 and 2003, respectively.


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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2004 and 2003 and in the Company's Form 10-K for its fiscal year ended December 31, 2003, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Nine months ended September 30, 2004 Compared to the nine months ended September 30, 2003

The following table sets forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2004 and September 30, 2003:

                                                       2004     2003
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.8     74.0
    Commissions                                        10.0     10.1
    Insurance and claims                                4.3      4.3
    Salaries, wages and other                           6.0      5.3
    Other operating expenses                            4.9      4.7
                                                     -------   ------
     Total operating expenses                          99.0     98.4
                                                      ------   ------
Operating income                                        1.0      1.6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    The Company's operating revenues increased to $103.7 million for the nine months ended September 30, 2004 from $91.1 million for the same period in 2003. This is an increase of 13.8%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.)and Keystone Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 73.8% of revenue for the nine months ended September 30, 2004 from 74.0% for the nine months ended September 30, 2003. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.


    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions decreased slightly to 10.0% of revenue for the nine months ended September 30, 2004 from 10.1% of revenue for the nine months ended September 30, 2003. In total, purchased transportation and commissions were 83.8% of revenue in 2004 compared to 84.1% of revenue in 2003. The combined decrease is partly due to the increase of revenue by one of the Company's terminals that utilizes more employees than agents. Agents are paid commissions where as employees are paid wages.

    Insurance and claims remained constant at 4.3% of revenue for the nine months ended September 30, 2004 and September 30, 2003. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

    Salaries, wages, and fringe benefits were 6.0% of revenue for the nine months ended September 30, 2004 compared to 5.3% of revenue for the nine months ended September 30, 2003. This increase of 0.7% can primarily be attributed to the additional personnel hired to accommodate the growth of expanding terminals that have not yet begun to produce at their full revenue potential.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Other operating expenses as a percentage of revenue increased slightly to 4.9% of revenue for the nine months ended September 30, 2004 from 4.7% for the nine months ended September 30, 2003. This increase is primarily due to increased costs associated with the opening of new offices. While not all operating expenses are directly variable with revenue, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations.

    Based on the changes in revenue and expenses described above, operating income decreased by $423,709. Operating income for the nine months ended September 30, 2004 was $1,053,946 compared to $1,477,655 for the nine months ended September 30, 2003.

    Interest expense decreased by $57,398 in 2004. Interest expense for the nine months ended September 30, 2004 was $331,339 compared to interest expense of $388,737 for the nine months ended September 30, 2003.


    This decrease in interest expense is primarily attributable to a decrease in the amount outstanding on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .5%. At September 30, 2004, the interest rate charged on the loan with US Bank was prime (4.75%). At September 30, 2003 the interest rate charged on the loan with US Bank was 4.0%.

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees. Non-operating (income) expense, exclusive of interest expense, was ($231,976) for the nine months ended September 30, 2004 versus ($277,449) for the nine months ended September 30, 2003. This is a decrease of $45,473 and is primarily attributable to a decrease in storage fee income associated with one of the Company's divisions located in Laredo, Texas.

    Minority interest expense of $114,794 and $100,746 for the nine months ended September 30, 2004 and 2003, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 4 to condensed consolidated financial statements).

    As a result of the factors described above, net income for the nine months ended September 30, 2004 was $839,789 compared with $1,265,621 for the same period in 2003.












Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Three months ended September 30, 2004 compared to the three months ended September 30, 2003.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended September 30, 2004 and September 30, 2003:


                                                       2004     2003
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.9     73.8
    Commissions                                         9.5     10.5
    Insurance and claims                                4.0      4.6
    Salaries, wages and fringe benefits                 6.0      5.4
    Other operating expenses                            5.0      4.7
                                                     -------   ------
     Total operating expenses                          98.4     99.0
                                                      ------   ------
Operating income                                        1.6      1.0

    The Company's operating revenues increased to $37.0 million for the three months ended September 30, 2004 from $30.9 million for the same period in 2003. This is an increase of 19.8%. This increase is attributable to the continued growth of Patriot Logistics, Inc.
(f/k/a Keystone Intermodal, Inc.) and Keystone Logistics, Inc. The growth of these subsidiaries is attributable to both the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation increased slightly to 73.9% of revenue for the three months ended September 30, 2004 from 73.8% for the three months ended September 30, 2003. The slight increase was more than offset by the decrease in commissions. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenues.







Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions decreased to 9.5% of revenue for the three months ended September 30, 2004 from 10.5% of revenue for the three months ended September 30, 2003. As previously described, the decrease in commissions of 1.0% of revenue was partially offset by the increase in purchased transportation. In addition, commissions as a percent of revenue have decreased slightly due to the increase of revenue by one of the Company's terminals that utilizes more employees than agents. Agents are paid commissions where as employees are paid wages.

    Insurance and claims decreased to 4.0% of revenue for the three months ended September 30, 2004 from 4.6% of revenue for the three months ended September 30, 2003. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.6% of revenue can be attributed to the decrease in claims incurred by certain operations of the Company.

    Salaries, wages, and fringe benefits were 6.0% of revenue for the three months ended September 30, 2004 compared to 5.4% of revenue for the three months ended September 30, 2003. This increase of 1.6% can partially be attributed to the additional personnel hired to accommodate the growth of expanding terminals.

    Other operating expenses as a percentage of revenue increased slightly to 5.0% for the three months ended September 30, 2004 from 4.7% for the same period in 2003. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations.

    Based on the changes in revenue and expenses described above, operating income increased by $254,313. Operating income for the three months ended September 30, 2004 was $578,349 compared to $324,036 for the three months ended September 30, 2003.

    Interest expense increased by $13,561, from $134,314 for the three months ended September 30, 2004 to $120,753 for the three months ended September 30, 2003. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .5%. At September 30, 2004, the interest rate charged on the loan with US Bank was 4.75%. At September 30, 2003 the interest rate on this loan was 4.00%.

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees as well as gain on disposal of equipment. Non-operating (income) expense, exclusive of interest expense, was ($111,056) for the three months ended September 30, 2004 versus ($74,149) for the three months ended September 30, 2003. The decrease is partially attributed to a decrease in storage fee income associated with one of the Company's divisions located in Laredo, Texas. The decrease in non-operating (income) was offset by a gain on the disposal of equipment of approximately $50,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Minority interest expense of $47,124 and $39,056 for the three months ended September 30, 2004 and 2003, respectively, is the result of an agreement with certain key employees of Carolina National, a wholly owned subsidiary of the Company. Under the terms of this agreement, these employees will earn up to a 40% ownership interest in Carolina over a three-year period (see note 4 to condensed consolidated financial statements).

    As a result of the factors described above, net income for the three months ended September 30, 2004 was $507,967 compared with $238,376 for the same period in 2003.

Liquidity and Capital Resources

    Net cash provided by operating activities decreased 0.6 million from $1,128,846 for the nine months ended September 30, 2003 to $566,212 for the nine months ended September 30, 2004. The decrease in net cash provided by operating activities is attributable to decreased profitability during 2004 combined with increased working capital needs to fund continued growth of the Company. As a result of decreased profitability, cash provided by operations before changes in working capital decreased $0.5 million from $2.3 million at September 30, 2003 to $1.8 million at September 30, 2004. Much of the decreased profitability is due to costs incurred related to the start-up of new locations which are not yet at their full revenue potential. In addition, the Company continues to experience growth and therefore a significant amount of the cash generated from operations is used to fund this growth and the related working capital needs. Cash used to fund these working capital needs increased approximately $0.1 million from $1.2 million for the nine months ended September 30, 2003 to $1.3 million for the nine months ended September 30, 2004 as the impact of increased accounts receivable was only partially offset by increased accounts payable and accrued expenses. Typically, the Company pays independent owner operators and agents in 7 - 15 days. However, the Company's customers typically pay in 30 - 45 days.

    Net cash provided by (used in) investing activities was $25,462 for the nine months ended September 30, 2004 compared to ($135,374) for the nine months ended September 30, 2003. Net cash provided by investing activities increased due to the sale of certain trailers at one of the Company's operations that was closed in 2004.

    Net cash used in financing activities decreased $401,798 from $993,472 for the nine months ended September 30, 2003 to $591,674 for the nine months ended September 30, 2004. The cash used in financing activities for 2004 is primarily due to the principal payments of long-term debts.

    Effective October 1, 2003, the Company's Lender agreed to amend the existing bank agreement to increase the Company's revolving line of credit from $8.5 million to $10.0 million. The maturity date of the Company's revolving line of credit was also extended from October 1, 2003 to October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At September 30, 2004, the interest rate on this line of credit was at prime (4.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Unused availability under this line of credit was approximately $5.2 million at September 30, 2004. The


Liquidity and Capital Resources (Continued)

Chief Executive Officer and Chief Financial Officer of the Company guarantee borrowings of up to $1 million. At September 30, 2004, the outstanding borrowings on this line of credit were $4.8 million.

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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate (at September 30, 2004 the rate was 4.75%). The interest rate is based on certain financial covenants and may range from prime to prime less .5%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.









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

    The Company has approximately $170,000 of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2004.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a Director of the Company and the Company has an investment of $126,461 with the provider. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. The Company exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the nine months ended September 30, 2004 and 2003.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for nine months ended September 30, 2004 or 2003. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2003, the Company accounted for approximately 90% of the total premium revenue of AIFE. At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.

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

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.9 million at September 30, 2004. In addition, the Company had approximately $1.2 million of accrued interest due under these notes payable.

    The Company conducts business with freight companies under the control of a director of the Company. Accounts receivable at September 30, 2004 includes $554,759 due from or guaranteed by these companies.





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

(b)(1)      Reports on Form 8-K

Form 8-K filed on November 11, 2004, furnishing information regarding a waiver the Company was issued from U.S. Bank, National Association ("U.S. Bank") with respect to the Company's financial covenant default of the Maximum Unsubordinated Indebtedness to EBITDA Ratio of 3-to-1 being exceeded for the period ended June 30, 2004.











SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.



Michael E. Kibler
Chief Executive Officer



Harold E. Antonson
Chief Financial Officer

November 15, 2004