Form 10-K
period 2004-12-31
US 1 INDUSTRIES INC
filed 2005-03-24
CIK 351498

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 2004.
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

On March 2, 2005, there were 11,618,224 shares of registrant's common stock outstanding.







On June 30, 2004, there were 11,618,224 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,146,126. For purposes of the forgoing statement, directors, officers and greater than 5% shareholders of the registrant have been assumed to be affiliates.


TABLE OF CONTENTS

PART I

 Item 1.  Description of Business                                     1
 Item 2.  Properties                                                  5
 Item 3.  Legal Proceedings                                           6
 Item 4.  Submission of Matters to a Vote of Security Holders         6

PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters    6
 Item 6.  Selected Financial Data                                     7
 Item 7.  Management's Discussion and Analysis                        8
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk 17
 Item 8   Financial Statements                                       18
 Item 9   Changes in and Disagreements with Accountant's on
           Accounting and Financial Disclosure                       34
 Item 9a. Controls and Procedures                                    35

PART III

 Item 10  Directors and Executive Officers of the Registrant         36
 Item 11  Executive Compensation                                     38
 Item 12  Security Ownership of Certain Beneficial Owners
           and Management                                            39
 Item 13  Certain Relationships and Related Transactions             40
 Item 14  Principal Accounting Fees and Services                     42

PART IV

 Item 15  Exhibits and Financial Statement Schedules                 43

SIGNATURES


















PART 1

Item 1.  Business.

    The registrant, US 1 Industries, Inc. is a holding company that owns subsidiary operating companies most, of which are interstate trucking companies operating in all 48 states. For descriptive purposes herein the registrant, US 1 Industries, Inc may hereinafter be referred to, together with its subsidiaries, as "US 1" or the "Company". The Company's business consists principally of truckload operations, for which the Company obtains a significant percentage of its business through independent agents, who then arrange with independent truckers to haul the freight to the desired destination.

    US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's principal subsidiaries consist of Antler Transport, Inc., Blue and Grey Transport, Inc., Blue and Grey Brokerage, Inc., Carolina National Logistics, Inc., Carolina National Transportation, Inc., Friendly Transport, Inc., Five Star Transport, Inc., Keystone Logistics, Inc., Unity Logistics Inc., Gulf Line Brokerage, Inc., Gulf Line Transportation, Inc., Keystone Lines, Inc., Cam Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc. (f/k/a Keystone Intermodal Services, Inc.), and TC Services, Inc. Most of these subsidiaries operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies. The Company's operating subsidiaries generally maintain separate offices, have their own management teams, officers and directors, and are run independently of the parent and each other.

Operations

    The Company, through its subsidiaries, carries virtually all forms of freight transported by truck, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

    The Company, through its subsidiaries, is primarily a non-asset based business, contracting with independent truckers who generally own the trucks they drive and independent agents who own the terminals from which they operate. The Company pays the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors and the expenses related to the operation of the terminals are the responsibility of the agents. Certain operations of the Company also subcontract ("broker") freight loads to other unaffiliated transportation companies. Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1 Industries' revenues are affected by competition and the state of the economy.

    During 2001, the Company began Keystone Intermodal, which utilizes employees to staff the terminals rather than independent sales agents. During 2002 the Company began Transport Leasing Georgia, which also utilizes employees rather than independent agents. In 2003, the operation formally known as Keystone Intermodal was renamed Patriot Logistics, Inc. These operations accounted for approximately 29% and 23% of the Company's consolidated revenues in 2004 and 2003, respectively.

Marketing and Customers

    The Company, through its subsidiaries, conducts the majority of its business through a network of independent agents who are in regular contact with shippers at the local level. The agents have facilities and personnel to monitor and coordinate shipments and respond to shippers' needs in a timely manner.

    These agents are typically paid a commission of 6% to 10% of the Company's revenues from the agents' trucking operations.

    During 2004, the Company utilized the services of approximately 98 agents. One agent accounted for 10.3%, 11.3%, and 6.9% of the Company's revenue for the years ended December 31, 2004, 2003, and 2002, respectively. Otherwise, no other agent accounted for more than 10% of revenue during any of these years. The Company shipped freight for approximately 1,000 customers in 2004, none of which accounted for more than 10% of the Company's revenues.

Independent Contractors

    The independent contractors (persons who own the trucks) used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear many of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits. These independent contractors are paid 65% to 78% of the charges billed to the customer. The Company requires independent contractors to maintain their equipment to standards established by the U.S Department of Transportation (DOT), and the drivers are subject to qualification and training procedures established by the DOT. The Company is also required to have random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

    At December 31, 2004, the Company, through its subsidiaries, had approximately 78 full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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




Insurance

    The US 1 subsidiary trucking companies purchase liability insurance coverage of up to $1 million per occurrence with a $5,000 deductible for the operation of the trucks. They also buy cargo insurance coverage of up to $1,000,000 per occurrence with up to a $50,000 deductible. The companies also purchase a commercial general liability policy with a limit of $2,000,000 combined single limit and no deductible. The current insurance market is volatile with significant rate changes that could adversely affect the cost and availability of coverage. In addition, the insurance coverage that the companies purchase may, given the recent trend toward exorbitant jury verdicts, not be sufficient to cover losses experienced by the companies, as was the case with a recent verdict against Cam Transport, Inc. See "Item 3. Legal Proceedings."

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2004, 2003 and 2002, cash paid to AIFE for insurance premiums and deductibles was approximately $5,673,000, $5,373,000, and $3,923,000, respectively.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ending December 31, 2002, 2003, and 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2004, 2003 and 2002.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2002, 2003, and 2004. For fiscal 2004, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE paid management fees of $277,000 and $282,000 to AIFC during 2004 and 2003, respectively, which AIFC then paid as dividends to these officers and directors of the Company.

Independent Contractor Status

    From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue

Independent Contractor Status (continued)

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

Regulation

    The Company, through its subsidiaries is a common and contract motor carrier regulated by the DOT and various state agencies. Management does not believe that regulation by the DOT or by the states will have a material effect on the Company's operations. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

    The Company and its subsidiaries are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Environmental Protection Agency (EPA) and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition (except as noted in the Environmental Regulation section below) that would cause compliance with applicable environmental regulations to have a material effect on the Company's earnings or competitive position.

Environmental Regulation

    The Company's subsidiary, TC Services, Inc. owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the Arizona environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine the extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance in the Company's consolidated financial statements at December 31, 2004 and 2003.




Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

    The statements contained in Item 1 (Description of Business) and Item 7 (Management Discussion and Analysis of Financial Condition and Results of Operation), particularly the statements under "Future Prospects", contain forward-looking statements that are subject to a variety of risks and uncertainties. The Company cautions readers that these risks and uncertainties could cause the Company's actual results in 2005 and beyond to differ materially from those suggested by any forward-looking statements.

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

Item 2.  Properties

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 5,000 square feet on a month-to-month basis for $3,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, AK of approximately 13,250 square feet on a month-to-month basis for $3,216. Both Companies lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.

    In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

                                                        Approximate   Monthly
Subsidiary                              City, State     Square Feet   Lease/Rent      Expiration
Carolina National Transportation,Inc.  Mt. Pleasant, SC     6,280       $ 9,229    June 30, 2011
Keystone Logistics, Inc.               South bend, IN       4,015         2,987    month to month
CAM Transport, Inc.                    Gulfport, MS         3,000         1,600    month to month
Patriot Logistics, Inc                 Atlanta, GA         57,420         1,997    Aug. 31, 2005
Patriot Logistics, Inc                 Houston, TX         33,000         9,000    Dec. 31, 2005
Patriot Logistics, Inc.                Laredo, TX           1,520         1,250    Sept 30, 2005
Patriot Logistics, Inc.                Jacksonville, FL     1,500         5,664    Sept 30, 2007
Patriot Logistics, Inc.                Lathrop, CA          1,000         1,200    month to month
Patriot Logistics, Inc.                Lynwood, CA         18,704         8,416    July 7, 2007
Patriot Logistics, Inc.                Milpitas, CA         1,278         2,275    June 30, 2005
Patriot Logistics, Inc.                Houston, TX          4,050         2,005    Dec. 14, 2007
Transport Leasing, Inc.                Ft. Smith, AK        1,000           350    month to month
Transport Leasing, Inc.                Calhoun, GA      8.4 acres         7,500    July 14, 2007
Patriot Logistics, Inc                 Kansas City, MO        432         1,500    March 1, 2005
Patriot Logistics, Inc                 Charlotte, NC          500         2,500    May 31, 2005
Patriot Logistics, Inc                 Irving, TX           1,196         1,196    month to month
Patriot Logistics, Inc.                Ontario, CA          4,000         5,200    April 16, 2006
Patriot Logistics, Inc.                Ft. Smith, AK       13,250         3,216    month to month
Patriot Logistics, Inc.                Dallas, TX       5.0 acres         4,000    Aug 1, 2006

    Management believes that the Company's leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.


Item 3.  Legal Proceedings

    On March 16, 2005, a jury entered a verdict against a subsidiary of the Company, Cam Transport, Inc. ("CAM") in the amount of $1.7 million in a personal injury case relating to an auto accident which occurred on March 22, 2001 entitled Lina Bennett vs. Toby M. Ridgeway and Cam Transport, Inc. in the Court of Common Pleas of Allendale County, South Carolina. As a result, the Company recorded a charge of $1.7 million related to this litigation for the year-ended December 31, 2004. This amount is included in accrued legal settlements at December 31, 2004.

    CAM maintains auto liability insurance up to a maximum of $1 million per occurrence for litigation related to such accidents. However, CAM's insurer, American Inter-fidelity Exchange, has filed a declaratory judgment action asserting that it is not obligated to provide insurance coverage on this matter. As a result of the uncertainty regarding the insurance coverage for his claim, the expense recorded for this litigation has not been reduced by any expected amounts to be recovered from the insurance company and there is no receivable established at December 31, 2004 for the amount which could possibly be covered under the auto liability policy. As a result, Cam Transport, Inc. does not have sufficient net worth or assets to satisfy the verdict, and substantially all of Cam Transport, Inc.'s assets are pledged to its lender.

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No Matters were submitted to a vote of Security Holders during the fourth quarter of 2004.

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

    Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol "USOO.OB".

    The following table sets forth for the period indicating the high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     Calendar Year                            High                     Low
___________________________________________________________________________
      2004
      First Quarter                          1.25                      .81
      Second Quarter                         1.23                      .71
      Third Quarter                           .84                      .47
      Fourth Quarter                         1.07                      .59


      2003

      First Quarter                           .60                      .42
      Second Quarter                         1.15                      .36
      Third Quarter                          1.45                      .79
      Fourth Quarter                         2.85                      .93

    As of March 2, 2005, there were approximately 3,104 holders of record of Common Stock.

    The Company has not paid and, for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock. The Company's current credit agreement prohibits the payment of dividends.

Item 6. Selected Financial Data

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 have been audited by the Company's registered independent certified public accountants, whose report on such consolidated financial statements is included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         (in thousands, except shares and per share data)
                                     Fiscal Year Ended December 31,
                               2004      2003       2002        2001      2000
STATEMENT OF OPERATIONS DATA:
Operating revenues          $143,313   $121,747   $104,186    $72,068   $48,284
Purchased transportation     105,538     89,699     77,071     55,609    37,627
Commissions                   14,294     12,348	    10,278      6,597     4,344
Other operating costs and
   expenses                   23,425     17,977     14,435      8,051     4,498

Operating income                  56      1,723      2,402      1,811     1,325

Interest expense                 466        493        550        712       623

Minority interest expense         28        155        118          0         0

Income before income taxes       101      1,393      1,684      1,168       802

Income tax (expense)  benefit    (86)         0          0        400       800

Net income                        15      1,393      1,684      1,568     1,602

Net Income available to common
  shares                          15      1,393      2,237      1,465     1,509

Income per common share
  Net Income
        Basic                  $0.00      $0.12      $0.20      $0.14     $0.14
        Diluted                $0.00      $0.11      $0.20      $0.14     $0.14

  Weighted average shares outstanding:
        Basic            11,618,224 11,618,224 11,075,758 10,618,224 10,618,224
        Diluted          11,964,174 11,852,507 11,075,758 10,618,224 10,618,224

BALANCE SHEET DATA:
  Total assets               26,120     22,077     21,444     11,891    11,891
  Long-term debt, including
   current portion            2,890      3,371      4,311      4,660     4,259
  Working capital             5,145      4,888      2,966      2,039     1,720
  Shareholders' equity
    (deficiency)              3,593      3,410      1,857     (  995)   (2,459)

                                              (in thousands)
                                      Fiscal Year Ended December 31,
                               2004        2003        2002      2001       2000

OTHER DATA:
  Cash (used in) provided by
   operating activities             (271)    2,419       831    (1,364)  (2,656)
  Cash provided by (used in)
   investing activities              274      (128)     (157)   (1,210)     (84)
  Cash provided by (used in)
   financing activities               (3)   (2,291)     (996)    2,895    2,740

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses and increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are similarly based on contractually agreed-upon percentages of revenue.

    A majority of the insurance expense is based on a percentage of revenue and, as a result, will increase or decrease, on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the company's operating income. One of the Company's subsidiaries recently had a substantial verdict entered against it. See "Item 3. Legal Proceeding".

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, during 2002, the Company added certain operations, which utilize employees rather than independent agents, which distorts direct comparisons somewhat.











    The following table set forth the percentage relationships of expense items to revenue for the periods indicated:

                                                      Fiscal Years
                                                --------------------------
                                                  2004      2003     2002
                                                 ------    ------   ------
Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       73.6     73.7     74.0
    Commissions                                    10.0     10.1      9.9
    Insurance and claims                            4.2      4.4      4.2
    Litigation judgment                             1.2      0.0      0.0
    Salaries, wages and fringe benefits             6.3      5.6      4.9
    Other operating expenses                        4.6      4.8      4.8
            Total operating expenses               99.9     98.6     97.8
Operating income                                    0.1      1.4      2.2

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

    We record an allowance for doubtful accounts based on (1) specifically identified amounts that we believe to be un-collectable and (2) an additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and (3) our assessment of the general financial conditions affecting our customer base. At December 31, 2004, the allowance for doubtful accounts was $1,023,000 or approximately 4% of total trade accounts receivable. If actual collections experience changes, revisions to our allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, we review the components of other receivables, consisting primarily of advances to drivers and agents, and write off specifically identified amounts that we believe to be un-collectable.

    Revenue for freight is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. We are involved in various litigation matters in the normal course of business.

    Management evaluates the likelihood of a potential loss from the various litigation matters on a quarterly basis. When it is probable that a loss will occur from litigation and the amount of the loss can be reasonably estimated, the loss is recognized in the Company's financial statements. If a potential loss is not determined to be both probable and reasonably estimated, Critical Accounting Policies and Estimates (continued) but there is at least a reasonable possibility that a loss may be incurred, the litigation is not recorded in the Company's financial statements but this litigation is disclosed in the footnotes of the financial statements.

    The Company's subsidiaries carry insurance for auto liability, property damage, and cargo loss and damage through various programs. A significant portion of the Company's liability insurance is obtained from American Inter-Fidelity Exchange ("AIFE"), a related party. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

      AIFE is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability, property damage, and cargo loss and damage insurance coverage to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2004, 2003 and 2002, cash paid to AIFE for insurance premiums and deductibles were approximately $5,673,000, $5,373,000, and $3,923,000, respectively.

      The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2004, 2003 and 2002.

      If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2002, 2003, and Critical Accounting Policies and Estimates (continued)

2004. The Subsidiaries of the Company currently account for the majority of the premiums of AIFE. For fiscal 2004, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2004, the Company's deferred tax asset of approximately $20.4 million consists principally of net operating loss carry-forwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized. The Company has based its estimate of the future utilization of the net operating loss upon its estimate of future taxable income as well as the timing of expiration of the Company's net operating loss carry-forwards. Approximately 86% of the Company's net operating loss carry-forwards will expire in 2005 and 2006, with substantially all of the net operating loss carry forwards expiring by 2010. At December 31, 2004, the valuation allowance for deferred tax assets was approximately $19.2 million. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required.

2004 Compared to 2003

    Revenue for the 2004 fiscal year was $143.3 million, an increase of $21.6 million, or 17.7%, over revenue for the 2003 fiscal year. The increase was attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) and Keystone Logistics, Inc.
The growth of these subsidiaries is primarily attributable to the Addition of new terminals and/or independent agents and independent truckers.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain
relatively consistent as a percentage of revenue.   Purchased transportation
and commissions in total averaged 83.6% of revenue in fiscal 2004 versus 83.8% of revenue in fiscal 2003.

    In late 2001, the Company began a subsidiary motor carrier, Patriot Logistics, Inc. that utilized employees rather than independent agents to monitor and coordinate shipments. The Company added a similar operation in 2002 and these operations continue to grow. Operations using employees rather than independent agents to coordinate shipments were 29% and 23% of consolidated revenue in fiscal 2004 and 2003, respectively. With the continued growth of such operations, a decrease in the average percentage of total commissions and purchased transportation to revenues would be expected, along with an increase in salaries. However, the Company's subsidiaries also continued to add new operations utilizing independent agents, some negotiated with higher purchased transportation and commission percentages, which has offset the expected decrease in the total of purchased transportation and commission as a percentage of revenue.

    Insurance and claims decreased in 2004 to 4.2% of revenue compared to 4.4% of revenue for 2003. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.2% of revenue can be attributed to the decrease of certain operations' claim activity for the year ended December 31, 2004 in comparison to that of the same period for 2003. The Company obtains a significant amount of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 5 to consolidated financial statements).

    Litigation judgment increased $1.7 million in 2004. This increase is the result of a verdict entered on March 16, 2005 against a subsidiary of the Company, Cam Transport, Inc., in the amount of $1.7 million for a personal injury case relating to an auto accident which occurred in March 2001. This case is discussed in detail under Item 3.

    Salaries, wages and fringe benefits were 6.2% of revenue in 2004 and 5.6% in 2003. This increase of 0.6% can primarily be attributed to the addition of personnel hired to accommodate the growth of expanding terminals that have not yet begun to or did not produce at their full revenue potential.

2004 Compared to 2003 (continued)

    Other operating expenses decreased slightly as a percentage of revenue to 4.7% in 2004 from 4.8% in 2003. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company's subsidiaries have expanded by adding new terminals and operations resulting in the addition of new locations resulting in an increase in operating expenses such as rent. Operating expenses increased
$0.8 million from $5.9 million in 2003 to $6.7 million in 2004. The increase is primarily attributable to (1) a $0.73 million increase in operating expense due specifically to the growth of two significant operations, (2) $0.16 million increase in rent expense due to the expansion of locations, (3)$0.06 million increase in bad debt expense, and (4) overall increase in operating expenses at other locations as volume continued to grow during 2004.

    Based on the changes in revenue and expenses discussed above, operating income decreased by $1,667,034 from $1,723,381 in 2003 to $56,347 in 2004.

    Interest expense decreased slightly to $0.47 million in 2004 from $0.49 million in 2003. This decrease in interest expense is primarily attributable to a decrease in the funds the Company borrowed against its line of credit during 2004. The rate on the Company's revolving line of credit is currently based on certain financial covenants and may range from prime to prime less .50%. At December 31, 2004 the Company's interest rate on the loan with its lender was at prime (5.25%).

     Other income includes income from rental property, storage fees, and gain on the sale of fixed assets. Other income increased $.22 million in 2004 from 2003. This increase is due primarily to the gain on the sale of equipment.

    The Company also recognized minority interest expense of $27,748 and $154,529 relating to the minority shareholders' portion of its subsidiary, Carolina National Transportation, Inc., net income for the years ended December 31, 2004 and 2003, respectively. Carolina National Transportation, Inc., is a 60% owned subsidiary of the Company.

    The Company has net operating loss carry-forwards of approximately $50 million at December 31, 2004. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2005 through 2010. Approximately 86% of the Company's net operating loss carry-forwards will expire in 2005 & 2006. At December 31, 2004, the Company has realized a net deferred tax asset of $1,200,000. Based on anticipated future taxable income and anticipated future usage of the net operating loss, the Company believes it is more likely than not that the net deferred tax asset will be realized. Due to the uncertainty of the remaining tax asset, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2004.

    As a result of the factors outlined above, net income in 2004 was $14,522 compared with $1,392,986 in 2003.







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

    In late 2001, the Company began a subsidiary motor carrier, Patriot Logistics, Inc. that utilized employees rather than independent agents to monitor and coordinate shipments. The Company added a similar operation in 2002 and these operations continue to grow. Operations using employees rather than independent agents to coordinate shipments were 23% and 15% of consolidated revenue in fiscal 2003 and 2002, respectively. With the continued growth of such operations, a decrease in the average percentage of total commissions and purchased transportation to revenues would be expected. However, the subsidiaries continued to add new operations utilizing independent agents, some negotiated with higher purchased transportation and commission percentages, which has offset the expected decrease in the total of purchased transportation and commission as a percentage of revenue.

    Insurance and claims increased in 2003 to 4.4% of revenue compared to 4.2% of revenue for 2002. A majority of the subsidiaries insurance expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.2% of revenue can be attributed to the increase of certain operations' liability and cargo insurance rates due to adverse loss experience and the continued increase of insurance rates in today's economy. The subsidiaries obtain a significant amount of their auto liability and cargo insurance from AIFE, an affiliated entity (see Note 5 to consolidated financial statements).

    Salaries, wages and fringe benefits were 5.6% of revenue in 2003 and 4.9% in 2002. This increase of 0.7% can be attributed to (1) the growth of divisions that utilize employees who are paid a salary instead of agents who would be paid commissions, (2) hiring of other sales and management personnel, such as agent recruiters whose work did not benefit the Company sufficiently to offset the cost of their compensation during 2003 and (3) an increase in compensation of the executive officers of the Company.




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

    The Company also recognized minority interest expense of $154,529 and $117,552 relating to the minority shareholders' portion of its subsidiary, Carolina National Transportation, Inc.'s, net income for the years ended December 31, 2003 and 2002, respectively. Carolina National Transportation, Inc. is a 60% owned subsidiary of the company.

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

Liquidity and Capital Resources

    During fiscal 2004, the Company's financial position continued to improve. The Company had shareholders' equity of $3.6 million at December 31, 2004 compared with $3.4 million at December 31, 2003. Working capital at December 31, 2004 was $5.1 million compared to $4.9 million at the end of 2003. This increase in working capital is due to continuing profitability.

    Net cash provided by (used in) operating activities decreased $2,690,254 from $2,419,335 for the year ended December 31, 2003 to ($270,919) for the year ended December 31, 2004. The decrease in net cash provided by operating activities is attributable to an increase in accounts receivable of $4,866,657 due to increased revenue at several of the Company's subsidiaries. This increase is somewhat offset by an increase in accounts payable and accrued expenses of $1,362,471 and an increase in litigation accrual of $1,700,000.

This is due to the fact that the Company's customers typically pay 30-45 days from the invoice date while payment terms to many agents and independent owner operators are typically less than 15 days.

    Net cash provided by (used in) investing activities was $274,470 for the year ended December 31, 2004 compared to ($127,806) for the year ended December 31, 2003. This increase is primarily the result of proceeds from the sale of fixed assets from a subsidiary of the Company closed in the middle of 2004.

    Net cash provided by (used in) financing activities increased $2,287,978 from ($2,291,529) for the year ended December 31, 2003 to ($3,551) for the year ended December 31, 2004. The increase resulted from the increase in the Company's line of credit balance due to the funding needed for the growth of existing terminals. For the year ended December 31, 2003, the Company used cash in financing activities for the repayments of shareholder and equipment loans in the amount of $477,624 and a reduction in the outstanding borrowing under the line of credit of $628,602.

    The Company has a $10 million revolving line-of-credit. The maturity date of the Company's revolving line of credit is October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At December 31, 2004, the interest rate on this line of credit was at prime (5.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Availability under this line of credit was approximately
$4.5 million at December 31, 2004. The Chief Executive Officer and

Liquidity and Capital Resources (continued)
Chief Financial Officer of the Company guarantee borrowings of up to $1.5 million. At December 31, 2004, the outstanding borrowings on this line of credit were $5.5 million.

    The Company is dependent upon the funds available under its line of Credit agreement for liquidity. As long as the Company can fund the equivalent of 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis.

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

    At December 31, 2004, the Company was in violation of certain financial covenants. The Company is currently working with the bank to obtain waivers for these violations. The Company believes it will be able to obtain waivers for these financial covenant violations. In addition, the Company believes it will be able to extend this line-of-credit agreement or obtain similar financing from an alternative source prior to the maturity date of this line of credit in October 2005. The balance outstanding under this line-of-credit agreement is classified as a current liability at December 31, 2004.

    The Company also has approximately $2.9 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the lender of the revolving credit facility and matures on October 10, 2006. Repayment of the subordinate debt would require approval from the lender of the revolving credit facility.
The subordinated debt has historically been extended prior to maturity.

The following is a table of our contractual obligations and other commercial commitments as of December 31, 2004:
                                        Less than    2-3        4-5     After
                          Total         1 year       Years      Years   5 years
Contractual Obligations
Revolving Line of Credit  5,513,360   5,513,360
Long-Term Debt            2,889,708           0    2,889,708
Operating Leases          1,790,037     667,875      734,553    221,491  166,118
Total Contractual
  Obligations            10,193,105   6,181,235    3,624,261    221,491  166,118
(payments include principal only)
The Company does not have any long-term purchase commitments as of December
31, 2004.

Environmental Liabilities

    Neither the Company nor its subsidiaries is a party to any Super-fund litigation and does not have any known environmental claims against it except for the one property owned by its subsidiary TC Services, Inc. where soil contamination problems existed or are known to exist currently. The Company has conducted a preliminary evaluation of its potential liability at this site and believes that it has reserved appropriately for remediation of the site or that the fair market value of the property exceeds its net book value by an Environmental Liabilities (continued)

amount in excess of any remediation cost. There can be no assurance, however, that the cost of remediation would not exceed the expected amounts. The Company continues to monitor soil contamination and may be required to remediate the property in the near future.

Inflation

    Changes in freight rates charged by the Company to their customers are generally reflected in the cost of purchased transportation and commissions paid by the subsidiaries to independent contractors and agents, respectively. Therefore, management believes that future-operating results will be affected primarily by changes in the volume of business. Rising fuel prices are generally offset by a fuel surcharge they pass onto their customers. However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates, cost of purchased transportation, as well as fuel prices may fluctuate, affecting the Company's consolidated profitability.

Recently Issued Accounting Standards

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in the third quarter of fiscal 2005. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined the impact that this Statement will have on our results of operations or financial position.

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors
(if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties.
 In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for VIEs held prior to February 1, 2003. The Company has not acquired an interest in any VIEs subsequent to January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE).

Recently Issued Accounting Standards (continued)

    The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company has evaluated American Inter-Fidelity Exchange ("AIFE"), a reciprocal insurance company, to determine if this entity qualifies as a VIE.

    AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities some of which are related to the Company by common ownership. AIFE currently receives a majority of its premiums from the Company's subsidiaries. Management has determined that AIFE does not qualify as a VIE and as a result the adoption of FIN 46R did not have a material impact on our consolidated financial statements. However, the Company will continue to evaluate its relationship with AIFE upon any change in circumstances to evaluate the applicability of FIN 46R and other accounting guidance on consolidation.

Off-Balance Sheet Arrangements

    The Company's subsidiaries obtain the majority of their auto liability and cargo insurance from AIFE. For the years ended December 31, 2004, 2003, and 2002, cash paid to AIFE for insurance premiums and deductibles was approximately $5,673,000, $5,372,000, and $3,923,000, respectively. If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2004, 2003, and 2002, respectively. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2004, the Subsidiaries of the Company account for approximately 85% of the total premium revenue of AIFE.

At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.

The Company has no other off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to the impact of interest rate changes. The Company has a $10 million line of credit with a variable interest rate, which may ranges from prime (5.25% at December 31, 2004) to prime less .50%. At December 31, 2004, the interest rate on this line of credit was at prime. The outstanding balance on this line of credit at December 31, 2004 was $5.5 million. The Company also has approximately $2.9 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control which bears interest at prime plus 1.0%. Based on the Company's outstanding borrowings at December 31, 2004, a 1% increase in the prime rate would result in approximately $84,000 of additional interest expense annually.












Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of US 1 Industries, Inc.
Gary, Indiana

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004.
We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.







BDO Seidman, LLP
Chicago, Illinois
March 9, 2005, except for Note 12,
	which is as of March 16, 2005








                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

ASSETS

                                                       2004	        2003
CURRENT ASSETS:
 Accounts receivable-trade, including
    receivables due from affiliated entities of
    $395,000 and $882,000, respectively and
    less allowance for doubtful accounts of
    $1,023,000 and $844,000 respectively           $22,051,059  $17,910,027
Other receivables, including receivables due
    from affiliated entities of $175,000 and
    $51,000 in 2004 and 2003, respectively           1,362,631    1,254,243
 Prepaid expenses and other current assets             513,069      289,776
 Current deferred tax asset                            600,000      600,000
                                                   ------------  ----------
      Total current assets                          24,526,759   20,054,046
FIXED ASSETS:
   Equipment                                         1,315,233    1,765,979
   Less accumulated depreciation and amortization     (768,821)    (794,676)
                                                   ------------  ----------
      Net fixed assets                                 546,412      971,303
                                                   ------------  ----------
ASSETS HELD FOR SALE:
   Land                                                195,347      195,347
   Valuation allowance                                (141,347)    (141,347)
                                                  -------------  -----------
      Net assets held for sale                          54,000       54,000
Non-current deferred tax asset                         600,000      600,000
Other assets                                           392,357      397,745
                                                  -------------  -----------
TOTAL ASSETS                                       $26,119,528  $22,077,094
                                                  =============  ===========

The accompanying notes are an integral part of the consolidated financial statements.















                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 2004 AND 2003


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      2004           2003
CURRENT LIABILITIES:
   Revolving line of credit                      $ 5,513,360    $ 4,884,758
   Current portion of long-term debt	                   0        194,911
   Accounts payable                                8,092,664      7,009,625
   Other accrued expenses                            684,068        377,475
   Insurance and claims                            1,341,855        788 954
   Accrued compensation                              296,681         47,863
   Accrued interest                                1,274,510      1,134,787
   Fuel and other taxes payable                       95,467         28,138
   Accrued Legal Settlements                       2,083,333        700,000
                                                 -----------    -----------
      Total current liabilities                   19,381,938     15,166,511
                                                 -----------    -----------
LONG-TERM DEBT(RELATED PARTY),
 LESS CURRENT PORTION                              2,889,708      3,176,153

MINORITY INTEREST                                    254,946        324,927

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
    Common stock, authorized 20,000,000 shares;
    no par value; 11,618,224 shares issued
    and outstanding as of both December 31, 2004
    and December 31, 2003.
                                                  42,396,639     42,227,725
   Accumulated deficit                           (38,803,703)   (38,818,225)
                                                 -----------    -----------
   Total shareholders' equity                      3,592,936      3,409,500
                                                 -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                      $ 26,119,528   $ 22,077,094
                                                 ===========  =============

The accompanying notes are an integral part of the consolidated financial statements.













                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                          2004           2003           2002
OPERATING REVENUES                  $143,312,604   $121,747,394   $104,186,132

OPERATING EXPENSES:
   Purchased transportation          105,537,666     89,698,731     77,070,624
   Commissions                        14,293,663     12,348,082     10,278,481
   Insurance and claims                6,067,748      5,292,548      4,342,330
   Litigation Judgment                 1,700,000              0              0
   Salaries, wages, and other          8,994,178      6,827,806      5,050,396
   Other Operating expenses            6,663,002      5,856,846      5,042,476
            Total operating expenses 143,256,257    120,024,013    101,784,307
OPERATING INCOME                          56,347      1,723,381      2,401,825

NON OPERATING INCOME (EXPENSE):
    Legal Settlement                           0              0       (550,857)
    Interest income                       21,981         15,301         28,937
    Interest expense                    (465,903)      (493,411)      (550,248)
    Other income, net                    516,583        302,244        472,114
      Total non operating income
        (expense)                         72,661       (175,866)      (600,054)

NET INCOME BEFORE MINORITY INTEREST      129,008      1,547,515      1,801,771
    Minority Interest                    (27,748)      (154,529)      (117,552)

NET INCOME BEFORE INCOME TAXES           101,260      1,392,986      1,684,219
    Income Taxes                          86,738              0              0
NET INCOME BEFORE DIVIDENDS               14,522      1,392,986      1,684,219
Dividends on Preferred Shares                  0              0       ( 56,573)
Redemption of Redeemable
    Preferred Stock                            0              0        609,541

NET INCOME AVAILABLE TO COMMON SHARES   $ 14,522    $ 1,392,986    $ 2,237,187

Basic Net Income
Per Common Share                           $0.00          $0.12          $0.20

Diluted Net Income			   $0.00          $0.11          $0.20
Per Common Share

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -BASIC                  11,618,224     11,618,224     11,075,758
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DILUTED	              11,964,174     11,852,507     11,075,758

The accompanying notes are an integral part of the consolidated financial statements.






                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

                              Common Stock          Accumulated

                          Shares         Amount       Deficit        Total
Balance at
 December 31, 2001       10,618,224   $40,844,296  $(41,838,857)   $(994,561)
Cumulative Dividends
 On Preferred Stock                                     (56,573)     (56,573)
Conversion of Redeemable
 Preferred Stock into
 Common Stock             1,000,000     1,159,541                  1,159,541
Minority interest in
 subsidiary (Note 11)                      64,802                     64,802
Net Income                                            1,684,219    1,684,219
Balance at
 December 31, 2002       11,618,224   $42,068,639  $(40,211,211)  $1,857,428
Grant of restricted
 Common Stock (Note 10)                    94,286                     94,286
Minority interest in
 subsidiary (Note 11)                      64,800                     64,800
Net Income                                            1,392,986    1,392,986
Balance at
 December 31, 2003       11,618,224   $42,227,725  $(38,818,225)  $3,409,500
Grant of restricted
 Common Stock (Note 10)                   125,714                    125,714
Minority interest in
 Subsidiary (Note 11)                      43,200                     43,200
Net Income                                               14,522       14,522
Balance at
 December 31, 2004       11,618,224   $42,396,639  $(38,803,703)   3,592,936

The accompanying notes are an integral part of the consolidated financial statements.


















                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2004,2003 AND 2002

                                                2004       2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    14,522   $ 1,392,986  $1,684,219
 Adjustments to reconcile net income to net
  cash provided by(used in) operating activities:
    Depreciation and amortization             316,875       301,303     287,642
    Compensation expense resulting from
     Issuance of equity in subsidiary         100,000       150,000     150,000
    Compensation expense resulting from
     restricted stock grant to officers       125,714        94,286           0
    Provision for bad debt                    726,000       765,000     648,768
    Minority interest                          27,748       154,529     117,552
    (Gain) Loss on disposal of fixed assets  (166,454)       12,575       4,060
    Changes in operating assets and liabilities:
      Accounts receivable-trade            (4,867,032)   (2,206,115) (5,171,298)
      Other receivables                      (108,388)      394,356    (273,764)
      Prepaid expenses and other
       current assets                        (217,905)      227,380      57,228
      Accounts payable                      1,079,304     1,381,716   2,158,243
      Accrued expenses                        306,593       (25,821)    151,437
      Insurance and claims                    552,901      (255,268)    414,426
      Accrued interest                        139,723       125,394      35,355
      Accrued compensation                    248,818       (39,410)      7,728
      Fuel and other taxes payable             67,329       (53,576)       (514)
      Accrued legal settlements             1,383,333             0     560,000
        Net cash (used in) provided by operating
          activities                         (270,919)    2,419,335     831,082

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                   (149,950)   (155,706)    (219,739)
  Proceeds from sale of fixed assets           424,420      27,900       62,655
        Net cash provided by (used in) investing
         activities                            274,470    (127,806)    (157,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments)
   under line of credit                        628,602  (1,233,722)   (647,519)
  Proceeds from long term debt                       0           0     282,216
  Principal payments of long-term debt        (477,624)   (484,453)   (400,754)
  Net repayments of shareholder loans                0    (455,801)   (230,001)
  Distribution to minority interest           (154,529)   (117,553)          0
        Net cash used in
         financing activities                   (3,551) (2,291,529)  (996,058)

NET CHANGE IN CASH                                   0           0   (322,060)

CASH, BEGINNING OF YEAR                              0           0    322,060
CASH, END OF YEAR                             $      0    $      0    $      0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest          $326,180    $469,050    $574,361


                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002



The Company recorded $56,573 in 2002 for dividends on preferred stock.

    On July 18, 2002, the Company redeemed all of the outstanding Series A redeemable preferred stock (1,094,224 shares) plus all accrued dividends through the issuance of 1,000,000 shares of the Company's common stock as further discussed in Note 3.

    The Company recognized $100,000, $150,000 and $150,000 of compensation expense for the years ended December 31, 2004, 2003, and 2002, respectively for the issuance of common stock of a subsidiary, which was issued to key employees as further discussed in Note 11.

    The company recognized $125,712 and $94,286 of compensation expense for the years ended December 31, 2004 and 2003 respectively, for restricted stock granted to executives.






































                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004,2003 AND 2002



The accompanying notes are an integral part of the consolidated financial statements.

1.   OPERATIONS

    The Company, through its subsidiaries, is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. One agent accounted for 10.3%, 11.3%, and 6.9% of the Company's revenue for the years ended December 31, 2004, 2003, and 2002 respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Allowance for Doubtful Accounts--The Subsidiaries record an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on percentages of aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

    Long-Lived Assets--The Company assesses the realizability of its long-lived assets in accordance with statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

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



                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Income Taxes--Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

    Earnings Per Common Share--The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share."
The statement required presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. There are 400,000 common stock equivalents at December 31, 2004 and 2003. There were no common stock equivalents at December 31, 2002.

    Business Segments--Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in the third quarter of fiscal 2005. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined the impact that this Statement will have on our results of operations or financial position.

















                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for VIEs held prior to February 1, 2003. The Company has not acquired an interest in any VIEs subsequent to January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company has evaluated American Inter-Fidelity Exchange ("AIFE"), a reciprocal insurance company, to determine if this entity qualifies as a VIE.

    AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities some of which are related to the Company by common ownership. AIFE currently receives a majority of its premiums from the Company's subsidiaries. Management has determined that AIFE does not qualify as a VIE and as a result the adoption of FIN 46R did not have a material impact on our consolidated financial statements. However, the Company will continue to evaluate its relationship with AIFE upon any change in circumstances to evaluate the applicability of FIN 46R and other accounting guidance on consolidation.

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




                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. EARNINGS PER COMMON SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS.

Numerator                                       2004         2003         2002
       Net income                         $    14,550  $ 1,392,986  $ 1,684,219
       Dividends on preferred shares                0            0    (  56,573)
       Redemption of redeemable preferred stock     	                 609,541
                                            ---------   ----------   ----------
 Net income available to common
      shareholders for basic EPS               14,550    1,392,986    2,237,187

 Net income attributable to unvested minority
      interest shares in subsidiary                 0     (51,509)           0
                                             ---------   ----------  ----------
 Net  income available to common
      shareholders for diluted EPS             14,550   1,341,477    2,237,187

Denominator
      Weighted average common shares
      outstanding for basic EPS            11,618,224   11,618,224   11,075,758

      Effect of diluted securities
      Unvested restricted stock granted
      to employees                            345,950      234,283            0
                                           ------------------------------------
     Weighted average shares outstanding
      for diluted EPS                      11,964,174   11,852,507   11,075,758

5.  RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $119,000, $104,000 and $69,000 in 2004, 2003, and 2002, respectively. Also during 2002, the Company earned a management fee of approximately $200,000 for non-recurring management services provided to Eastern Refrigerated Express, Inc., an entity partially owned by the CEO and CFO of the Company. These management fees have been classified as other income in the consolidated statement of income for the year ended December 31, 2002. Accounts receivable due from entities affiliated through common ownership was $175,000 and $51,000 as of December 31, 2004 and 2003, respectively.

      One of the Subsidiaries insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a Director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2004, 2003 and 2002, cash paid to AIFE for insurance premiums and deductibles was approximately $5,673,000, $5,373,000, and $3,923,000, respectively.

               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.  RELATED PARTY TRANSACTIONS (continued)

    The Subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2004, 2003 and 2002.


      If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2004. The Subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2004, the Company thru its subsidiaries accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.

      In addition, the Chief Executive Officer and Chief Financial Officer, as well as a director of the Company, are shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. During 2003, AIFE paid management fees of $282,000 to AIFC which AIFC then paid as dividends totaling $282,000 to these officers and directors of the Company. During 2004, AIFE paid management fees of $277,387 to AIFC which AIFC then paid as dividends totaling $277,387 to these officers and directors of the Company. No such amounts were paid during fiscal 2002.

    In 2004 the company paid consulting fees of $24,000 to one of its directors relating to insurance services. The consulting fee paid for 2003 was $8,000.

    One of the Companies subsidiaries conducts business with freight companies under the control of a director of the Company. Accounts receivable at December 31, 2004 and 2003 include $395,000 and $882,000, due from or guaranteed by these companies.

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




                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. LEASES (continued)

    In addition, the Company's subsidiaries lease office space and land in Mississippi, Texas, South Carolina, Louisiana, Georgia, Missouri, North Carolina, Indiana, California, Arkansas, and Florida under operating leases ranging from one to six years.

    Rent expense under these operating leases was $837,000, $672,000 and $507,000 for the years ended 2004, 2003, and 2002 respectively.

Future commitments under these operating leases are as follows:

                  2005       668,000
                  2006       437,000
                  2007       297,000
                  2008       111,000
                  2009       111,000
                  2010       111,000
                  2011        55,000
                          __________

                          $1,790,000

7. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Availability under this line of credit was $4,486,640 at December 31, 2004. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At December 31, 2004, the interest rate on this line of credit was at prime (5.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. The outstanding borrowings on this line of credit were $5.5 and $4.9 million at December 31, 2004 and 2003, respectively.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At December 31, 2004, the Company was in violation of certain financial covenants. The Company is currently working with its Lender to obtain waivers for these violations. The balance outstanding under this line-of-credit agreement is classified as a current liability at December
31, 2004.






                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



7. BANK LINE OF CREDIT (continued)

    In October 2003, the Company's lender granted them an equipment line of credit in the amount of $500,000. Although the Company has not utilized this equipment line of credit, the interest rate will range from prime to prime less 0.50% per annum based on certain financial covenants. This equipment line of credit expires on October 1, 2005. In March 2005, the Company and its lender agreed to terminate this equipment line of credit. There were no outstanding borrowings under this equipment line of credit from December 31, 2004 through the date of termination.

8. LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 comprises:

                                                         2004           2003

Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 prime + .75%, interest only payments
 required, with principal balance due October 2006.    $2,039,708     $2,039,707


Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75%, interest only payments
 required, principal balance due
 October 2006                                             500,000        500,000

Note payable to August Investment
 Partnership, interest at prime + .75%,
 interest only payments required, principal
 balance due October 2006                                  250,000       250,000

Mortgage note payable to August Investment
 Partnership, interest at prime + .75%, interest
 only payments required, principal balance due
 October 2006                                              100,000       100,000

  Subtotal - related party debt 			$2,889,708    $2,889,707

Equipment loans repaid in 2004                                   0       469,482

Other                                                            0        11,878
                                                        __________     _________
           Total debt                                    2,889,708     3,371,067
            Less current portion                                 0       194,911
            Total long-term debt                       $ 2,889,708    $3,176,156
                                                        ==========     =========




                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



8. LONG-TERM DEBT (continued)

    Interest expense on related party notes was approximately $131,000, $137,000, and $176,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

    The related party notes are subordinate to the lender of the revolving line of credit facility and repayment of this debt would require the lender's approval. Historically this debt has been extended prior to maturity.

Scheduled maturities of the long-term debt at December 31, 2004 are due as follows:

          2005			 $        0
          2006                   $2,889,708
                                 $2,889,708
                                 ==========

9.	INCOME TAXES

The following summary reconcile income taxes at the maximum federal statutory rate with the effective rates for 2004,2003, and 2002
(in thousands):

December 31,                                  2004        2003         2002
                                             _______________________________

Income tax expense at statutory rate         34,000     474,000     573,000
State income tax expense, net of federal     20,000      70,000      91,000
tax benefit
Other                                       (45,262)     97,000
Adjustment of valuation allowance            78,000    (641,000)   (664,000)
                                             86,738        -           -











                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9.	INCOME TAXES (continued)

    The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Carolina National, the Company's 60% owned subsidiary files a separate federal income tax return.

Deferred income taxes consist of the following:

December 31,                       2004        2003         2002
                                ________________________________________
Total deferred tax assets, relating
 principally to net operating
 loss carry-forwards           $21,228,000  $21,150,000  $21,597,000
Less valuation allowance       (20,028,000) (19,950,000) (20,397,000)
                               _______________________________________
Total net deferred tax asset   $ 1,200,000  $ 1,200,000  $ 1,200,000

    At December 31, 2004 and 2003, the Company has realized a net deferred tax asset of $1,200,000 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2004.

    The Company has net operating loss carry-forwards of approximately $50 million at December 31, 2004. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2005 through 2010. Approximately 86% of the Company's net operating loss carry forwards will expire in 2005 and 2006.

10.	STOCK COMPENSATION

     In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. In December 2004, the Board of Directors extended the
vesting period until March 2005.   As a result, the Company incurred
$125,712 and $94,286 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the years ended December 31, 2004 and 2003, respectively. These shares of common stock vest on March 31, 2005.

11. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of its subsidiary, Carolina National Transportation, Inc. ("Carolina"), in which these employees earned a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieved positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company incurred total compensation expense of $400,000 over the three-year vesting period. The Company incurred compensation expense of $100,000 for the year ended December 31 2004, and $150,000 for each of the years ended December 31, 2003 and 2002. The excess


                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


11.  MINORITY INTEREST (continued)

of the fair value of the Carolina common stock issued over the book value of this common stock is reflected as a credit to common stock in the amount of $43,200, $64,800, and $64,802 for fiscal 2004, 2003, and 2002, respectively. The Company also recognized minority interest expense of $27,748, $154,529, and $117,552 relating to the employees' portion of Carolina's net income for the years ended December 31, 2004, 2003, and 2002, respectively. Carolina paid dividends of $154,529 and $117,553 to the minority shareholders for the years ended December 31, 2004 and 2003, respectively. Net income for Carolina was $69,370, $515,096, and $783,677, for the years ended 2004, 2003, and 2002, respectively.

12. COMMITMENTS AND CONTINGENCIES

Litigation

    On March 16, 2005, a jury entered a verdict against a subsidiary of the Company, Cam Transport, Inc. ("CAM") in the amount of $1.7 million in a personal injury case relating to an auto accident which occurred on March 22, 2001 entitled Lina Bennett vs. Toby M. Ridgeway and Cam Transport, Inc. in the Court of Common Pleas of Allendale County, South Carolina. As a result, the Company recorded a charge of $1.7 million related to this litigation for the year-ended December 31, 2004. This amount is included in accrued legal settlements at December 31, 2004.

    CAM maintains auto liability insurance up to a maximum of $1 million per occurrence for litigation related to such accidents. However, CAM's insurer, American Inter-fidelity Exchange, has filed a declaratory judgment action asserting that it is not obligated to provide insurance coverage on this matter. As a result of the uncertainty regarding the insurance coverage for this claim, the expense recorded for this litigation has not been reduced by any expected amounts to be recovered from the insurance company and there is no receivable established at December 31, 2004 for the amount which could possibly be covered under the auto liability policy. As a result, Cam Transport, Inc. does not have sufficient net worth or assets to satisfy the verdict, and substantially all of Cam Transport, Inc.'s assets are pledged to its lender.

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.


13. ENVIRONMENTAL MATTERS

    The Company's subsidiary, TC Services, Inc owns a piece of property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2004 and 2003.


                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)                     Net	  Net
                                           Net          Income     Income
           Operating     Operating        Income       per share per share
           Revenue        Income                         basic     diluted
2004
          $143,313           $56            $15            $0.00   $0.00


Quarters:
 Fourth     39,614          (998)          (825)           (0.07)  (0.07)
 Third      36,994           578            508             0.04    0.04
 Second     35,975           176            100             0.01    0.01
 First      30,730           300            232             0.02    0.02
2003
          $121,747        $1,723         $1,393            $0.12   $0.12
Quarters:
 Fourth     30,608           246            128             0.01    0.01
 Third      30,877           324            238             0.02    0.02
 Second     31,709           626            540             0.05    0.04
 First      28,553           527            487             0.04    0.04






























                            US 1 INDUSTRIES, INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003 AND 2004

                                Schedule II

                            Balance At     Charged to      Write-Offs,
                           Beginning of     Costs and     Retirements &  Balance At
                               Year         Expenses       Recoveries    End of Year

         Description
Year Ended December 31, 2003

Allowance for Doubtful Accounts
   Receivable                  $460,000      $765,000      $381,000     $844
,000


Year Ended December 31, 2004

Allowance for Doubtful Accounts
   Receivable                  $844,000      $726,000      $547,000   $1,023,000


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

    Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item. 9B. Other Information

         None.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the company as of February 11, 2005 were as follows

NAME                       AGE          POSITION
----                       ---          --------

Michael E. Kibler           64          President, Chief Executive Officer,
                                        and Director
Harold E. Antonson          65          Chief Financial Officer, Treasurer,

                                        and Director
Lex Venditti                52          Director
Robert I. Scissors          71          Director
Brad James                  49          Director
William Sullivan            57          Director


Name                         Office and Experience
Michael E. Kibler  	          Mr. Kibler is President and Chief Executive
                              Officer of the Company and has held these
                              positions since September 13, 1993 and has been
                              a director since 1993.  He also has been
                              President of Enterprise Truck Lines, Inc.,
                              an interstate trucking company engaging in
                              operations similar to the Company's, since 1972.
                              Mr. Kibler is a partner of August Investment
                              Partnership and is also a shareholder of
                              American Inter-fidelity Corporation, the
                              attorney-in-fact of AIFE, an affiliated entity
                              that provides auto liability and cargo insurance
                              to the Company.

Harold E. Antonson            Mr. Antonson is Chief Financial Officer of the
                              Company, a position he has held since March
                              1998. Mr. Antonson is a certified public
                              accountant.  Prior to joining the Company, he
                              was Secretary/Treasurer of AIFE.  Mr Antonson is
                              also a partner in August Investment Partnership.
                              Mr. Antonson was elected a director and
                              Treasurer of the Company in November 1999. Mr.
                              Antonson is also a shareholder of American
                              Interfidelity Corporation, the attorney-in-fact
                              of AIFE, an affiliated entity that provides auto
                              liability and cargo insurance to the Company.

Item 10.  Directors and Executive Officers of the Registrant (continued)

Name                          Office and Experience


Lex Venditti                  Mr. Venditti has served as a director of the
                              Company since 1993.  Mr. Venditti is the
                              General Manager of AIFE, an insurance reciprocal
                              located in Indiana.  Mr. Venditti is also a
                              shareholder of AIFE, the attorney-in-fact of
                              AIFE, an affiliated entity that provides
                              auto liability and cargo insurance to the
                              Company.

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

There are no family relationships between any director or executive officer of the Company.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and the Chief Financial Officer a copy of which was filed as Exhibit 14.1 to the 2003 Form 10-K.















Audit Committee and Audit Committee Financial Expert

    The Company has an audit committee consisting of Lex Venditti and Robert Scissors. The Company's Board of Directors has determined that Mr. Venditti is an "audit committee financial expert" as defined under SEC rules. However, because of his position as general manager of AIFE and as a shareholder of American Inter-Fidelity Corporation, Mr. Venditti is not considered an independent director as defined under Rule 10A-3(b) of the Exchange Act. In addition, Mr. Scissors receives fees for consulting services provided to the Company and is also not considered an independent director.

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


Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common st6ock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2004, except for a Form 4 that was filed late by Mr. Scissors, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Director Nomination Procedures

    The Company will consider nominations for directors submitted by shareholders of the Company. Shareholders who wish to make a nomination for director should send the name and biographical information with respect to such nominee to the Secretary of the Company along with a certification by such nominee that he or she will serve as a director of the Company if elected.
















Item 11.  Executive Compensation

    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2004, 2003 and 2002 to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson, Chief Financial Officer, where applicable. No other officer of the Company earned in excess of $100,000.

Summary Compensation Table

                              Annual Compensation

Name and Position        Year          Salary       Bonus         Other(1)
-----------------        ----          ------       -----         --------
Michael Kibler           2004          99,840      34,308                0
President                2003         106,580           0          110,000
                         2002          90,186           0                0

Harold Antonson          2004          57,600      34,308                0
Chief Financial Officer  2003         106,580           0          110,000
                         2002          90,186           0                0


(1) In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. As a result, the Company will incur approximately $220,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) over the vesting period of this grant. These shares of common stock vest on March 31, 2005.

Option exercises and option values

    No stock options were issued to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson, Chief Financial Officer, in 2004 and no stock options were outstanding as of December 31, 2004.




















Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management


The following table sets forth the number and percentage of shares of Common Stock that as of March 9, 2005 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group.

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned           Percentage of Class
-----------------             ------------------           -------------------
Harold E. Antonson                   3,311,746 (1)          28.5%
Chief Financial Officer,
Treasurer and Director

Michael E Kibler                     3,252,301 (1)            28%
Director, President and
Chief Executive Officer

Brad A. James                        1,317,927 (2)          11.3%
Director

Robert I. Scissors,                     64,770 (3)             *
Director

William Sullivan                        18,000 (4)             *
Director

Lex L. Venditti                        217,500 (2)           1.9%
Director

All Directors and Executive Officers 4,326,259              41.1%

* Indicates less than 1% ownership.

(1) Includes shares held by August Investment Partnership, August Investment Corporation, Eastern Refrigerated Transport, Inc., Enterprise Truck Lines, Inc., Seagate Transportation Services, Inc., and American Inter-Fidelity Exchange, of which Messrs. Kibler and Antonson are either directors, partners, or significant shareholders or otherwise share the voting and dispositive authority with respect to these shares. Also includes 200,000 shares of restricted stock for each.
(2)  Includes shares held by Seagate Transportation Services, Inc. and
     August Investment Partnership, of which Mr. James is a director, partner or significant shareholder.
(3) Includes 11,770 shares held in the Saundra L. Scissors Trust of which Mr. and Mrs. Scissors are joint trustees.
(4) Includes 18,000 shares owned by ERX, Inc. of which Mr. Sullivan is a controlling owner.
(5) Includes shares held by American Inter-Fidelity Exchange, of which Mr. Venditti is a director and significant shareholder of the attorney-in-fact.

Security Ownership of Certain Beneficial Owners

    The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 9, 2004 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

                             Number of Shares of
Name and Address of           Common Stock                Percentage
Beneficial Owner              Beneficially Owned          of Class
----------------              ------------------          --------
Harold E. Antonson            3,311,746  (1)               28.5%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership 1,150,946                     9.9%
8400 Louisiana Street
Merrillville, IN 46410

Brad A. James                 1,317,927  (2)               11.3%
Director

Michael Kibler                3,252,301  (1)               28.0%
8400 Louisiana Street
Merrillville, IN 46410

(1) Includes shares held by August Investment Partnership, August Investment Corporation, Eastern Refrigerated Transport, Inc., Enterprise Truck Lines, Inc., Seagate Transportation Services, Inc., and American Inter-Fidelity Exchange, of which Messrs. Kibler and Antonson are either directors, partners, or significant shareholders or otherwise share the voting and dispositive authority with respect to these shares. Also includes 200,000 shares of restricted stock for each.
(2)  Includes shares held by Seagate Transportation Services, Inc. and
     August Investment Partnership, of which Mr. James is a director, partner or significant shareholder.

Item 13.  Certain Relationships and Related Transactions.

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 5,000 square feet on a month-to-month basis for $3,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, Arkansas of approximately 13,250 square feet on a month-to-month basis for $3,216. Both companies lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer, and a director of the Company, and Mr. Harold E. Antonson, Treasurer, Chief Financial Officer, and a director of the Company.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services were approximately $119,000, $104,000, and $69,000 in 2004, 2003, and
2002, respectively. Also during 2002, the Company earned a management fee of approximately $200,000 for non-recurring management services provided to Eastern Refrigerated Express, Inc., an entity partially owned by the CEO and CFO of the Company. These management fees have been classified as other income in the consolidated statement of income for the year ended December 31, 2002. Accounts receivable due from entities affiliated through common


Certain Relationships and Related Transactions (continued)

ownership was $174,763 and $51,000 as of December 31, 2004 and 2003, respectively.

      One of the Subsidiaries insurance providers, AIFE, is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2004, 2003 and 2002, cash paid to AIFE for insurance premiums and deductibles was approximately $5,673,000, 5,373,000, and $3,923,000, respectively.

      The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ending December 31, 2002, 2003, and 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2002, 2003 and 2004.

      If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2002, 2003, and 2004. The Subsidiaries currently accounts for the majority of the premiums of AIFE. For fiscal year 2004, the Subsidiaries accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.


      In addition, the Chief Executive Officer and Chief Financial Officer, as well as a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. During 2004, AIFE paid management fees of $277,387 to AIFC which AIFC then paid as dividends totaling $277,000 to these officers and directors of the Company who own shares of AIFC. During 2003, AIFE paid management fees $282,000 to AIFE then paid as dividends totaling $282,000 to these officers and directors of the company.

    A Subsidiary of the company conducts business with freight companies under the control of a director of the Company. Accounts receivable due from or guaranteed by these companies at December 31, 2004 and 2003 include $395,000 and 882,000, respectively.

    In 2004 the company paid $24,000 in consulting fees to a director of the company relating to insurance services. In 2003, the Company paid $8,000 in consulting fees.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 8 to the consolidated financial statements.




Item 14. Principal Accounting Fees and Services

    The following table shows the fees paid or accrued (in thousand) by the Company for the audit and other services provided by BDO Seidman


			     2004		2003
Audit Fees (1)		    $144,000           $128,195
Audit-Related Fees(2)   $          0           $      0
Tax Fees(2)             $          0           $      0
All Other Fees(3)	$          0	       $      0

Total                   $    144,000           $128,195

(1) Audit fees include fees associated with the annual audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q.
(2) There were no audit related services or tax fees.
(3) There were no other services or fees.

    The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent certified public accountants. There were no audit-related, tax or other fees during 2004.































PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements:

         Reports of Independent Registered Public Accountant Firm         18

          Consolidated Balance Sheets as of December 31, 2004 and 2003    19-20

          Consolidated Statements of Income for the years ended           21
          December 31, 2004, 2003, and 2002

          Consolidated Statements of Shareholders' Equity                 22
          for the years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Cash Flows                           23
          for the years ended December 31, 2004, 2003, and 2002

          Notes to Consolidated Financial Statements                      25-33

(a)(2)    Financial Statement Schedules:

	   Schedule of Valuation and Qualifying Accounts 		        34

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

Exhibit 10.11  Loan and Security Agreement with US BANK and
               Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US 1 Industries, Inc.

Exhibit 14.1 US 1 Industries, Inc. Code of Ethics (by reference to the Company's Form 10-K for the year ended December 31, 2003 filed on March 26, 2005.

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