Form 10-Q
period 2005-03-31
US 1 INDUSTRIES INC
filed 2005-05-16
CIK 351498

FORM 10-Q


                   ________________________________________________


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                  QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005.

                         Commission File No.  1-8129.


                               US 1 INDUSTRIES, INC.
               ____________________________________________________
             (Exact name of registrant as specified in its charter)


          Indiana                                            95-3585609
_______________________                   ___________________________________
(State of Incorporation)                  (I.R.S. Employer Identification No.)



   1000 Colfax, Gary, Indiana                                   46406
_______________________________________                       _________
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219) 977-5225
                                                    ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_


As of May 13, 2005, there were 12,018,224 shares of registrant's common stock outstanding.













                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    March 31,    December 31,
                                                      2005          2004
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowances
    for doubtful accounts of $998,000
    and $1,023,000, respectively                  $22,468,902   $22,051,059
Other receivables, including receivables due
   from affiliated entities of $147,000 and
   $175,000, respectively                           1,885,842     1,362,631
Prepaid expenses and other current assets             574,191       513,069
Current deferred tax asset                            600,000       600,000
                                                   -----------   ----------
      Total current assets                         25,528,935    24,526,759

FIXED ASSETS:
   Equipment                                        1,250,836     1,315,233
   Less accumulated depreciation and amortization    (777,184)     (768,821)
                                                   -----------   ----------
      Net fixed assets                                473,652       546,412
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset			      600,000       600,000
Other Assets                                          392,068       392,357
                                                   -----------  -----------
TOTAL ASSETS                                      $27,048,655   $26,119,528
                                                   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.












                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    March 31,     December 31,
                                                      2005           2004
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 5,236,663    $ 5,513,360
   Accounts payable                                8,500,507      8,092,664
   Accrued expenses                                  728,043        684,068
   Insurance and claims                            1,621,766      1,341,855
   Accrued compensation                              283,633        296,681
   Accrued interest                                1,233,571      1,274,510
   Fuel and other taxes payable                      174,163         95,467
   Accrued legal settlements                       1,891,667      2,083,333
                                                 -----------   ------------
      Total current liabilities                   19,670,013     19,381,938
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      2,889,708      2,889,708

MINORITY INTEREST                                    179,414        254,946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 12,018,224 shares outstanding   42,396,639     42,396,639
    as of March 31, 2005 and December 31, 2004.

   Accumulated deficit                           (38,087,119)   (38,803,703)
                                                 -----------     -----------
   Total shareholders' equity                      4,309,520      3,592,936
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 27,048,655   $ 26,119,528
                                                 ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.











                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)

                                            MARCH 31,       MARCH 31,
                                              2005             2004
                                         ______________  ______________

OPERATING REVENUES                         $37,761,400    $ 30,730,053
                                           ------------    ------------
OPERATING EXPENSES:
    Purchased transportation                28,024,977      22,621,721
    Commissions                              3,547,754       3,120,077
    Insurance and claims                     1,606,090       1,316,963
    Salaries, wages, and other               2,083,404       1,926,887
    Other operating expenses                 1,639,409       1,444,460
                                           ------------    ------------
     Total operating expenses               36,901,634      30,430,108
                                           ------------    ------------
OPERATING INCOME                               859,766         299,945
                                           ------------    ------------
NON-OPERATING INCOME (EXPENSE):
    Interest income                             24,032           5,464
    Interest expense                          (123,830)        (97,689)
    Other income                                64,828          54,273
                                           ------------    ------------
    Total non-operating expense                (34,970)        (37,952)
                                           ------------    ------------
NET INCOME BEFORE MINORITY INTEREST        $   824,796    $    261,993
Minority Interest Expense                       44,468          30,054
                                           ------------    ------------
NET INCOME BEFORE INCOME TAXES             $   780,328    $    231,939
    Income Taxes                                63,744               0
                                           ------------    ------------
NET INCOME AVAILABLE TO COMMON SHARES          716,584         231,939
                                          ------------    ------------
Basic Net Income
Per Common Share                            $     0.06          $ 0.02
                                                  ====            ====
Diluted Net Income
Per Common Share                            $     0.06          $ 0.02
                                                  ====            ====
WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                     12,018,224      11,618,224
                                           ============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING/
  DILUTED                                   12,018,224      11,922,014
                                           ============   =============


The accompanying notes are an integral part of the consolidated financial statements.


                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                        Total
                                Common        Common   Accumulated Shareholders'
                                Shares        Stock      Deficit      Equity
                          ------------------------------------------------------

Balance, December 31, 2004    11,618,224  $42,396,639 $(38,803,703) $3,592,936

Common shares issued to
employees                        400,000            0            0           0

Net income for the three months ended
  March 31, 2005                       0            0      716,584     716,584

Balance, March 31, 2005       12,018,224  $42,396,639 $(38,087,119) $4,309,520


The accompanying notes are in integral part of the consolidated financial statements.
































                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)

                                                  Three Months Ended March 31,
                                                          2005         2004
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               716,584      231,939
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                           58,489       78,799
  Gain on disposal of assets                             (13,829)           0
  Compensation Expense resulting from
   issuance of restricted stock                                0       31,430
  Compensation Expense resulting from
   issuance of equity in subsidiary                            0       25,000
  Provision for bad debts                                242,000      136,116
  Minority interest expense                               44,468       30,054
  Changes in operating assets and liabilities:
    Accounts receivable - trade                         (659,843)     (73,764)
    Other receivables                                   (523,211)    (344,042)
    Prepaid expenses and other assets                    (60,833)      33,343
    Accounts payable                                     407,843      209,883
    Accrued expenses                                      43,975      (74,365)
    Accrued interest                                     (40,939)      27,111
    Insurance and claims                                 279,911      152,123
    Accrued compensation                                 (13,048)     193,899
    Fuel and other taxes payable                          78,696       50,892
    Accrued legal                                       (191,666)           0
                                                       ---------     --------
 Net cash provided by operating activities               368,597      708,418
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                               (4,900)    (137,757)
  Proceeds from sales of fixed assets                     33,000            0
                                                        --------    ---------
  Net cash provided by (used in)investing activities      28,100     (137,757)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit                   (276,697)    (518,821)
  Principal payments on long-term debt                         0      (51,840)
  Repayments of shareholder loans                              0            0
  Distributions to minority interest                    (120,000)           0
                                                       ---------    ---------
  Net cash used in financing activities                 (396,697)    (570,661)
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $164,769      $70,578
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 2005 and the consolidated statements of income, shareholders' equity and cash flows for the three month periods ended March 31, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2004, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for a full year.

2. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                               Three Months Ended March 31,
Numerator                                           2005          2004
       Net income                               $ 716,584     $ 231,939
       Dividends on preferred shares                    0             0
                                                ---------    ----------
 Net income available to common
      shareholders for basic EPS                  716,584       231,939

 Net income attributable to unvested minority
      interest shares in subsidiary                     0        (6,947)
                                                 ---------    ----------
 Net income available to common
      shareholders for diluted EPS                716,584       224,992

Denominator
      Weighted average common shares
      outstanding for basic EPS                12,018,224    11,618,224

      Effect of diluted securities
      Unvested restricted stock granted
      to employees                                      0       303,790
                                              _____________________________

      Weighted average shares outstanding
      for diluted EPS                          12,018,224    11,922,014


3. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $4.6 million at March 31, 2005. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At March 31, 2005, the interest rate on this line of credit was at prime (5.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2005 the outstanding borrowings on this line of credit were $5.2 million.

   This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At March 31, 2005, the Company was in violation of certain financial covenants. The Company has subsequently received a waiver from its lender for this violation.

4. LEGAL PROCEEDINGS

   On March 16, 2005, a jury entered a verdict against a subsidiary of the Company, Cam Transport, Inc. ("CAM") in the amount of $1.7 million in a personal injury case relating to an auto accident which occurred on March 22, 2001 entitled Lina Bennett vs. Toby M. Ridgeway and Cam Transport, Inc. in the Court of Common Pleas of Allendale County, South Carolina. As a result, the Company recorded a charge of $1.7 million related to this litigation for the year-ended December 31, 2004. This amount is included in accrued legal settlements at March 31, 2005 and December 31, 2004.

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

5. STOCK COMPENSATION

       In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. In December 2004, the Board of Directors extended the vesting period until March 2005. As a result, the Company incurred total compensation expense of $220,000 (based on the quoted market price of the Company's common stock on the date of grant) over the initial vesting period ending in December 2004. The shares were issued during the first quarter of 2005.

Results of Operations

    You should read the following discussion regarding the Company and its subsidiaries along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2005 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2005 and 2004 and in the Company's Form 10-K for its fiscal year ended December 31, 2004, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Three months ended March 31, 2005 Compared to the three months ended March 31, 2004

The following table sets forth the percentage relationships of expense items to revenue for the three months ended March 31, 2005 and March 31, 2004:

                                                       2005     2004
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           74.2     73.6
    Commissions                                         9.4     10.1
    Insurance and claims                                4.3      4.3
    Salaries, wages and other                           5.5      6.3
    Other operating expenses                            4.3      4.7
                                                     -------   ------
     Total operating expenses                          97.7     99.0
                                                      ------   ------
Operating income                                        2.3      1.0

    The Company's operating revenues increased to $37.8 million for the three months ended March 31, 2005 from $30.7 million for the same period in 2004. This is an increase of 22.9%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) Keystone Logistics, Inc., and Keystone Lines Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.







Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation increased to 74.2% of revenue for the three months ended March 31, 2005 from 73.6% for the three months ended March 31, 2004. This increase was somewhat offset by the decrease in commission expense. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions decreased to 9.4% of revenue for the three months ended March 31, 2005 from 10.1% of revenue for the three months ended March 31, 2004. In total, purchased transportation and commissions were 83.6% of revenue in 2005 compared to 83.7% of revenue in 2004.

    Insurance and claims remained constant at 4.3% of revenue for the three months ended March 31, 2005 and March 31, 2004. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

    Salaries, wages, and fringe benefits were 5.5% of revenue for the three months ended March 31, 2005 compared to 6.3% of revenue for the three months ended March 31, 2004. This decrease of 0.8% can primarily be attributed to revenue growth at newer terminals. A significant portion of salaries, wages and other is a fixed expense, which does not fluctuate proportionately with revenue. Overall, the increase of $156,517 from 2004 to 2005 is due to additional personnel hired to accommodate the growth of the Company.

    Other operating expenses as a percentage of revenue decreased slightly to 4.3% of revenue for the three months ended March 31, 2005 from 4.7% for the three months ended March 31, 2004. This decrease can be attributed to newer offices, which opened during 2004 whose fixed expenses have remained relatively constant while the revenue has continued to increase.

    Based on the changes in revenue and expenses described above, operating income increased by $559,821. Operating income for the three months ended March 31, 2005 was $859,766 compared to $299,945 for the three months ended March 31, 2004.







Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Interest expense increased by $26,141 in 2005. Interest expense for the three months ended March 31, 2005 was $123,830 compared to interest expense of $97,689 for the three months ended March 31, 2004. This increase in interest expense is primarily attributable to the increase in interest rates in the past year. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At March 31, 2005, the interest rate charged on the loan with US Bank was prime (5.75%). At March 31, 2004 the interest rate charged on the loan with US Bank was prime (3.75%).

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees. Non-operating (income) expense, exclusive of interest expense, was ($88,860) for the three months ended March 31, 2005 versus ($59,737) for the three months ended March 31, 2004. This is an increase of $28,789 and is primarily attributable to the gain associated with the sale of trailers.

    The Company also recognized minority interest expenses of $44,468 and $30,054 for the three months ended March 31, 2005 and 2004 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the company.

    As a result of the factors described above, net income for the three months ended March 31, 2005 was $716,584 compared with $231,939 for the same period in 2004.

Liquidity and Capital Resources

    Net cash provided by operating activities decreased $0.3 million from $708,418 for the three months ended March 31, 2004 to $368,597 for the three months ended March 31, 2005. The decrease in net cash provided by operating activities is attributable to increased working capital needs to fund continued growth of the Company. This is offset by continued profitability. Cash provided by operations before changes in working capital increased $0.5 million from $0.5 million at March 31, 2004 to $1.0 million at March 31, 2005. In addition, the Company continues to experience growth and therefore a significant amount of the cash generated from operations is used to fund this growth and the related working capital needs. Cash used to fund these working capital needs increased approximately $0.9 million from ($0.2) million for the three months ended March 31, 2004 to $0.7 million for the three months ended March 31, 2005 as the impact of increased accounts receivable and other receivables was only partially offset by increased accounts payable and accrued expenses. Typically, the Company pays independent owner operators and agents in 7 - 15 days. However, the Company's customers typically pay in 30
- 45 days.

    Net cash provided by (used in) investing activities was $28,100 for the three months ended March 31, 2005 compared to ($137,757) for the three months ended March 31 2004. Net cash provided by investing activities increased primarily due to the sale of certain trailers at one of the Company's operations that was closed in 2004.






Liquidity and Capital Resources (Continued)

    Net cash used in financing activities decreased $173,964 from $570,661 for the three months ended March 31, 2004 to $396,697 for the three months ended March 31, 2005. Net repayments to the line of credit decreased
$242,124 from $518,821 for the three months ended March 31, 2004 to $276,697 for the three months ended March 31, 2005. There were no principal repayments on long-term debt during the three months ended March 31, 2005. This decrease was somewhat offset by a distribution to the minority interest share holders of $120,000 during the three months ended March 31, 2005.

   The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $4.6 million at March 31, 2005. The interest rate is based upon certain financial covenants and may range from prime to prime less ..50%. At March 31, 2005, the interest rate on this line of credit was at prime (5.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2005 the outstanding borrowings on this line of credit were $5.2 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At March 31, 2005, the Company was in violation of certain financial covenants. The Company has subsequently received a waiver for this violation. The Company expects to complete an amendment to its line of credit prior to October 1, 2005 to extend the term of the line of credit.

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




Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate (at March 31, 2005 the rate was 5.75%).
The interest rate is based on certain financial covenants and may range from prime to prime less .50%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

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

    The Company has approximately $147,000 of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2005.

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of March 31, 2005 and for the three months ended March 31, 2005 and 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the three months ended March 31, 2005 or 2004.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for the three months ended March 31, 2005 or 2004. For fiscal 2004, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2003, AIFE had net worth of approximately $5.6 million, a portion of which is attributable to other policyholders of AIFE.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. During 2004, AIFE paid management fees of $277,000 to AIFC, which AIFC then paid as dividends to these officers and directors of the Company.

    The Company also pays a consulting fee of $2,000 per month, to a director of the Company, relating to insurance services.



Certain Relationships and Related Transactions (continued)

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.9 million at March 31, 2005. In addition, the Company had approximately $1.2 million of accrued interest due under these notes payable.

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

(b)(1)      Reports on Form 8-K

Form 8-K filed on May 5, 2005, furnishing information regarding a waiver the Company was issued from U.S. Bank, National Association ("U.S. Bank") with respect to the Company's financial covenant default of the Maximum Unsubordinated Indebtedness to EBITDA Ratio of 3.25-to-1 being exceeded for the period ended March 31, 2005.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.



Michael E. Kibler
Chief Executive Officer



Harold E. Antonson
Chief Financial Officer


May 16, 2005