Form 10-Q
period 2005-06-30
US 1 INDUSTRIES INC
filed 2005-08-15
CIK 351498

FORM 10-Q


                ________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005.

                         Commission File No.  1-8129.


                               US 1 INDUSTRIES, INC.
                             -------------------------
         (Exact name of registrant as specified in its charter)


          Indiana                                    95-3585609
         ----------                       ---------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)


   1000 Colfax, Gary, Indiana                                   46406
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219) 977-5225
                                                   ----------------------------

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

Yes ___ No _X_


As of August 9, 2005, there were 12,018,224 shares of registrant's common Stock outstanding.








                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.


ASSETS
                                                    June 30,    December 31,
                                                      2005          2004
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $         0
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,079,000 and $1,023,000
    respectively                                   23,306,292    22,051,059
Other receivables, including receivables due
   from affiliated entities of $148,000 and
   $175,000, respectively                           2,207,590     1,362,631
Prepaid expenses and other current assets             556,426       513,069
Current deferred tax asset	 		      600,000	    600,000
                                                   -----------   ----------
      Total current assets                         26,670,308    24,526,759

FIXED ASSETS:
   Equipment                                        1,205,918     1,315,233
   Less accumulated depreciation and amortization    (797,031)     (768,821)
                                                   -----------   ----------
      Net fixed assets                                408,887       546,412
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)

                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset		    	      600,000  	    600,000
Other Assets                                          391,780       392,357
                                                   -----------  -----------
TOTAL ASSETS                                      $28,124,975   $26,119,528
                                                   ===========  ===========


<F1>
The accompanying notes are an integral part of the consolidated financial statements.





                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    June 30,     December 31,
                                                      2005           2004
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 4,535,201    $ 5,513,360
   Accounts payable                                9,076,978      8,092,664
   Accrued expenses                                1,189,830        684,068
   Insurance and claims                            1,476,306      1,341,855
   Accrued compensation                              477,742        296,681
   Accrued interest                                1,213,702      1,274,510
   Fuel and other taxes payable                      296,171         95,467
   Accrued legal settlements                       1,891,667      2,083,333
                                                 -----------   ------------
      Total current liabilities                   20,157,597     19,381,938
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      2,889,708      2,889,708

MINORITY INTEREST                                    252,074        254,946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 12,018,224 and 11,618,224       42,396,639     42,396,639
    shares outstanding as of June 30, 2005
    and December 31, 2004, respectively.

   Accumulated deficit                           (37,571,043)   (38,803,703)
                                                 -----------     -----------
   Total shareholders' equity                      4,825,596      3,592,936
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 28,124,975   $ 26,119,528
                                                 ===========    ============





The accompanying notes are an integral part of the consolidated financial statements.










                           US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                 THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                 Three Months Ended         Six Months Ended
                                 2005          2004         2005        2004
OPERATING REVENUES          $41,890,073   $35,974,840  $ 79,651,473 $66,704,893
                            -----------    ----------   -----------  ----------

OPERATING EXPENSES:
 Purchased transportation    30,863,950    26,546,376    58,888,927  49,168,097
 Commissions                  4,570,095     3,790,592     8,117,849   6,910,669
 Insurance and claims         1,664,009     1,627,351     3,270,099   2,944,314
 Salaries, wages, and other   2,493,159     2,074,753     4,576,564   4,001,640
 Other operating expenses     1,620,094     1,760,115     3,259,503   3,204,576
                            -----------    ----------    ----------  ----------
 Total operating expenses    41,211,307    35,799,187    78,112,942  66,229,296
                            -----------    ----------    ----------  ----------
OPERATING INCOME                678,766       175,653     1,538,531     475,597
                            -----------    ----------    ----------   ----------
NON-OPERATION INCOME (EXPENSE)
 Interest income                  7,960             0        31,992       4,469
 Interest (expense)            (136,013)     (100,332)     (259,841)   (197,025)
 Other income                   124,952        62,178       189,780     116,451
                            -----------    ----------    ----------  ----------
 Total non-operating (expense)
                                 (3,101)     (38,154)       (38,069)    (76,105)
                            -----------    ----------    ----------   ----------
NET INCOME BEFORE MINORITY INTEREST
                            $   675,665     $ 137,499    $1,500,462  $   399,492
 Minority Interest Expense      (72,660)      (37,616)     (117,128)    (67,670)
                            -----------    ----------    ----------   ----------
NET INCOME BEFORE INCOME TAXES
                            $   603,005    $   99,883    $1,383,334 $   331,822
 Income taxes                    86,930             0       150,674           0
                            -----------    ----------    ----------  ----------

NET INCOME                      516,075        99,883     1,232,660     331,822

Basic Net Income                  $0.04         $0.01         $0.10       $0.03
Per Common Share

Diluted Net Income                $0.04         $0.01         $0.10       $0.03
Per Common Share

WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC         12,018,224    11,618,224    12,018,224  11,618,224

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED        12,018,224    11,946,664    12,018,224  11,934,339

The accompanying notes are an integral part of the consolidated financial statements.




                             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                            FOR THE SIX MONTHS ENDED JUNE 30, 2005





                                                                       Total
                               Common      Common    Accumulated   Shareholders'
                               Shares      Stock       Deficit        Equity
                               -------------------------------------------------

Balance, December 31, 2004     11,618,224  $42,396,639 $(38,803,703) $3,592,936

Common shares issued to
 employees                        400,000            0            0           0

Net income for the six
 months ended June 30, 2005             0            0    1,232,660   1,232,660

Balance, June 30, 2005         12,018,224  $42,396,639 $(37,571,043) $4,825,596


The accompanying notes are in integral part of the consolidated financial statements.




























                                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED)

                                                     six Months Ended June 30,
                                                          2005         2004
                                                         ------       ------
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             1,232,660      331,822
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
  Depreciation and amortization                          118,862      158,111
  Gain on disposal of assets                             (29,033)           0
  Compensation Expense resulting from
   issuance of restricted stock                                0       62,857
  Compensation Expense resulting from
   issuance of equity in subsidiary                            0       50,000
  Provision for bad debts                                441,020      253,000
  Minority interest expense                              117,128       67,670
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (1,696,253)  (2,571,830)
    Other receivables                                   (844,959)    (160,261)
    Prepaid expenses and other current assets            (42,780)    (203,618)
    Accounts payable                                     984,314      836,508
    Accrued expenses                                     505,762      (24,892)
    Accrued interest                                     (60,808)      63,790
    Insurance and claims                                 134,451      390,121
    Accrued compensation                                 181,061      175,858
    Fuel and other taxes payable                         200,704      193,679
    Accrued Legal                                       (191,666)           0
                                                       ---------     --------
  Net cash provided by (used in) operating activities  1,050,463     (377,185)
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                              (33,004)    (116,654)
  Proceeds from sales of fixed assets                     80,700       32,500
                                                        --------    ---------
  Net cash provided by (used in)investing activities      47,696      (84,154)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (borrowings) repayments under line of credit      (978,159)     553,695
  Principal borrowings on long-term debt                       0       62,172
  Distributions to minority interest                    (120,000)    (154,528)
                                                       ---------    ---------
  Net cash (used in) provided by financing activities (1,098,159)     461,339
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $320,000     $133,000
                                                       =========    =========
    The accompanying notes are an integral part of the consolidated financial statements.

                           US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2005 and the consolidated statements of income, shareholders' equity and cash flows for the three and six month periods ended June 30, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2004, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for a full year.

2. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                  Three Months Ended         Six Months Ended
Numerator                        2005          2004         2005        2004
                                ------        ------       ------      ------
       Net income              $ 516,075     $  99,883  $ 1,232,660  $  331,822
  Net income attributable to
       unvested minority interest
       shares in subsidiary            0       (10,009)           0     (19,260)
                               -----------   -----------  -----------  ---------
  Net income available to common
      shareholders for diluted
      EPS                        516,075        89,874    1,232,660     312,562

Denominator
      Weighted average common
      shares outstanding for
      basic EPS               12,018,224    11,618,224   12,018,224  11,618,224

      Effect of diluted securities
      Unvested restricted stock granted
      to employees                     0       328,440            0     316,115
                              --------------------------------------------------
      Weighted average shares
      Outstanding for diluted
      EPS                     12,018,224    11,946,664  12,018,224   11,934,339



3. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $5.3 million at June 30, 2005. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At June 30, 2005, the interest rate on this line of credit was at prime (6.0%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2005 the outstanding borrowings on this line of credit were $4.5 million.

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

4. LEGAL PROCEEDINGS

    On March 16, 2005, a jury entered a verdict against a subsidiary of the Company, Cam Transport, Inc. ("CAM") in the amount of $1.7 million in a personal injury case relating to an auto accident which occurred on March 22, 2001 entitled Lina Bennett vs Toby M. Ridgeway and Cam Transport, Inc. in the Court of Common Pleas of Allendale County, South Carolina. As a result, the Company recorded a charge of $1.7 million related to this litigation for the year-ended December 31, 2004. This amount is included in accrued legal settlements at June 30, 2005 and December 31, 2004.

    CAM maintains auto liability insurance up to a maximum of $1 million per occurrence for litigation related to such accidents. However, CAM's insurer, American Inter-fidelity Exchange, has filed a declaratory judgment action asserting that it is not obligated to provide insurance coverage on this matter. As a result of the uncertainty regarding the insurance coverage for this claim, the expense recorded for this litigation has not been reduced by any expected amounts to be recovered from the insurance company and there is no receivable established at June 30, 2005 or December 31, 2004 for the amount which could possibly be covered under the auto liability policy.

    The Company has orally negotiated a settlement with the plaintiff, which the Company believes it will be able to recover from its insurance carrier. Should the Company successfully complete the settlement and obtain reimbursement from its insurer the accrued legal settlement of $1.7 million would be reversed resulting in a gain. However, the settlement agreement has not yet been signed and there can be no assurance that it will. In addition, the Company's insurer still has a declaratory judgment action asserting that it is not obligated to provide coverage on this matter.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June 30, 2005 and 2004 and in the Company's Form 10-K for its fiscal year ended December 31, 2004, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2005 and June 30, 2004:

                                                      2005     2004
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.9     73.7
    Commissions                                        10.2     10.4
    Insurance and claims                                4.1      4.4
    Salaries, wages and other                           5.8      6.0
    Other operating expenses                            4.1      4.8
                                                     -------   ------
     Total operating expenses                          98.1     99.3
                                                      ------   ------
Operating income                                        1.9      0.7







Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    The Company's operating revenues increased to $79.7 million for the six months ended June 30, 2005 from $66.7 million for the same period in 2004. This is an increase of 19.4%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) Keystone Logistics, Inc., and Keystone Lines Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation increased slightly to 73.9% of revenue for the six months ended June 30, 2005 from 73.7% for the six months ended
June 30, 2004. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions decreased slightly to 10.2% of revenue for the six months ended June 30, 2005 from 10.4% of revenue for the six months ended June 30, 2004. In total, purchased transportation and commissions remained constant at 84.1% of revenue in both 2005 and 2004.

    Insurance and claims decreased slightly to 4.1% of revenue for the six months ended June 30, 2005 compared to 4.4% of revenue for the six months ended June 30, 2004. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.3% of revenue for the six months ended June 30, 2005 can be attributed to the decrease in claims incurred by certain operations of the Company.

     Salaries, wages, and fringe benefits were 5.7% of revenue for the six months ended June 30, 2005 compared to 6.0% of revenue for the six months ended June 30, 2004. This decrease of 0.3% can primarily be attributed to revenue growth at newer terminals.

    Other operating expenses as a percentage of revenue decreased to 4.1% of revenue for the six months ended June 30, 2005 from 4.8% for the six months ended June 30, 2004. This decrease can be attributed to newer offices, which opened during 2004 whose fixed expenses have remained relatively constant while the revenue has continued to increase. While not all operating expenses are directly variable with revenue, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations. During 2005, the Company focused more on growing existing locations rather than adding new locations.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Based on the changes in revenue and expenses described above, operating income increased by $1,062,936. Operating income for the six months ended June 30, 2005 was $1,538,533 compared to $475,597 for the six months ended June 30, 2004.

    Interest expense increased by $62,816 in 2005. Interest expense for the six months ended June 30, 2005 was $259,841 compared to interest expense of $197,025 for the six months ended June 30, 2004.

    This increase in interest expense is primarily attributable to the increase in interest rates in the past year. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At June 30, 2005, the interest rate charged on the loan with US Bank was prime (6.0%). At June 30, 2004 the interest rate charged on the loan with US Bank was 4.0%.

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property, storage and equipment usage fees. Non-operating (income) expense, exclusive of interest expense, was ($221,772) for the six months ended June 30, 2005 versus ($120,920) for the six months ended June 30, 2004. This is an increase of ($100,852).

    The Company also recognized minority interest expenses of $117,128 and $67,670 for the six months ended June 30, 2005 and 2004 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the company.

    As a result of the factors described above, net income for the six months ended June 30, 2005 was $1,232,660 compared with $331,822 for the same period in 2004.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2005 and June 30, 2004:

                                                       2005     2004
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.7     73.8
    Commissions                                        10.9     10.5
    Insurance and claims                                4.0      4.5
    Salaries, wages and fringe benefits                 5.9      5.8
    Other operating expenses                            3.9      4.9
                                                     -------   ------
     Total operating expenses                          98.4     99.5
                                                      ------   ------
Operating income                                        1.6      0.5


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    The Company's operating revenues increased to $41.9 million for the three months ended June 30, 2005 from $36.0 million for the same period in 2004. This is an increase of 16.4%. This increase is attributable to the continued growth of Patriot Logistics, Inc. (f/k/a Keystone Intermodal, Inc.) Keystone Logistics, Inc., and Keystone Lines Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 73.7% of revenue for the three months ended June 30, 2005 from 73.8% for the three months ended June 30, 2004. The slight decrease was offset by the increase in commissions.

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

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 10.9% of revenue for the three months ended June 30, 2005 from 10.5% of revenue for the three months ended June 30, 2004. As previously described, the increase in commissions of 0.4% of revenue was partially offset by the decrease in purchased transportation of 0.1%. In total, purchased transportation and commission increased as a percentage of revenue by 0.3%. Minor fluctuations in these percentages can be expected as each agent has slightly different negotiated rates and as the mix of our business changes, these percentages may fluctuate slightly.

    Insurance and claims decreased to 4.0% of revenue for the three months ended June 30, 2005 from 4.5% of revenue for the three months ended June
30, 2004. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.5% of revenue can be attributed to the decrease in insurance costs by one of the Company's operations that were able to negotiate lower insurance rates upon renewal of their policy. The decrease can also be attributed to a decrease in claims incurred by certain operations of the Company.

    Salaries, wages, and fringe benefits were 5.9% of revenue for the three months ended June 30, 2005 compared to 5.8% of revenue for the three months ended June 30, 2004.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Other operating expenses as a percentage of revenue decreased to 3.9% for the three months ended June 30, 2005 from 4.9% for the same period in 2004. This decrease can be attributed to newer offices, which opened during 2004 whose fixed expenses have remained relatively constant while the revenue has continued to increase. While not all operating expenses are directly variable with revenue, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations. During 2005, the Company focused more on growing existing locations rather than adding new locations.

    Based on the changes in revenue and expenses described above, operating income increased by $503,113. Operating income for the three months ended June 30, 2005 was $678,766 compared to $175,653 for the three months ended June 30, 2004.

    Interest expense increased by $36,676, from $136,012 for the three months ended June 30, 2005 to $99,336 for the three months ended June 30, 2004. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At June 30, 2005, the interest rate charged on the loan with US Bank was 6.0%. At June 30, 2004 the interest rate on this loan was 4.0%.

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees as well as gain on disposal of equipment. Non-operating (income) expense, exclusive of interest expense, was ($132,912) for the three months ended June 30, 2005 versus ($62,178) for the three months ended June 30, 2004. This is an increase of ($70,734).

    Minority interest expense was $72,660 and $37,616 for the three months ended June 30, 2005 and 2004, respectively, relating to the minority shareholders' portion of its subsidiary's, Carolina National
Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the Company.

    As a result of the factors described above, net income for the three months ended June 30, 2005 was $516,075 compared with $99,883 for the same period in 2004.

Liquidity and Capital Resources

    Net cash provided by (used in) operating activities increased 1.4 million from ($377,185) for the six months ended June 30, 2004 to $1,050,463 for the six months ended June 30, 2005. The increase in net cash provided by operating activities is attributable to continued profitability during 2005 combined with decreased working capital needs to fund continued growth of the Company. Cash provided by operations before changes in working capital increased $1.0 million from $0.9 million at June 30, 2004 to $1.9 million at June 30, 2005. Because the Company continues to experience growth, a significant amount of the cash generated from operations is used to fund this growth and the related working capital needs. Cash used to fund these working capital needs decreased approximately $0.5 million from $1.3 million for the six months ended June 30, 2004 to $0.8 million for the six months ended June 30, 2005 as the impact of increased accounts receivable was only partially offset by increased accounts payable and accrued expenses. Typically, the


Liquidity and Capital Resources (Continued)

Company pays independent owner operators and agents in 7 - 15 days. However, the Company's customers typically pay in 30 - 45 days.

    Net cash provided by (used in) investing activities was $47,696 for the six months ended June 30, 2005 compared to ($84,154) for the six months ended June 30, 2004. Net cash provided by investing activities increased due to the sale of certain trailers at one of the Company's operations that was closed in 2004.

    Net cash used in financing activities increased $1,559,498 from $461,339 for the six months ended June 30, 2004 to ($1,098,159) for the six months ended June 30, 2005. The Company repaid $978,159 of the outstanding balance on the revolving line of credit during 2005 versus borrowing $553,695 on the revolving line of credit during 2004. Borrowings on long-term debt decreased $62,172 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Contributing to the cash usage was the distribution to the minority interest shareholders of $120,000 and $154,528 for the six months ended June 30, 2005 and 2004, respectively.

    The Company has a $10.0 million line of credit that matures on October
1, 2005. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $5.3 million at June 30, 2005. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At June 30, 2005, the interest rate on this line of credit was at prime (6.0%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company.
At June 30, 2005 the outstanding borrowings on this line of credit were $4.5 million.

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

    The Company is dependent upon the funds available under its line of credit agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis. The Company anticipates it will be able to extend this line of credit for at least an additional twelve months prior to its maturity in October 2005.

    The Company believes it has a system of internal controls designed to enable it to produce accurate and timely financial reports. As a result of the Sarbanes-Oxley Act and the recently adopted rules of the Securities & Exchange Commission and the Public Company Accounting Oversight Board, in connection with the audit of the Company's consolidated financial statements for the fiscal year ending December 31, 2006, the Company will be required to furnish the SEC with management's and the Company's independent auditors' attestation with regard to the operation of its internal controls. In order to provide those attestations, the Company will have to revise, replace and

Liquidity and Capital Resources (Continued)

supplement portions of its internal controls and will have to comprehensively document all of its internal controls. The Company has not yet developed plans to fully accomplish this, although preliminarily it has concluded that it will require substantial work likely to cost in excess of $500,000 plus the time of management and several employees. Further, given the limited resources of the Company, it is not entirely clear whether the Company will be able to meet this deadline.

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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate (at June 30, 2005 the rate was 6.0%). The interest rate is based on certain financial covenants and may range from prime to prime less .50%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

Certain Relationships and Related Transactions.

    The Company leases office space for its headquarters in Gary, Indiana, for $4,000 monthly, from Michael E. Kibler, the president and Chief Executive Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, treasurer and a director of the Company.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $148,000 of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2005.

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership.





Certain Relationships and Related Transactions (Continued)


    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the three and six months ended June 30, 2005 or 2004.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for the three and six months ended June 30, 2005 or 2004. For fiscal 2004, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had net worth of approximately $6.9 million, part of which is attributable to other policyholders of AIFE.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. During 2004, AIFE paid management fees of $354,000 to AIFC, which AIFC then paid as dividends to these officers and directors of the Company.

    The Company also pays a consulting fee of $2,000 per month, to a director of the Company, relating to insurance services.

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.9 million at June 30, 2005. In addition, the Company had approximately $1.2 million of accrued interest due under these notes payable.


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






Item 4.  Controls and Procedures (Continued)

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

(b)(1)      Reports on Form 8-K

Form 8-K filed on May 11, 2005, announcing the Board of Directors
Accepting the resignation of William Sullivan as a director of US1 Industries, Inc.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.



Michael E. Kibler
Chief Executive Officer



Harold E. Antonson
Chief Financial Officer


August 15, 2005