Form 10-Q
period 2005-09-30
US 1 INDUSTRIES INC
filed 2005-11-14
CIK 351498

FORM 10-Q


               ______________________________________________


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2005.

                        Commission File No.  1-8129.


                              US 1 INDUSTRIES, INC.
                _____________________________________________________

                (Exact name of registrant as specified in its charter)


          Indiana                                            95-3585609
_______________________                   ____________________________________

(State of Incorporation)                  (I.R.S. Employer Identification No.)



   1000 Colfax, Gary, Indiana                                   46406
______________________________________________________________________________

(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219) 977-5225
                                                   ___________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_


As of November 9, 2005, there were 12,018,224 shares of registrant's common stock outstanding.






                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004


Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                September 30,    December 31,
                                                      2005          2004
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                              $         0   $         0
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,139,000 and $1,023,000
    respectively                                   26,083,881    22,051,059
Other receivables, including receivables due
   from affiliated entities of $160,000 and
   $175,000, respectively                           2,276,419     1,362,631
Prepaid expenses and other current assets             616,829       513,069
Current deferred tax asset                            600,000       600,000
                                                   -----------   ----------
      Total current assets                         29,577,129    24,526,759

FIXED ASSETS:
   Equipment                                        1,126,381     1,315,233
   Less accumulated depreciation and amortization    (786,445)     (768,821)
                                                   -----------   ----------
      Net fixed assets                                339,936       546,412
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Other Assets                                          391,490       392,357
                                                   -----------  -----------
TOTAL ASSETS                                      $30,962,555   $26,119,528
                                                   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.











                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                September 30,     December 31,
                                                      2005           2004
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 6,888,860    $ 5,513,360
   Accounts payable                                8,473,474      8,092,664
   Accrued expenses                                1,928,228        684,068
   Insurance and claims                            1,578,539      1,341,855
   Accrued compensation                               58,654        296,681
   Accrued interest                                1,223,937      1,274,510
   Fuel and other taxes payable                      387,612         95,467
   Accrued legal settlements                         191,667      2,083,333
                                                 -----------   ------------
      Total current liabilities                   20,730,971     19,381,938
                                                 -----------   ------------
LONG-TERM DEBT (primarily to related parties)      2,769,708      2,889,708

MINORITY INTEREST                                    310,645        254,946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 12,018,224 and 11,618,224       42,396,639     42,396,639
    shares outstanding as of September 30, 2005
    and December 31, 2004, respectively.

   Accumulated deficit                           (35,245,408)   (38,803,703)
                                                 -----------     -----------
   Total shareholders' equity                      7,151,231      3,592,936
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 30,962,555   $ 26,119,528
                                                 ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.
















                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                              Three Months Ended        Nine Months Ended
                              2005          2004         2005        2004
OPERATING REVENUES         $41,844,153   $36,994,175  $121,495,626 $103,699,068

RECOVERY ON LITIGATION
  SETTLEMENT                 1,700,000             0     1,700,000            0

OPERATING EXPENSES:
  Purchased transportation  30,586,614    27,322,930    89,475,541   76,491,027
  Commissions                4,293,147     3,527,479    12,410,995   10,438,148
  Insurance and claims       1,494,232     1,485,184     4,764,331    4,429,498
  Salaries, wages, and other 2,658,960     2,229,806     7,235,524    6,231,446
  Other operating expenses   1,873,517     1,850,427     5,133,020    5,055,003
                           -----------    ----------    ----------  -----------
  Total operating expenses  40,906,470    36,415,826   119,019,411  102,645,122
                           -----------    ----------   -----------  -----------
OPERATING INCOME             2,637,683       578,349     4,176,215    1,053,946
                           -----------    ----------   -----------   ----------
NON-OPERATION INCOME (EXPENSE)
     Interest income             3,652        11,036        35,643       15,505
     Interest (expense)       (144,980)     (134,314)     (404,821)    (331,339)
     Other income               37,290       100,020       227,067      216,471
                           -----------    ----------    ----------   ----------
      Total non-operating
      (expense)               (104,038)      (23,258)     (142,111)    (99,363)
                           -----------    ----------    ----------   ----------
NET INCOME BEFORE
  MINORITY INTEREST        $ 2,533,645     $ 555,091    $4,034,104  $   954,583
Minority Interest Expense      (58,571)      (47,124)     (175,699)    (114,794)
                           -----------    ----------    ----------   ----------
NET INCOME BEFORE
  INCOME TAXES             $ 2,475,074    $  507,967    $3,858,405  $   839,789
  Income taxes                 149,437             0       300,110            0
                           -----------    ----------    ----------   ----------
NET INCOME                   2,325,637       507,967     3,558,295      839,789

 Basic Net Income                $0.19         $0.04         $0.30        $0.07
Per Common Share

 Diluted Net Income              $0.19         $0.04         $0.30        $0.07
 Per Common Share

WEIGHTED AVERAGE
  SHARES OUTSTANDING -      12,018,224    11,618,224    12,018,224   11,618,224
  BASIC
WEIGHTED AVERAGE
  SHARES OUTSTANDING -      12,018,224    11,969,793    12,018,224   11,946,157
  DILUTED

The accompanying notes are an integral part of the consolidated financial statements.





                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005



                                                                  Total
                           Common      Common    Accumulated   Shareholders'
                           Shares      Stock       Deficit       Equity
Balance,
 December 31, 2004      11,618,224  $42,396,639 $(38,803,703) $3,592,936

Common shares issued
  to employees             400,000            0            0           0

Net income for the
 nine months ended
  September 30, 2005             0            0    3,558,295   3,558,295

Balance,
 September 30, 2005     12,018,224  $42,396,639 $(35,245,408) $7,151,231


The accompanying notes are in integral part of the consolidated financial statements.


























                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED)

                                                Nine Months Ended September 30,
                                                          2005         2004
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             3,558,295      839,789
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
  Depreciation and amortization                          176,425      245,309
  Gain on disposal of assets                             (65,163)     (50,235)
  Compensation Expense resulting from
   issuance of restricted stock                                0       94,286
  Compensation Expense resulting from
   issuance of equity in subsidiary                            0       75,000
  Provision for bad debts                                714,399      503,503
  Minority interest expense                              175,699      114,794
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (4,747,221)  (3,735,982)
    Other receivables                                   (913,788)     (87,358)
    Prepaid expenses and other current assets           (102,893)    (294,747)
    Accounts payable                                     380,810    1,658,830
    Accrued expenses                                   1,244,160       94,442
    Accrued interest                                     (50,573)     102,470
    Insurance and claims                                 236,684      414,281
    Accrued compensation                                (238,027)     322,567
    Fuel and other taxes payable                         292,145      269,263
    Accrued Legal                                     (1,891,666)           0
                                                       ---------     --------
  Net cash (used in) provided by operating activities (1,230,714)     566,212
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                              (49,986)    (110,988)
  Proceeds from sales of fixed assets                    145,200      136,450
                                                        --------    ---------
  Net cash provided by investing activities               95,214       25,462
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit     1,375,500      (48,878)
  Principal payments on long-term debt                  (120,000)    (388,267)
  Distributions to minority interest                    (120,000)    (154,529)
                                                       ---------    ---------
  Net cash provided by(used in) financing activities   1,135,500     (591,674)
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $457,000     $228,000
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2005 and the consolidated statements of income, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2004, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year.

2. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                  Three Months Ended        Nine Months Ended
Numerator                        2005            2004         2005        2004
   Net income                  $2,325,637    $ 507,967  $ 3,558,295  $ 839,789

  Net income attributable to
   unvested minority interest
   shares in subsidiary                 0      (11,376)           0    (30,636)
                               -----------  -----------  -----------  ---------
  Net income available to
   Common shareholders for
   diluted EPS                  2,325,637      496,591    3,558,295     809,153

Denominator
    Weighted average common
    shares outstanding for
    basic EPS                 12,018,224    11,618,224   12,018,224  11,618,224

    Effect of diluted securities
    Unvested restricted stock
    Granted to employees               0       351,569            0     327,933
                                  _____________________________________________

    Weighted average shares
    Outstanding for diluted
    EPS                        12,018,224   11,969,793  12,018,224   11,946,157

3. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $3.1 million at September 30, 2005. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At September 30, 2005, the interest rate on this line of credit was at prime less .25% (6.50%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2005 the outstanding borrowings on this line of credit were $6.9 million.

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

    CAM maintains auto liability insurance up to a maximum of $1 million per occurrence for litigation related to such accidents. However, CAM's insurer, American Inter-fidelity Exchange, initially filed a declaratory judgment action asserting that it was not obligated to provide insurance coverage on this matter. As a result of the uncertainty regarding the insurance coverage for this claim, the expense recorded for this litigation was not initially reduced by any expected amounts to be recovered from the insurance company and there was no receivable established at December 31, 2004 for the amount which could possibly be covered under the auto liability policy.

    During the third quarter of 2005, the case was settled for $750,000 and the Company's insurer, American Inter-Fidelity Exchange agreed to pay the full amount of the settlement. As a result, the Company has recorded a recovery on this litigation of $1.7 million for the three and nine months e nded September 30, 2005.

    On November 4, 2005, a punitive class action law suit entitled Coleman vs. Patriot Logistics, Inc., Case No. 3:05-CV-1152-20MMH, was filed against a subsidiary of the Company in the Untied States District Court for the Middle District of Florida, Jacksonville Division. In general, the suit, which was brought on behalf of independent owner-operators who do business with the defendant, alleges that the vehicle lease agreements between the defendant and the plaintiffs violated applicable law and that the defendant underpaid, or overcharged, the plaintiffs under those vehicle leases.

4. LEGAL PROCEEDINGS (continued)

The Company is unable to assess the outcome of this case at this time. The Company intends to vigorously contest the lawsuit.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2005 and 2004 and in the Company's Form 10-K for its fiscal year ended December 31, 2004, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

The following table sets forth the percentage relationships of expense items to revenue (excluding recovery of legal settlements) for the nine months ended September 30, 2005 and September 30, 2004:

                                                      2005     2004
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.6     73.8
    Commissions                                        10.2     10.0
    Insurance and claims                                3.9      4.3
    Salaries, wages and other                           6.0      6.0
    Other operating expenses                            4.2      4.9
                                                     -------   ------
     Total operating expenses                          97.9     99.0

    The Company's operating revenues increased to $121.5 million for the nine months ended September 30, 2005 from $103.7 million for the same period in 2004. This is an increase of 17.2%. This increase is attributable to the continued growth of Patriot Logistics, Inc., Keystone Logistics, Inc., and Keystone Lines Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    In 2004 the Company setup a legal reserve in the amount of $1.7 million. During the third quarter of 2005 the litigation was settled for an amount within the coverage limits of the liability insurance policy and the Company's insurance provider took responsibility for the settlement of this lawsuit resulting in a $1.7 million dollar recovery. This income is presented as recovery on litigation settlement.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased slightly to 73.6% of revenue for the nine months ended September 30, 2005 from 73.8% for the nine months ended September 30, 2004. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased slightly to 10.2% of revenue for the nine months ended September 30, 2005 compared to 10.0% of revenue for the nine months ended September 30, 2004. In total, purchased transportation and commissions remained consistent as a percentage of revenue for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

    Insurance and claims decreased slightly to 3.9% of revenue for the nine months ended September 30, 2005 compared to 4.3% of revenue for the nine months ended September 30, 2004. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

     Salaries, wages, and fringe benefits remained constant as 6.0% of revenue for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Other operating expenses as a percentage of revenue decreased to 4.2% of revenue for the nine months ended September 30, 2005 from 4.9% for the nine months ended September 30, 2004. This decrease can be attributed to newer offices, which opened during 2004 whose fixed expenses have remained relatively constant while the revenue has continued to increase. While not all operating expenses are directly variable with revenue, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations.

    Based on the changes in revenue and expenses described above, operating income increased by $3,122,269. Operating income for the nine months ended September 30, 2005 was $4,176,215 compared to $1,053,946 for the nine months ended September 30, 2004.

    Interest expense increased by $73,482 in 2005. Interest expense for the nine months ended September 30, 2005 was $404,821 compared to interest expense of $331,339 for the nine months ended September 30, 2004.

    This increase in interest expense is primarily attributable to the increase in interest rates in the past year. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At September 30, 2005, the interest rate charged on the loan with US Bank was prime less .25% (6.50%). At September 30, 2004 the interest rate charged on the loan with US Bank was prime (4.75%).

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property, storage and equipment usage fees. Non-operating (income) expense, exclusive of interest expense, was ($262,710) for the nine months ended September 30, 2005 versus ($231,776) for the nine months ended September 30, 2004. This is an increase of ($30,934).

    The Company also recognized minority interest expenses of $175,699 and $114,794 for the nine months ended September 30, 2005 and 2004 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the company.

    At September 30, 2005 the Company has realized a net deferred tax asset Of $1,200,000 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at September 30, 2005. Income tax expense increased to $300,110 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004 primarily as a result of income taxes attributed to income of the Company's 60% subsidiary Carolina National. Carolina
National files its own income tax return and therefore net operating losses of the Company are not available to reduce taxable income of Carolina National.

    As a result of the factors described above, net income for the nine months ended September 30, 2005 was $3,558,295 compared with $839,789 for the same period in 2004.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

The following table sets forth the percentage relationships of expense items to revenue (excluding recovery of legal settlement) for the three months ended September 30, 2005 and September 30, 2004:

                                                       2005     2004
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.1     73.9
    Commissions                                        10.3      9.5
    Insurance and claims                                3.6      4.0
    Salaries, wages and fringe benefits                 6.4      6.0
    Other operating expenses                            4.5      5.0
                                                     -------   ------
     Total operating expenses                          97.9     98.4

    The Company's operating revenues increased to $41.8 million for the three months ended September 30, 2005 from $37.0 million for the same period in 2004. This is an increase of 13.0%. This increase is attributable to the continued growth of Patriot Logistics, Inc., Keystone Logistics, Inc., and Keystone Lines Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    In December 2004 the Company setup a legal reserve in the amount of $1.7 million. During the third quarter of 2005 the litigation was settled for an amount within the coverage limits of the liability insurance policy and the Company's insurance provider, American Inter-fidelity Exchange, took responsibility for the settlement of this lawsuit resulting in a $1.7 million dollar recovery. This income is presented as recovery on litigation settlement.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased to 73.1% of revenue for the three months ended September 30, 2005 from 73.9% for the three months ended September 30, 2004. The slight decrease was offset by the increase in commissions.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 10.3% of revenue for the three months ended September 30, 2005 from 9.5% of revenue for the three months ended September 30, 2004. As previously described, the increase in commissions of 0.8% of revenue was offset by the decrease in purchased transportation of 0.8%. In total, purchased transportation and commission remained consistent at 83.4% of revenue. Minor fluctuations in these percentages can be expected as each agent has slightly different negotiated rates and as the mix of our business changes, these percentages may fluctuate slightly.

    Insurance and claims decreased to 3.6% of revenue for the three months ended September 30, 2005 from 4.0% of revenue for the three months ended September 30, 2004. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.4% of revenue can be attributed to the decrease in insurance costs by one of the Company's operations that were able to negotiate lower insurance rates upon renewal of their policy. The decrease can also be attributed to a decrease in claims incurred by certain operations of the Company.

    Salaries, wages, and fringe benefits were 6.4% of revenue for the three months ended September 30, 2005 compared to 6.0% of revenue for the three months ended September 30, 2004. This increase is partially attributable to additional compensation from one of the Company's operations and the addition of personnel hired to accommodate the expansion of terminals.

    Other operating expenses decreased to 4.5% of revenue for the three months ended September 30, 2005 from 5.0% for the three months ended
September 30, 2004. This decrease can be attributed to newer offices, which opened during 2004, whose fixed expenses have remained retatively constant while the revenue has continued to increase. While not all operating expenses are directly variable with revenue, the increased revenue directly impacts several components of operating expenses due to the Company adding new locations.

    Based on the changes in revenue and expenses described above, operating income increased by $2,059,334. Operating income for the three months ended September 30, 2005 was $2,637,683 compared to $578,349 for the three months ended September 30, 2004.

   Interest expense increased by $10,666, from $134,314 for the three months ended September 30, 2004 to $144,980 for the three months ended September 30, 2005. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At September 30, 2005, the interest rate charged on the loan with US Bank was prime less
..25% (6.50%). At September 30, 2004 the interest rate on this loan was prime (4.75%).





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees as well as gain on disposal of equipment. Non-operating (income) expense, exclusive of interest expense, was ($40,942) for the three months ended September 30, 2005 versus ($111,056) for the three months ended September 30, 2004. This is a decrease of ($70,114).

    Minority interest expense was $58,571 and $47,124 for the three months ended September 30, 2005 and 2004, respectively, relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the Company.

    At September 30, 2005 the Company has realized a net deferred tax asset of $1,200,000 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at September 30, 2005. Income tax expense increased to $149,437 for the three months ended
September 30, 2005 compared to $0 for the three months ended September 30, 2004 primarily as a result of income taxes attributed to the income of the Company's 60% subsidiary Carolina National. Carolina National files its own income tax return and therefore net operating losses of the Company are not available to reduce taxable income of Carolina National.

    As a result of the factors described above, net income for the three months ended September 30, 2005 was $2,325,637 compared with $507,967 for the same period in 2004.

Liquidity and Capital Resources

    Net cash used in operating activities decreased $1.8 million from $566,212 for the nine months ended September 30, 2004 to ($1,230,714) for the nine months ended September 30, 2005. Cash provided by operations before changes in working capital increased $2.8 million from $1.8 million at September 30, 2004 to $4.6 million at September 30, 2005. Because the
Company continues to experience growth, a significant amount of the cash generated from operations is used to fund this growth and the related working capital needs.

    Net cash provided by investing activities was $95,214 for the nine months ended September 30, 2005 compared to $25,462 for the nine months ended September 30, 2004. Net cash provided by investing activities increased due to the sale of certain trailers at one of the Company's operations that was closed in 2004.

    Net cash provided by (used in) financing activities increased $1,727,174 from ($591,674) for the nine months ended September 30, 2004 to $1,135,500 for the nine months ended September 30, 2005. The Company borrowed additional funds of $1,375,500 from the revolving line of credit during 2005 versus repayments of ($48,878) on the revolving line of credit during 2004. Repayments on long-term debt decreased $268,267 from ($388,267) for the nine months ended September 30, 2004 to ($120,000) for




Liquidity and Capital Resources (Continued)

the nine months ended September 30, 2005. Contributing to the cash usage was the distribution to the minority interest shareholders of $120,000 and $154,529 for the nine months ended September 30, 2005 and 2004, respectively.

    The Company has a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $3.1 million at September 30, 2005. The interest rate is based upon certain financial covenants and may range from prime to prime less ..50%. At September 30, 2005, the interest rate on this line of credit was at prime less .25% (6.50%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2005 the outstanding borrowings on this line of credit were $6.9 million.

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

    The Company believes it has a system of internal controls designed to enable it to produce accurate and timely financial reports. As a result of the Sarbanes-Oxley Act and the recently adopted rules of the Securities & Exchange Commission and the Public Company Accounting Oversight Board, in connection with the audit of the Company's consolidated financial statements for the fiscal year ending December 31, 2007, the Company will be required to furnish the SEC with management's and the Company's independent auditors' attestation with regard to the operation of its internal controls. In order to provide those attestations, the Company will have to revise, replace and supplement portions of its internal controls and will have to comprehensively document all of its internal controls. The Company has not yet developed plans to fully accomplish this, although preliminarily it has concluded that it will require substantial work likely to cost in excess of $500,000 plus the time of management and several employees. Originally, given the limited resources of the Company, it was not entirely clear whether the Company would be able to meet this deadline but given the extended deadline of the Sarbanes-Oxley Act and the recently adopted rules of the Securities & Exchange Commission and the Public Company Accounting Oversight Board, the Company believes that this makes the efforts to comply more manageable.








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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .25% (at September 30, 2005 the rate was 6.50%). The interest rate is based on certain financial covenants and may range from prime to prime less .50%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime plus .75% to prime plus 1%.

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

    The Company has approximately $160,000 of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2005.

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the three and nine months ended September 30, 2005 or 2004.




Certain Relationships and Related Transactions (Continued)

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for the three and nine months ended September 30, 2005 or 2004. For fiscal 2004, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had net worth of approximately $6.9 million, part of which is attributable to other policyholders of AIFE.

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

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.8 million at September 30, 2005. In addition, the Company had approximately $1.2 million of accrued interest due under these notes payable.

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



Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a) (1)     List of Exhibits

       The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

Exhibit 10.12 Amended and Restated Loan Agreement with US BANK and Carolina National Transportation Inc., Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc.

Exhibit 10.13 Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation Inc., Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc.

Exhibit 10.14 Second Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc.

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

November 11, 2005