Form 10-K
period 2005-12-31
US 1 INDUSTRIES INC
filed 2006-03-21
CIK 351498

FORM 10-K

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2005.
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                              Commission File No.  1-8129.

                                 US 1 INDUSTRIES, INC.
                             _____________________________

                 (Exact name of registrant as specified in its charter)

             Indiana                                95-3585609
        _____________________             ___________________________________
      (State of Incorporation)            (I.R.S. Employer Identification No.)

          1000 Colfax, Gary, Indiana                         46406
    _______________________________________              ___________
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (219) 977-5225
                                                    ___________________
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                          on which registered
__________________________                   _____________________
Common Stock, no par value                    None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Securities Act.
Yes ___ No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____Accelerated filer ____Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _X__ No ____




On March 21, 2006, there were 12,018,224 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,464,259. For purposes of the forgoing statement, directors, officers and greater than 5% shareholders of the registrant have been assumed to be affiliates.



































































                       TABLE OF CONTENTS

PART 1
________

Item 1.   Description of Business                                 1
Item 1a.  Risk Factors                                            4
Item 1b.  Unresolved Staff Comments
Item 2.   Properties                                              6
Item 3.   Legal Proceedings                                       7
Item 4.   Submission of Matters to a Vote of Security Holders     8

PART II
_______

Item 5.   Market for Registrants Common Equity, Related
          Stockholder Matters, and Issuer Purchases of Equity
          Securities                                              8
Item 6.   Selected Financial Data                                 9
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    10
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                            17
Item 8.   Financial Statements and Supplementary Data            18
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                    34
Item 9a.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                    34

Item 9b.  Other Information                                      34

PART III
________

Item 10.  Directors and Executive Officers of the Registrant     35
Item 11.  Executive Compensation                                 36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters             37
Item 13.  Certain Relationships and Related Transactions         39

Item 14.  Principal Accounting Fees and Services                 40

PART IV
_______

Item 15.  Exhibits and Financial Statement Schedules             41


SIGNATURES

























                                 PART 1

Item 1. Business

    The registrant, US 1 Industries, Inc., is a holding company that owns subsidiary operating companies, most of which are interstate trucking companies operating in 48 states. For descriptive purposes herein, US 1 Industries, Inc. may hereinafter be referred to, together with its subsidiaries, as "US 1" or the "Company". The Company's business consists principally of truckload operations, for which the Company obtains a significant percentage of its business through independent agents, who then arrange with independent truckers to haul the freight to the desired destination.

    US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's principal subsidiaries consist of Antler Transport, Inc., Blue and Grey Transport, Inc., Blue and Grey Brokerage, Inc., Carolina National Logistics, Inc., Carolina National Transportation, Inc., Friendly Transport, Inc., Five Star Transport, Inc., Keystone Logistics, Inc., Unity Logistics Inc., Gulf Line Brokerage, Inc., Gulf Line Transportation, Inc., Keystone Lines,
Inc., Cam Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., US1 Logistics, Inc., and TC Services, Inc.
Most of these subsidiaries operate under authority granted by the United
States Department of Transportation (the "DOT") and various state agencies.
The Company's operating subsidiaries generally maintain separate offices, have their own management teams, officers and directors, and are run independently of the parent and each other.

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

    In 2003, the operation known as Patriot Logistics, Inc. began using employees to staff the terminals rather than independent sales agent. This operation accounted for approximately 27% and 23% of the Company's consolidated revenues in 2005 and 2004, respectively.













Marketing and Customers

          The Company, through its subsidiaries, conducts the majority of its business through a network of independent agents who are in regular contact with shippers at the local level. The agents have facilities and personnel to monitor and coordinate shipments and respond to shippers' needs in a timely manner.

    These agents are typically paid a commission of 6% to 13% of the Company's revenues from the agents' trucking operations.

    During 2005, the Company utilized the services of approximately 68 agents. No agent accounted for more that 10% of revenue during 2005. One agent accounted for 10.3%, and 11.3% of the Company's revenue for the years ended December 31, 2004, and 2003, respectively,. Otherwise, no other agent accounted for more than 10% of revenue during any of these years. The
Company shipped freight for approximately 1,000 customers in 2005, none of which accounted for more than 10% of the Company's revenues.

Independent Contractors

    The independent contractors (persons who own the trucks) used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear many of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits. These independent contractors are paid 65% to 78% of the charges billed to the customer. The Company requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT. The Company is also required to conduct random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

    At December 31, 2005, the Company, through its subsidiaries, had approximately 98 full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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

Insurance

    US 1's subsidiary trucking companies purchase liability insurance coverage of up to $1 million per occurrence with a $5,000 to $50,000 deductible for the operation of the trucks. They also buy cargo insurance coverage of up to $250,000 per occurrence with up to a $50,000 deductible. The companies also purchase a commercial general liability policy with a limit of $2,000,000 combined single limit and no deductible. The current insurance market is volatile with significant rate changes that could adversely affect the cost and availability of coverage. In addition, the insurance coverage that the companies purchase may, given the recent trend toward exorbitant jury verdicts, not be sufficient to cover losses experienced by the companies.

Insurance (continued)

    One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2005, 2004 and 2003, cash paid to AIFE for insurance premiums and deductibles was approximately $4,787,000, $5,673,000, and $5,373,000, respectively.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ended December 31, 2005, 2004, and 2003. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2005, 2004 and 2003.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ended December 31, 2005, 2004, and 2003. For fiscal 2005, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had a net worth of approximately $6.9 million, part of which is attributable to other policy-holders of AIFE.

    In addition, the Chief Executive Officer and Chief Financial
Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $300,000, $405,000, and $354,000 for the years ended December 31, 2005, 2004, and 2003, respectively. These management fees are available to be paid as dividends to these officers and directors of the company.

Independent Contractor Status

    From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or the regulations promulgated thereunder. In addition, under
Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

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

Regulation

    The Company, through its subsidiaries is a common and contract motor carrier regulated by the DOT and various state agencies. Among other things, this regulation imposes requirements on the Company with regard to the agreements that it has with owner-operators and the terms of payment to them. The Company's compliance with these regulations is the subject of the litigation described in Item 3. Otherwise, management does not believe that regulation by the DOT or by the states, currently has a material effect on the Company's operations. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

Regulation (continued)

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

Environmental Regulation

    The Company's subsidiary, TC Services, Inc. owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the Arizona environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine the extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance in the Company's consolidated financial statements at December 31, 2005 and 2004.

Item 1A. Risk Factors

    The Company makes forward-looking statements in this document and in other materials it files with the SEC or otherwise makes public. In addition, senior management of the Company might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning the Company's future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our services, and other statements of the Company's plans, beliefs, or expectations, are forward -looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements the Company makes are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in the following paragraphs and in the other documents that we file with the SEC.

    The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Factors That May Affect Future Results and/or Forward- Looking Statements

Insurance Limits. The Company currently purchases insurance coverage for commercial trucking claims with limits of up to $1,000,000 per occurrence. Liability associated with accidents in the trucking industry is severe (sometimes in excess of $1,000,000) and occurrences are unpredictable. If a claim for an amount in excess of $1,000,000 was successful, it could have a material adverse effect on US 1 and its subsidiaries, including its results of operations and financial condition.








Factors That May Affect Future Results and/or Forward- Looking Statements (continued)

Increased severity or frequency of accidents and other claims. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. While the Company generally retains deductibles of under $50,000, a material increase in the frequency or severity of accidents, or cargo claims or the unfavorable development of existing claims could have a material adverse effect through increased insurance costs on US 1 and its subsidiaries, which would adversely affect its results of operations and financial condition.

Dependence on third-party insurance companies. The cost of insurance coverage for commercial trucking varies dramatically, but is expensive. Further, the ability of US 1 to purchase coverage for losses in excess of $1,000,000 is very limited. US 1 relies on AIFE for about 70% of its insurance. AIFE is controlled by Mike Kibler and Harold Antonson and is managed by Lex Vendetti, all of whom are directors of the Company. AIFE, in turn, retains some of the risk and reinsures the remainder. US 1's access to affordable insurance other than through AIFE historically has been quite limited. Should the premiums charged by AIFE increase significantly, or should coverage be limited in any way or be unavailable, it could have a material adverse affect on the Company and its results of operations and financial condition.

Dependence on independent commission agents. As noted above in Item 1, "Business," the Company markets its services primarily through independent commission agents. Currently the Company has a network of 68 agents.
During 2005, 55 of these agents generated revenue for US 1 of at least $1,000,000 and one agent generated approximately $11,000,000, or 7% of US 1's total revenue. The Company competes with motor carriers and other third parties for the services of these independent agents. US 1's contracts with these agents typically are terminable upon 30-days notice by either party and do not restrict the ability of a former agent to compete with US 1 following a termination. The loss of some of the Company's agents or a significant decrease in volume generated by these agents could have a materially adverse effect on US 1, including its results of operations and revenue.

Dependence on third-party owner operators. As noted above in Item 1, "Business," US 1 does not generally own trucks and relies on owner/operators who operate as independent contractors and unrelated trucking companies to transport freight for its customers. US 1 competes with other motor carriers and third parties for the services of owner/operators. All the freight hauled by the Company is by these owner/operators. A significant decrease in available capacity provided by either of these parties could have a material adverse effect on US 1, including its results of operations and revenue.

Dependence on key personnel. The Company is dependent on the services of its officers, particularly the officers of its subsidiaries. All of these officers are free to leave the Company and start competing operations. None have agreed to any covenant not to compete. Given the nature of the relationship with the agents and owner/operators, as described above, it would be relatively easy for the Company to loose a substantial amount of business if one or more of these key people left and set up a competing operation. This in turn could have a material adverse effect on the Company, including its results of operations and revenue.

Disruptions or failures in the Company's computer systems. The Company's information technology systems used in connection with its operations are located in Chicago, IL and Gary, IN. US 1 relies in the regular course of business on the proper operation of its information technology systems to link its network of customers, agents and owner operators. These systems in turn are dependent on operation of the Internet. Any significant disruption or failure of these systems could significantly disrupt the Company's operations and impose significant costs on the Company.





Factors That May Affect Future Results and/or Forward- Looking
Statements (continued)


Status of Owner/Operators. From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of owner/operators' classification to employees (from independent contractors) for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or the regulations there under. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice. US 1 treats its owner/operators as independent contractors. The classification of owner/ operators as independent contractors does require significant analysis of the facts relating to their service to the Company.

    Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect the Company's results of operations if the Company were unable to reflect them in its fee arrangements with the owner/operators and agents or in the prices charged to its customers.

Financial Condition. Relative to the size of the Company's business (2005 operating revenue of $167 million), US 1 has relatively little shareholders' equity ($7.9 million as of December 31, 2005). As a result, should US 1 incur significant losses from operations, it may not have the financial resources to endure those losses. Losses could occur for any number of reasons, including uninsured or under-insured liability claims, increases in costs, or decreases in operating revenue, whether as a result of the loss of agent, owner operators or otherwise.

Credit Facility. The primary source of liquidity for US 1 is its revolving credit facility. While this facility has provided all needed liquidity in the recent past, there have been times in the history of US 1 where it was not adequate. In addition, this facility contains both affirmative and negative covenants that must be satisfied. Were the Company to fail to satisfy those covenants, it no longer would be entitled to borrow under the facility and there can be no assurances that an alternative borrowing facility would be available.

Item 1b. Unresolved Staff Comments

    None.

Item 2. Properties

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 5,000 square feet on a month-to-month basis for $4,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, AK of approximately 13,250 square feet on a month-to-month basis for $3,216. Both Companies lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.














    In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

                                        Approximate    Monthly     Lease
Subsidiary           City,State        Square Feet    Rent      Expiration

Carolina National
Transportation,Inc.      Mt. Pleasant, SC  6,280       $ 9,506    June 30, 2011
Keystone Logistics, Inc. South bend, IN    4,400         3,148    month to month
CAM Transport, Inc.      Gulfport, MS      1,200           700    Oct. 1, 2006
Patriot Logistics, Inc.  Atlanta, GA      48,750         1,788    Aug. 31, 2008
Patriot Logistics, Inc.  Houston, TX      33,000         9,000    Dec. 31, 2006
Patriot Logistics, Inc.  Laredo, TX          400         1,100    Dec. 31, 2006
Patriot Logistics, Inc.  Jacksonville, FL  1,500         5,664    Sept 30, 2007
Patriot Logistics, Inc.  Lathrop, CA       1,000         1,200    month to month
Patriot Logistics, Inc.  Lynwood, CA      18,704         8,416    July 7, 2007
Patriot Logistics, Inc.  Milpitas, CA      1,278         2,300    June 30, 2006
Patriot Logistics, Inc.  Houston, TX       4,050         2,005    Dec. 14, 2007
Transport Leasing, Inc.  Ft. Smith, AK     1,000           350    month to month
Transport Leasing, Inc.  Calhoun, GA   8.4 acres         7,500    July 14, 2007
Patriot Logistics, Inc.  Kansas City, MO     432         1,500    month to month
Patriot Logistics, Inc.  Charlotte, NC       500         2,500    May 31, 2009
Patriot Logistics, Inc.  Irving, TX        1,440         1,196    month to month
Patriot Logistics, Inc.  Fontana, CA       4,000         5,200    April 16, 2006
Patriot Logistics, Inc.  Ft. Smith, AK    13,250         3,216    month to month
Patriot Logistics, Inc.  Dallas, TX    5.0 acres         4,000    Aug 1, 2006
US1 Logistics, Inc.      Jacksonville, FL    150         1,682    month to month

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

    During the third quarter of 2005, the case was settled for $750,000 and the Company's insurer, American Inter-Fidelity Exchange agreed to pay the full amount of the settlement. As a result, the Company has recorded a recovery on this litigation of $1.7 million for the year ended December
31, 2005.

    On November 4, 2005, a punitive class action law suit entitled Coleman vs. Patriot Logistics, Inc., Case No. 3:05-CV-1152-20MMH, was filed against a subsidiary of the Company in the United States District Court for the Middle District of Florida, Jacksonville Division. In general, the suit, which was brought on behalf of independent owner-operators who do business with the defendant, alleges that the vehicle lease agreements between the defendant and the plaintiffs violated applicable law and that the defendant underpaid, or overcharged, the plaintiffs under those vehicle leases. The Company is unable to assess the outcome of this case at this time. The Company is vigorously contesting the lawsuit.

Item 3. Legal Proceedings (continued)

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

    No Matters were submitted to a vote of Security Holders during the fourth quarter of 2005.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol "USOO.OB".

    The following table sets forth for the periods indicated. The high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Calendar Year		   High	   Low
2005
First Quarter              1.65         .81
Second Quarter             1.26         .73
Third Quarter              1.40        1.04
Fourth Quarter             1.35         .91

2004
First Quarter              1.25         .81
Second Quarter             1.23         .71
Third Quarter               .84         .47
Fourth Quarter             1.07         .59


    As of February 22, 2006 there were approximately 3,083 holders of record of the Company's Common Stock.

    The Company has not paid and, for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock. The Company's current credit agreement prohibits the payment of dividends.

    The Company does not currently have any active equity compensation plans or arrangements.

    There have been no purchases made, by or on behalf of the Company, of the Company's equity securities as of December 31, 2005.




















Item 6. Selected Financial Data

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 have been audited by the Company's registered independent certified public accountants, whose report on such consolidated financial statements are included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under
Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          (in thousands, except shares and per share data)

                                       Fiscal Year Ended December 31,
                           2005        2004        2003        2002       2001
STATEMENT OF OPERATIONS DATA:
Operating revenues       $166,648   $143,313    $121,747    $104,186    $ 72,068
Purchased transportation  122,268    105,538      89,699      77,071      55,609
Commissions                17,243     14,294      12,348      10,278       6,597
Other operating costs
and expenses               24,360     23,425      17,977      14,435       8,051
Recovery of litigation
reserve                     1,700          0           0           0           0
Operating income            4,477         56       1,723       2,402       1,811
Interest expense              611        466         493         550         712
Minority interest expense      35         28         155         118           0
Income before income taxes  4,171        101       1,393       1,684       1,168
Income tax (expense) benefit  (54)       (86)          0           0         400
Net income                  4,117         15       1,393       1,684       1,568
Net Income available to
common shares            $  4,117    $    15    $  1,393    $  2,237     $ 1,465
Income per common share
  Net Income
        Basic               $0.34      $0.00       $0.12       $0.20       $0.14
        Diluted             $0.34      $0.00       $0.11       $0.20       $0.14
  Weighted average shares
  outstanding:
        Basic          12,018,224 11,618,224  11,618,224  11,075,758  10,618,224
        Diluted        12,169,739 11,964,174  11,852,507  11,075,758  10,618,224

                                      (in thousands)

                                Fiscal Year Ended December 31,
                           2005        2004      2003       2002        2001

BALANCE SHEET DATA:
Total assets
                          $33,290    $26,120     $22,077     $21,444     $11,891
  Long-term debt, including
   current portion          2,770      2,890       3,371       4,311       4,660
Working capital             9,508      5,145       4,888       2,966       2,039

  Shareholders' equity
   Deficiency               7,909      3,593       3,410       1,857      (  995)

OTHER DATA:
 Cash (used in) provided by
   operating activities    (1,599)      (271)      2,419         831      (1,364)

Cash provided by (used in)
  investing activities        146        274        (128)       (157)     (1,210)
Cash (used in) provided by
  financing activities     (1,453)        (3)     (2,291)       (996)      2,895




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Because the Company does not generally own its own trucks, purchased transportation is the largest component of the Company's operating expenses and increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are similarly based on contractually agreed-upon percentages of revenue.

    A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease, on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. One of the Company's subsidiaries had a substantial verdict entered against it in 2004. In 2005 the case was settled for $750,000 and the Company's insurer, AIFE agreed to pay the full amount of the settlement. The Company recorded a recovery on this litigation of $1.7 million. See "Item 3. Legal Proceeding".

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may be distorted in comparisons somewhat.

    The following table set forth the percentage relationships of expense items to revenue for the periods indicated:

Fiscal Years
                                                 --------------------------
                                                  2005      2004     2003
                                                 ------    ------   ------
Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       73.4     73.6     73.7
    Commissions                                    10.3     10.0     10.1
    Insurance and claims                            3.9      4.2      4.4
    Litigation judgment                             0.0      1.2      0.0
    Salaries, wages and fringe benefits             6.4      6.3      5.6
    Other operating expenses                        4.3      4.6      4.8
            Total operating expenses               98.3     99.9     98.6
Operating income                                    1.7%     0.1%     1.4%

Critical Accounting Policies and Estimates

    US 1's financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations.









Critical Accounting Policies and Estimates (continued)

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

    The Company records an allowance for doubtful accounts based on (1) specifically identified amounts that it believes to be un-collectable and (2) an additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and (3) our assessment of the general financial conditions affecting our customer base. At December 31, 2005, the allowance for doubtful accounts was $1,365,000 or approximately 5% of total trade accounts receivable. If actual collections experience changes, revisions to the Company's allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, US 1 reviews the components of other receivables, consisting primarily of advances to drivers and agents, and writes off specifically identified amounts that it believes to be un-collectable.

    Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Amounts payable for purchased transportation, commissions and insurance are accrued when incurred.

The Company's involved in various litigation matters in the normal course of business. Management evaluates the likelihood of a potential loss from the various litigation matters on a quarterly basis. When it is probable that a loss will occur from litigation and the amount of the loss can be reasonably estimated, the loss is recognized in the Company's financial statements. If a potential loss is not determined to be both probable and reasonably estimated, but there is at least a reasonable possibility that a loss may be incurred, the litigation is not recorded in the Company's financial statements but this litigation is disclosed in the footnotes of the financial statements.

     The Company's subsidiaries carry insurance for auto liability, property damage, and cargo loss and damage through various programs. About 70% of the Company's liability insurance is obtained from AIFE, a related party. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

     AIFE is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability, property damage, and cargo loss and damage insurance coverage to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2005, 2004 and 2003, cash paid to AIFE for insurance premiums and deductibles was approximately $4,787,000, $5,673,000, and $5,373,000, respectively.

     The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2005. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2005, 2004 and 2003.






Critical Accounting Policies and Estimates (continued)

     If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2005, 2004, and 2003. The subsidiaries of the Company currently account for the majority of the premiums of AIFE. For fiscal 2005, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had net worth of approximately $6.9 million, part of which is attributable to other policyholders of AIFE.

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2005, the Company's deferred tax asset of approximately $18.8 million consists principally of net operating loss carry-forwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized. The Company has based its estimate of the future utilization of the net operating loss upon its estimate of future taxable income as well as the timing of expiration of the Company's net operating loss carry-forwards. Approximately 62% of the Company's net operating loss carry-forwards will expire in 2006, with substantially all of the net operating loss carry-forwards expiring by 2010.

    At December 31, 2005, the valuation allowance for deferred tax assets was approximately $17.1 million. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required.

2005 Compared to 2004

    Revenue for the 2005 fiscal year was $166.6 million, an increase of $23.3 million, or 16.3%, over revenue for the 2004 fiscal year. The increase was attributable to the continued growth of Patriot Logistics, Inc., Keystone Logistics, Inc., and Keystone Lines, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner/operators. However, in total, commissions and purchased transportation would typically be expected to
remain relatively consistent as a percentage of revenue.   Purchased
transportation and commissions in total averaged 83.7% of revenue in fiscal 2005 versus 83.6% of revenue in fiscal 2004.

    In 2003, the operation known as Patriot Logistics, Inc. began using employees to staff the terminals rather than independent sales agent. This operation accounted for approximately 27% and 23% of the Company's consolidated revenues in 2005 and 2004, respectively.

    Insurance and claims decreased in 2005 to 3.9% of revenue compared to 4.2% of revenue for 2004. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.3% of revenue can be attributed to the decrease of certain operations' claim activity for the year ended December 31, 2005 in comparison to that of the same period for 2004. The Company obtains a significant amount of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 5 to consolidated financial statements).



2005 Compared to 2004 (continued)

    Litigation judgment decreased $1.7 million in 2005. This decrease is the result of a settlement rendered during third quarter 2005 pertaining to a personal injury case relating to an auto accident, which occurred in March 2001 against a subsidiary of the Company, Cam Transport, Inc., in the amount of $1.7 million. During the third quarter of 2005, the case was settled for $750,000 and the Company's insurer, AIFE agreed to pay the full amount of the settlement. As a result, the Company has recorded a recovery on this litigation of $1.7 million for the fiscal year ended December 31, 2005. This case is discussed in detail under "Item 3. Legal Proceeding".

    Salaries, wages and fringe benefits increased slightly to 6.4% of revenue compared to 6.2% of revenue for the same period of time in 2004. This increase can be attributed to the addition of personnel hired to accommodate the growth of expanding terminals that have not yet begun to or did not produce at their full revenue potential.

    Other operating expenses decreased slightly as a percentage of revenue to 4.3% in 2005 from 4.7% in 2004. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company's subsidiaries have expanded by adding new terminals and operations resulting in the addition of new locations resulting in an increase in operating expenses such as rent. Operating expenses increased $0.5 million from $6.7 million in 2004 to $7.2 million in 2005. Two factors that contribute to this increase are changes in rent expense and bad debt expense. Rent expense increased by $0.2 million from $0.8 million for 2004 to $1.0 million for 2005. Bad debt expense increased by $0.2 million from $0.8 million in 2004 to $1.0 million in 2005.

    Based on the changes in revenue and expenses discussed above, operating income increased by $4.4 million from $.06 million in 2004 to $4.5 million in 2005. Included in operating income for 2005 is a $1.7 million recovery relating to litigation. We do not anticipate any such recoveries in fiscal 2006.

    Interest expense increased slightly to $0.6 million in 2005 from $0.5 million in 2004. This increase in interest expense is primarily attributable to the increase in interest rates in the past year. The rate on the Company's credit facility with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. An increase in the funds the Company borrowed against its line of credit during 2005 also resulted in higher interest expense. At December 31, 2005 the interest rate charged on the credit facility with US Bank was prime less .25%
(7.00%). At December 31, 2004 the Company's interest rate on the credit facility with its lender was at prime (5.25%).

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $0.2 million in 2005 from 2004. This decrease was due primarily to the gain on the sale of equipment the Company incurred during 2004.

    The Company also recognized minority interest expense of $.35 million and $.28 million relating to the minority shareholders' portion of its subsidiary, Carolina National Transportation, Inc., net income for the years ended December 31, 2005 and 2004, respectively. Carolina National Transportation, Inc., is a 60% owned subsidiary of the Company.

    The Company has net operating loss carry-forwards of approximately
$24 million at December 31, 2005. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2006 through 2010. Approximately 62% of the Company's net operating loss carry-forwards will expire in 2006.

    As a result of the factors outlined above, net income in 2005 was $4.1 million compared with $.14 million in 2004.




2004 Compared to 2003

    Revenue for the 2004 fiscal year was $143.3 million, an increase of $21.6 million, or 17.7%, over revenue for the 2003 fiscal year. The increase was attributable to the continued growth of Patriot Logistics, Inc., and Keystone Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and/or independent agents and independent truckers.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner-operators. However, in total, commissions and purchased transportation would typically be expected to
remain relatively consistent as a percentage of revenue.   Purchased
transportation and commissions in total averaged 83.6% of revenue in fiscal 2004 versus 83.8% of revenue in fiscal 2003.

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

    Litigation judgment increased $1.7 million in 2004. This increase is the result of a verdict entered on March 16, 2005 against a subsidiary of the Company, Cam Transport, Inc., in the amount of $1.7 million for a personal injury case relating to an auto accident which occurred in March 2001. This case is discussed in detail under "Item 3. Legal Proceedings."

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



2004 Compared to 2003 (continued)

    Based on the changes in revenue and expenses discussed above, operating income decreased by $1.7 million from $1.7 million in 2003 to $.06 million in 2004.

    Interest expense decreased slightly to $0.47 million in 2004 from $0.49 million in 2003. This decrease in interest expense was primarily attributable to a decrease in the funds the Company borrowed against its line of credit during 2004. The rate on the Company's revolving line of credit is currently based on certain financial covenants and may range from prime to prime less ..50%. At December 31, 2004 the Company's interest rate on the loan with its lender was at prime (5.25%).

    Other income includes income from rental property, storage fees, and gain on the sale of fixed assets. Other income increased $.22 million in 2004 from 2003. This increase was due primarily to the gain on the sale of equipment.

    The Company also recognized minority interest expense of $.03 million and $.2 million relating to the minority shareholders' portion of its subsidiary, Carolina National Transportation, Inc., net income for the years ended December 31, 2004 and 2003, respectively. Carolina National Transportation, Inc., is a 60% owned subsidiary of the Company.

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

Liquidity and Capital Resources

    During fiscal 2005, the Company's financial position continued to improve. The Company had shareholders' equity of $7.9 million at December 31, 2005 compared with $3.6 million at December 31, 2004. Working capital at December 31, 2005 was $9.5 million compared to $5.1 million at the end of 2004. This increase in working capital was due to continuing profitability.

    Net cash (used in) provided by operating activities increased $1,327,898 from $270,919 for the year ended December 31, 2004 to ($1,598,817) for the year ended December 31, 2005. The increase in net cash used in operating activities was attributable to an increase in working capital needed to fund continued growth of the Company. Accounts receivable increased $7,088,536 due to increased revenue at several of the Company's subsidiaries. This increase was somewhat offset by an increase in accounts payable of $2,464,739. This is due to the fact that the Company's customers typically pay 30-45 days from the invoice date while payment terms to many agents and independent owner operators are typically less than 15 days.

    Net cash provided by investing activities was $145,819 for the year ended December 31, 2005 compared to $274,470 for the year ended
December 31, 2004. This decrease was primarily the result of proceeds from the sale of certain trailers.

    Net cash provided by (used in) financing activities increased $1,456,549 from ($3,551) for the year ended December 31, 2004 to $1,452,998 for the year ended December 31, 2005. The increase resulted from the increase in the Company's line of credit balance due to the funding needed for the growth of the Company's existing terminals. The Company and its



Liquidity and Capital Resources (continued)

subsidiaries borrowed additional funds of $1,692,998 from the revolving line of credit during 2005 versus $628,602 in 2004. There were no principal payments of long-term debt during 2005 other than a $120,000 payment on shareholder loans. This contrasts with 2004 during which there were $477,624 of principal payments. Also contributing to the cash usage was a distribution to the minority interest shareholders of $120,000 and $154,529 for 2005 and 2004, respectively.

   The Company has a $10 million revolving line-of-credit. The maturity date of the Company's revolving line of credit is October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate is based upon certain financial covenants and may range from prime to prime less 0.50%. At December 31, 2005, the interest rate on this line of credit was at prime less .25% (7.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Availability under this line of credit was approximately $2.8 million at December 31, 2005. The Chief Executive Officer and Chief Financial Officer of the Company guarantee borrowings of up to $1.5 million, under the credit facility. At December 31, 2005, the outstanding borrowings on this line of credit were $7.2 million.

    The Company is dependent upon the funds available under its line of credit agreement for liquidity. As long as the Company can fund the equivalent of 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis.

    The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees, and principal, any adverse change in the business of the Company, or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At December 31, 2005, the Company was in compliance with these financial covenants.

    The Company also has approximately $2.8 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the lender of the revolving credit facility and matures on October 1, 2007. Repayment of the subordinate debt would require approval from the lender of the revolving credit facility. The subordinated debt has historically been extended prior to maturity.

The following is a table of our contractual obligations and other commercial commitments as of December 31, 2005 (dollars in thousands):

                                   Less than        2-3        4-5       After
  _                        Total       1 year         Years      Years   5 years
Revolving Line of Credit $ 7,711     $7,711      $     0   $      0    $    0
Long-Term Debt             2,991          0        2,991          0         0
Operating Leases           1,433        636          499        241        57
Total Contractual
Obligations              $12,135     $8,347       $3,490       $241       $57

 (payments include principal and interest (1))
  interest calculated using interest rates at December 31, 2005

Historically the revolving line of credit and long term debt has been extended prior to maturity

The Company does not have any long-term purchase commitments as of December 31, 2005.

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

Recently Issued Accounting Standards

    In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective in the first interim or annual reporting period in years beginning after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in the first quarter of fiscal 2006. The Company doesn't anticipate that the adoption of SFAS 123(R) will not have a material impact on its consolidated financial statements.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and
Error Corrections" ("SFAS 154").  SFAS 154 replaces APB No. 20,
"Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS
154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company doesn't anticipate that the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.













Off-Balance Sheet Arrangements

    The Company's subsidiaries obtain the majority of their auto liability and cargo insurance from AIFE. For the years ended December 31, 2005, 2004, and 2003, cash paid to AIFE for insurance premiums and deductibles was approximately $4,787,000, $5,673,000, and $5,373,000, respectively. If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2005, 2004, and 2003, respectively. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2005, the subsidiaries of the Company account for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had net worth of approximately $6.9 million, an undetermined portion of which is attributable to other policyholders of AIFE.

    The Company has no other off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to the impact of interest rate changes. The Company has a $10 million line of credit with a variable interest rate, which may ranges from prime (7.25% at December 31, 2005) to prime less .50%. At December 31, 2005, the interest rate on this line of credit was at 7.00%. The outstanding balance on this line of credit at December 31, 2005 was $7.2 million. The Company also has approximately $2.8 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control which bears interest at prime plus .75%. Based on the Company's outstanding borrowings at December 31, 2005, a 1% increase in the prime rate would result in approximately $100,000 of additional interest expense annually.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. As a result of this agreement, the Company has recorded interest expense in 2005 of $3,290 associated with this agreement.


































Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of US 1 Industries, Inc.
Gary, Indiana

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP
Chicago, Illinois
March 10, 2006


























                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2005 AND 2004

ASSETS

                                                       2005	        2004
CURRENT ASSETS:
 Accounts receivable-trade, less
     allowance for doubtful accounts of
    $1,365,000 and $1,023,000 respectively         $28,108,082  $22,051,059
Other receivables, including receivables due
    from affiliated entities of $144,000 and
    $175,000 in 2005 and 2004, respectively          2,343,563    1,362,631
 Prepaid expenses and other current assets             509,919      513,069
 Current deferred tax asset                            987,348      600,000
                                                   ------------  ----------
      Total current assets                          31,948,912   24,526,759

FIXED ASSETS:
   Equipment                                           859,602    1,315,233
   Less accumulated depreciation and amortization     (574,810)    (768,821)
                                                   ------------  ----------
      Net fixed assets                                 284,792      546,412
                                                   ------------  ----------
ASSETS HELD FOR SALE:
   Land                                                195,347      195,347
   Valuation allowance                                (141,347)    (141,347)
                                                  -------------  -----------
      Net assets held for sale                          54,000       54,000
Non-current deferred tax asset                         600,000      600,000
Other assets                                           402,219      392,357
                                                  -------------  -----------
TOTAL ASSETS                                       $33,289,923  $26,119,528
                                                  =============  ===========










The accompanying notes are an integral part of the consolidated financial statements.




















                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2005 AND 2004


                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      2005           2004
CURRENT LIABILITIES:
   Revolving line of credit                      $ 7,206,358    $ 5,513,360
Accounts payable                                  10,557,403      8,092,664
   Other accrued expenses                            890,026        684,068
   Insurance and claims                            1,879,623      1,341,855
   Accrued compensation                              259,601        296,681
   Accrued interest                                1,213,227      1,274,510
   Fuel and other taxes payable                      434,404         95,467
   Accrued Legal Settlements                               0      2,083,333
                                                 -----------    -----------
      Total current liabilities                   22,440,642     19,381,938
                                                 -----------    -----------

LONG-TERM DEBT(RELATED PARTY)                      2,769,708      2,889,708

MINORITY INTEREST                                    170,089        254,946

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
    Common stock, authorized 20,000,000 shares;
    no par value; 12,018,224 and 11,618,224
    shares outstanding as of both December 31,
    2005 and December 31, 2004, respectively.
                                                  42,596,639     42,396,639
   Accumulated deficit                           (34,687,155)   (38,803,703)
                                                 -----------    -----------
   Total shareholders' equity                      7,909,484      3,592,936
                                                 -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                      $ 33,289,923   $ 26,119,528
                                                 ===========  =============




The accompanying notes are an integral part of the consolidated financial statements.





















                              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME
                          YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                     2005           2004           2003

OPERATING REVENUES                    $166,647,655   $143,312,604   $121,747,394
OPERATING EXPENSES:
   Purchased transportation            122,268,349    105,537,666     89,698,731
   Commissions                          17,242,997     14,293,663     12,348,082
   Insurance and claims                  6,531,988      6,067,748      5,292,548
   Litigation Judgment                           0      1,700,000              0
   Salaries, wages, and other           10,583,201      8,994,178      6,827,806
   Other Operating expenses              7,243,817      6,663,002      5,856,846
            Total operating expenses   163,870,352    143,256,257    120,024,013

RECOVERY OF LITIGATION RESERVE           1,700,000              0              0
OPERATING INCOME                         4,477,303         56,347      1,723,381
NON OPERATING INCOME (EXPENSE):
    Interest income                         60,814         21,981         15,301
    Interest expense                      (610,785)      (465,903)      (493,411)
    Other income, net                      278,562        516,583        302,244
      Total non operating income
      (expense)                           (271,409)        72,661       (175,866)

NET INCOME BEFORE MINORITY INTEREST      4,205,894        129,008      1,547,515
    Minority Interest                      (35,143)       (27,748)      (154,529)

NET INCOME BEFORE INCOME TAXES           4,170,751        101,260      1,392,986
    Income Taxes                            54,203         86,738              0
NET INCOME                             $ 4,116,548    $    14,522    $ 1,392,986
Basic Net Income
Per Common Share                             $0.34          $0.00          $0.12

Diluted Net Income                           $0.34          $0.00          $0.12
Per Common Share
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC                                12,018,224     11,618,224     11,618,224

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING-                         12,169,739     11,964,174     11,618,224
   DILUTED






The accompanying notes are an integral part of the consolidated financial statements.
















                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 2005, 2004, and 2003


                              Common Stock                Accumulated
                          Shares         Amount       Deficit        Total

Balance at
 December 31, 2002       11,618,224   $42,068,639  $(40,211,211)  $1,857,428
Grant of restricted
 Common Stock (Note 9)            0        94,286             0       94,286
Minority interest in
 subsidiary (Note 10)             0        64,800             0       64,800
Net Income                        0             0     1,392,986    1,392,986
Balance at
 December 31, 2003       11,618,224   $42,227,725  $(38,818,225)  $3,409,500
Grant of restricted
 Common Stock (Note 9)            0       125,714             0      125,714
Minority interest in
 Subsidiary (Note 10)             0        43,200             0       43,200
Net Income                        0             0        14,522       14,522
Balance at
 December 31, 2004       11,618,224   $42,396,639  $(38,803,703)  $3,592,936
Grant of restricted
 Common Stock (Note 9)            0       200,000             0      200,000
Common shares issued
 to employees (Note 9)      400,000             0             0            0
Net Income                        0             0     4,116,548    4,116,548
Balance at
 December 31, 2005       12,018,224   $42,596,639  $(34,687,155)  $7,909,484






The accompanying notes are an integral part of the consolidated financial statements.




























                             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2005,2004 AND 2003

                                              2005          2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 4,116,548   $   14,522  $1,392,986
 Adjustments to reconcile net income to net
  cash provided by(used in) operating activities:
    Depreciation and amortization             223,286      316,875     301,303
    Compensation expense resulting from
     Issuance of equity in subsidiary               0      100,000     150,000
    Compensation expense resulting from
     restricted stock grant to officers       200,000      125,714      94,286
    Provision for bad debt                  1,031,513      726,000     765,000
    Minority interest                          35,143       27,748     154,529
    Deferred Income Tax Benefit              (387,348)           0           0
    (Gain) Loss on disposal of fixed assets  (107,485)    (166,454)     12,575
    Changes in operating assets and liabilities:
      Accounts receivable-trade            (7,088,536)  (4,867,032) (2,206,115)
      Other receivables                      (980,932)    (108,388)    394,356
      Prepaid expenses and other current
      assets                                   (6,712)    (217,905)    227,380
      Accounts payable                      2,464,739    1,079,304   1,381,716
      Accrued expenses                        205,958      306,593     (25,821)
      Insurance and claims                    537,768      552,901    (255,268)
      Accrued interest                        (61,283)     139,723     125,394
      Accrued compensation                    (37,080)     248,818     (39,410)
      Fuel and other taxes payable            338,937       67,329     (53,576)
      Accrued legal settlements            (2,083,333)   1,383,333           0
       Net cash (used in) provided by operating
          activities                       (1,598,817)    (270,919)  2,419,335
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                  (145,701)    (149,950)   (155,706)
  Proceeds from sale of fixed assets          291,520      424,420      27,900
        Net cash provided by (used in)
        investing activities                  145,819      274,470    (127,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments)
   under line of credit                     1,692,998      628,602  (1,223,722)
  Principal payments of long-term debt              0     (477,624)   (484,453)
  Repayments of shareholder loans            (120,000)           0    (455,801)
  Distribution to minority interest          (120,000)    (154,529)   (117,553)
        Net cash provided by (used in)
        financing activities                1,452,998       (3,551) (2,291,529)
NET CHANGE IN CASH                                  0            0           0
CASH, BEGINNING OF YEAR                             0            0           0
CASH, END OF YEAR                          $        0     $      0   $       0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest         $672,068     $326,180    $469,050

    The Company recognized $0, $100,000, and $150,000 of compensation expense for the years ended December 31, 2005, 2004, and 2003, respectively for the issuance of common stock of a subsidiary, which was issued to key employees as further discussed in Note 9.

    The company recognized $200,000, $125,714, and 94,286 of compensation expense for the years ended December 31, 2005, 2004 and 2003 respectively, for restricted stock granted to executives.











                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2005,2004 AND 2003

The accompanying notes are an integral part of the consolidated financial statements.

1. OPERATIONS

    The Company, through its subsidiaries, is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. One agent accounted for 10.3%, and 11.3% of the Company's revenue for the years ended December 31, 2004, and 2003, respectively. Otherwise, no other agent accounted for more than 10% of revenue during any of these years and no agent accounted for more that 10% of revenue during 2005. The Company shipped freight for approximately 1,000 customers in 2005, none of which accounted for more than 10% of the Company's revenues.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated.

   Fair Value of Financial Instruments--The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of outstanding borrowings and interest rate cap agreements approximate fair value.

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

    Earnings Per Common Share--The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement required presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. There are 151,514, 400,000, and 400,000 common stock equivalents at December 31, 2005, 2004, and 2003, respectively.

    Business Segments--Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment.

Recent Accounting Pronouncements

    In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.
SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective in the first interim or annual reporting period in years beginning after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in the first quarter of fiscal 2006. The Company doesn't anticipate that the adoption of SFAS 123(R) will not have a material impact on its consolidated financial statements.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company doesn't anticipate that the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.






                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 3. EARNINGS PER COMMON SHARE


    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS.

Numerator                         2005           2004         2003
  Net income                   $ 4,116,548   $    14,522  $ 1,392,986
  Dividends on preferred shares          0             0            0
                                 ---------    ----------   ----------
 Net income available to common
  shareholders for basic EPS     4,116,548        14,522    1,392,986

 Net income attributable to
  unvested minority
  interest shares in subsidiary          0             0      (51,509)
                                 ---------    ----------   ----------
 Net income available to common
   shareholders for diluted EPS  4,116,548        14,522    1,341,477


Denominator
    Weighted average common shares
    outstanding for basic EPS   12,018,224    11,618,224   11,618,224

    Effect of diluted securities
    Unvested restricted stock
     granted to employees          151,515       345,950      234,283

                                  _______________________________________

    Weighted average shares
    outstanding for diluted EPS 12,169,739    11,964,174   11,618,224

4. RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $66,000, $119,000 and $104,000 in 2005, 2004, and 2003, respectively. Accounts receivable due from entities affiliated through common ownership was $144,000 and $175,000 as of December 31, 2005 and 2004, respectively.

     One of the subsidiaries insurance providers, AIFE, is managed by a Director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2005, 2004 and 2003, cash paid to AIFE for insurance premiums and deductibles was approximately $4,787,000, $5,673,000, and $5,373,000, respectively.

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2005.

    Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2005, 2004 and 2003.




                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2005. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2005, the Company through its subsidiaries accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had net worth of approximately $6.9 million, a portion of which is attributable to other policyholders of AIFE.

     In addition, the Chief Executive Officer and Chief Financial
Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $300,000, $405,000, and $354,000 for the years ended December 31, 2005, 2004, and 2003, respectively. These management fees are available to be paid as dividends to these officers and directors of the company.

    In 2005 and 2004 the company paid consulting fees of $24,000 to one of its directors relating to insurance services.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7.


5. LEASES

    The Company leases its administrative offices in Gary, Indiana on a month-to-month basis for $4,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, Arkansas on a month-to-month basis for $3,216. Both offices lease their space from The Company's President/Chief Executive Officer, and Treasurer/Chief Financial Officer who are both directors of the Company.

    In addition, the Company's subsidiaries lease office space and land in Mississippi, Texas, South Carolina, Louisiana, Georgia, Missouri, North Carolina, Indiana, California, Arkansas, and Florida under operating leases ranging from one to six years.

    Rent expense under these operating leases was $1,064,000, $837,000 and $672,000 for the years ended 2005, 2004, and 2003 respectively.

Future commitments under these operating leases are as follows:

                  2006          636,183
                  2007          340,367
                  2008          158,376
                  2009          126,572
                  2010          114,072
                  2011           57,036
                              ___________
                             $1,432,606
                              ___________











6. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Availability under this line of credit was $2,793,642 at December 31, 2005. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At December 31, 2005, the interest rate on this line of credit was at prime less .25% (7.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings under the line of credit up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. The outstanding borrowings on this line of credit were $7.2 and $5.5 million at December 31, 2005 and 2004, respectively.

    The line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees, and principal, any adverse change in the business of the Company, or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At December 31, 2005, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at December 31, 2005.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. As a result of this agreement, the Company has recorded interest expense of $3,290 associated with this agreement. The fair value of this agreement was minimal at December 31, 2005.

7. LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 comprises:

                                                       2005           2004
Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 Prime + .75% (8.00%), interest only payments
 required, with principal balance due October 2007.  $1,919,708     $2,039,708


Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75% (8.00%), interest only payments
 required, principal balance due
 October 2007                                           500,000        500,000

Note payable to August Investment
 Partnership, interest at prime + .75% (8.00%),
 interest only payments required, principal
 balance due October 2007                               250,000        250,000

Mortgage note payable to August Investment
 Partnership, interest at prime + .75% (8.00%), interest
 only payments required, principal balance due
 October 2007                                           100,000        100,000

  Subtotal - related party debt                      $2,769,708     $2,889,708
            Less current portion                              0              0
            Total long-term debt                     $2,769,708    $ 2,889,708
                                                      ==========      =========





    Interest expense on related party notes was approximately $168,000, $131,000, and $137,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

    The related party notes are subordinate to the lender of the revolving line of credit facility and repayment of this debt would require the lender's approval. Historically this debt has been extended prior to maturity.

Scheduled maturities of the long-term debt at December 31, 2005 are due as follows:

2006	        $        0
2007             2,769,708
                $2,769,708

8. INCOME TAXES

The composition of income tax expense (benefit) is as follows:

December 31,                                  2005        2004         2003
___________________________________________________________________________
Current                                  $1,366,203    $746,738   $ 773,000
Deferred                                    298,000    (695,000)   (154,000)
Benefit from operating loss
  carry-forward                          (1,057,000)   (719,000)   (773,000)
Adjustment of valuation allowance        (  553,000)    754,000     154,000
                                         __________________________________
                                        $    54,203    $ 86,738   $    -
                                         __________________________________

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2005, 2004, and 2003:

December 31,                                  2005        2004         2003
___________________________________________________________________________
Income tax expense at statutory rate     $1,418,000    $ 34,000   $ 474,000
State income tax expense, net of federal    246,000      17,000     145,000
tax benefit
Adjustment of valuation allowance        (1,609,797)     35,738    (619,000)
                                         __________________________________
                                        $    54,203    $ 86,738   $    -
                                         __________________________________

    The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Carolina National, the Company's 60% owned subsidiary files a separate federal income tax return.

Deferred income taxes consist of the following:

December 31,                                 2005             2004
__________________________________________________________________________

Total deferred tax assets, relating
 principally to net operating
 loss carry-forwards                    $ 9,205,000     $21,228,000
Less valuation allowance                 (7,617,652)    (20,028,000)
__________________________________________________________________________
Total net deferred tax asset            $ 1,587,348     $ 1,200,000
__________________________________________________________________________




    At December 31, 2005 and 2004, the Company has realized a net deferred tax asset of $1,587,348 and $1,200,000 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2005.

    The Company has net operating loss carry-forwards of approximately $21.7 million at December 31, 2005. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2006 through 2010. Approximately 62% of the Company's net operating loss carry forwards will expire in 2006.

9. STOCK COMPENSATION

    In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. In December 2004, the Board of Directors extended the
vesting period until March 2005.   As a result, the Company incurred $0,
$125,712, and $94,286 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the years ended December 31, 2005, 2004, and 2003, respectively. The shares were issued during the first quarter of 2005.

    In December 2005, the Company granted 151,514 shares (75,757 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer based on certain earnings criteria. These shares will vest as of January 1, 2006. As a result, the Company incurred $200,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the year ended December 31, 2005. The shares are to be issued during the first quarter of 2006.

10. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of its subsidiary, Carolina National Transportation, Inc. ("Carolina"), in which these employees earned a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieved positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company incurred total compensation expense of $400,000 over the three-year vesting period. The Company incurred compensation expense of $100,000 for the year ended December 31 2004, and $150,000 for each of the years ended December 31, 2003 and 2002. The excess of the fair value of the Carolina common stock issued over the book value of this common stock is reflected as a credit to common stock in the amount of $43,200, $64,800, and $64,802 for fiscal 2004, 2003, and 2002, respectively.
The Company also recognized minority interest expense of $35,143, $27,748, and $154,529 relating to the employees' portion of Carolina's net income for the years ended December 31, 2005, 2004, and 2003, respectively. Carolina paid dividends of $120,000, $154,529 and $117,553 to the minority shareholders for the years ended December 31, 2005, 2004 and 2003, respectively. Net income for Carolina was $87,859, $69,370, and $515,096, for the years ended 2005, 2004, and 2003, respectively.


















11. COMMITMENTS AND CONTINGENCIES

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

    CAM maintains auto liability insurance up to a maximum of $1 million per occurrence for litigation related to such accidents. However, CAM's insurer, American Inter-fidelity Exchange, initially filed a declaratory judgment action asserting that it was not obligated to provide insurance coverage on this matter. As a result of the uncertainty regarding the insurance coverage for this claim, the expense recorded for this litigation was not reduced by any expected amounts to be recovered from the insurance company and there was no receivable established at December 31, 2004 for the amount which could possibly be covered under the auto liability policy.

    During the third quarter of 2005, the case was settled for $750,000 and the Company's insurer, American Inter-Fidelity Exchange agreed to pay the full amount of the settlement. As a result, the Company recorded a recovery on this litigation of $1.7 million for the year ended December 31, 2005.

    On November 4, 2005, a punitive class action law suit entitled Coleman vs. Patriot Logistics, Inc., Case No. 3:05-CV-1152-20MMH, was filed against a subsidiary of the Company in the United States District Court for the Middle District of Florida, Jacksonville Division. In general, the suit, which was brought on behalf of independent owner-operators who do business with the defendant, alleges that the vehicle lease agreements between the defendant and the plaintiffs violated applicable law and that the defendant underpaid, or overcharged, the plaintiffs under those vehicle leases. The Company is unable to assess the outcome of this case at this time. The Company intends to vigorously contest the lawsuit.

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.


12. ENVIRONMENTAL MATTERS

    The Company's subsidiary, TC Services, Inc owns a piece of property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2005 and 2004.

















13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)                 Net	     Net
                                          Net        Income         Income
          Operating       Operating       Income     per share     per share
          Revenue          Income                      basic       diluted
2005

          $166,648        $2,777         $2,417        $0.20        $0.20
____________________________________________________________________________
      Quarters:
 Fourth     45,153           367            558         0.05         0.05
 Third      41,844           871            626         0.05         0.05
 Second     41,890           679            516         0.04         0.04
 First      37,761           860            717         0.06         0.06

2004
          $143,313           $56            $15        $0.00        $0.00
____________________________________________________________________________
      Quarters:
 Fourth     39,614          (998)          (825)       (0.07)      (0.07)
 Third      36,994           578            508         0.04        0.04
 Second     35,975           176            100         0.01        0.01
 First      30,730           300            232         0.02        0.02














































                                 US 1 INDUSTRIES, INC.
                           VALUATION AND QUALIFYING ACCOUNTS
                        YEARS ENDED DECEMBER 31, 2003 AND 2004

                                     Schedule II

                      Balance At     Charged to     Write-Offs,
                      Beginning of    Costs and     Retirements &     Balance At
                         Year         Expenses       Recoveries      End of Year
         Description
Year Ended December 31, 2003

Allowance for Doubtful Accounts
   Receivable                $  460,000    $  765,000   $381,000      $  844,000
Year Ended December 31, 2004

Allowance for Doubtful Accounts
   Receivable                $  844,000    $  726,000   $547,000      $1,023,000
Year Ended December 31, 2005

Allowance for Doubtful Accounts
    Receivable               $1,023,000     $1,032,000  $690,000     $1,365,000

Item 9. Changes in and Disagreements with Accountants' on Accounting and Financial Disclosure
         None.

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

    Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item. 9B. Other Information
           None.
















                                PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the company as of March 10, 2006 were as follows

NAME                      AGE       POSITION
Michael E. Kibler         65        President, Chief Executive Officer, and
                                    Director
Harold E. Antonson        66        Chief Financial Officer, Treasurer, and
                                    Director
Lex Venditti              53        Director
Robert I. Scissors        72        Director
Brad James                50        Director

Name                  Office and Experience
____________          _________________________

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

    The audit committee is responsible for selecting the Company's independent auditors and approving the scope, fees and terms of all audit engagements and permissible non-audit services provided by the independent auditor, as well as assessing the independence of the Company's independent auditor from management. The audit committee also assists the Board in over-sight of the Company's financial reporting process and integrity of its financial statements, and also reviews other matters with respect to the Company's accounting, auditing and financial reporting practices as it may find appropriate or may be brought to its attention.

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2005, except for a Form 4 that was filed late by Mr. Scissors, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

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

Item 11. Executive Compensation

    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2005, 2004 and 2003 to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson, Chief Financial Officer, where applicable. No other officer of the Company earned in excess of $100,000.

                          Summary Compensation Table
                              Annual Compensation
Name and Position        Year          Salary       Bonus         Other(1)
-----------------        ----          ------       -----         --------
Michael Kibler           2005          93,696           0          100,000
President                2004          99,840           0                0
                         2003         106,580           0          110,000
Harold Antonson          2005          57,600           0          100,000
Chief Financial Officer  2004          57,600           0                0
                         2003         106,580           0          110,000

(1) In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. In December 2004, the Board of Directors extended the
    vesting period until March 2005.   As a result, the Company incurred $0,
    $125,712, and $94,286 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the years ended December 31, 2005, 2004, and 2003, respectively. The shares were issued during the first quarter of 2005.

    In December 2005, the Company granted 151,514 shares (75,757 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer based on certain earnings criteria.

    These shared will vest as of January 1, 2006. As a result, the Company incurred $200,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the year ended December 31, 2005. The shares are to be issued during the first quarter of 2006.

Option exercises and option values

    No stock options were issued to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson, Chief Financial Officer, in 2004 and no stock options were outstanding as of December 31, 2005.



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

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned           Percentage of Class
-----------------             ------------------           -------------------
Harold E. Antonson                   3,311,746 (1)          27.6%
Chief Financial Officer,
Treasurer and Director
Michael E Kibler                     3,252,301 (1)          27.1%
Director, President and
Chief Executive Officer
Brad A. James                        1,317,927 (2)          11.0%
Director
Robert I. Scissors,                     64,770 (3)             *
Director
Lex L. Venditti                        217,500 (4)           1.8%
Director
All Directors and Executive Officers 4,326,259              36.0%

*Indicates less than 1% ownership















Item 12. Security Ownership of Certain Beneficial Owners and
Management (continued)

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

(4) Includes shares held by American Inter-Fidelity Exchange, of which Mr. Venditti is a director and significant shareholder of the attorney-in-fact.

Security Ownership of Certain Beneficial Owners

    The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 9, 2004 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

                              Number of Shares of
Name and Address of           Common Stock                Percentage
Beneficial Owner              Beneficially Owned          of Class
----------------              ------------------          --------
Harold E. Antonson            3,311,746  (1)               27.6%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership 1,150,946                     9.6%
8400 Louisiana Street
Merrillville, IN 46410

Brad A. James                 1,317,927  (2)               11.0%
Director

Michael Kibler                3,252,301  (1)               27.1%
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










Item 13. Certain Relationships and Related Transactions

    The Company's administrative offices are at 1000 Colfax, Gary, Indiana. The Company leases its administrative offices of approximately 5,000 square feet on a month-to-month basis for $4,000 per month. Patriot Logistics, Inc. leases office space in Fort Smith, Arkansas of approximately 13,250 square feet on a month-to-month basis for $3,216. Both companies lease their space from Mr. Michael E. Kibler, President, Chief Executive Officer, and a director of the Company, and Mr. Harold E. Antonson, Treasurer, Chief Financial Officer, and a director of the Company.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services were approximately $66,000 $119,000, and $104,000 in 2005, 2004, and 2003, respectively. Accounts receivable due from entities affiliated through common ownership was $144,000, $175,000 and $51,000 as of December 31, 2005, 2004 and 2003, respectively.

    One of the Subsidiaries insurance providers, AIFE, is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability insurance to several subsidiaries of the

    Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2005, 2004 and 2003, cash paid to AIFE for insurance premiums and deductibles was approximately $4,787,000, 5,673,000, and $5,373,000, respectively.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ending December 31, 2003, 2004, and 2005. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2005, 2004 and 2003.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2005, 2004, and 2003. The Subsidiaries currently account for the majority of the premiums of AIFE. For fiscal year 2004, the Subsidiaries accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had net worth of approximately $6.9 million, a portion of which is attributable to other policyholders of AIFE.

    In addition, the Chief Executive Officer and Chief Financial
Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $300,000, $405,000, and $354,000 for the years ended December 31, 2005, 2004, and 2003, respectively. These management fees are available to be paid as dividends to these officers and directors of the company.

    In 2005 the company paid $24,000 in consulting fees to a director of the company relating to insurance services. In 2004, the Company paid $24,000 in consulting fees and $8,000 in 2003.

    The Company has notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, as described in Note 7 to the consolidated financial statements.








Item 14. Principal Accounting Fees and Services

    The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP

       		           2005		      2004

Audit Fees (1)          $  150,000          $144,000
Audit-Related Fees(2)   $        0          $      0
Tax Fees(2)             $        0          $      0
All Other Fees(3)       $        0          $      0
                      _____________       __________
Total                   $  150,000          $144,000
                      _____________       __________





(1) Audit fees include fees associated with the annual audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q.
(2) There were no audit related services or tax fees.
(3) There were no other services or fees.

    The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent registered public accounting firm. There were no audit-related, tax or other fees during 2004.

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements:

          Reports of Independent Registered Public Accountant Firm         22

          Consolidated Balance Sheets as of December 31, 2005 and 2004     23

          Consolidated Statements of Income for the years ended            25
          December 31, 2005, 2004, and 2003

          Consolidated Statements of Shareholders' Equity                  26
          for the years ended December 31, 2005, 2004, and 2003

          Consolidated Statements of Cash Flows                            27
          for the years ended December 31, 2005, 2004, and 2003

          Notes to Consolidated Financial Statements                       29

(a)(2)    Financial Statement Schedules:

          Schedule of Valuation and Qualifying Accounts                    37

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


Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit 3.2   By-Laws of the Company.
             (incorporated herein by reference to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10.11 Amended and Restated Loan and Security Agreement with US BANK and Carolina National Transportation Inc., Keystone Lines, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., and US 1 Industries, Inc. (incorporated by revenue to the Company's Form 10-K for the year ended December 31, 2004 filed on March 24, 2005).

Exhibit 10.12 Amended and Restated Loan Agreement with US BANK and Carolina
              National Transportation Inc., Gulfline Transport Inc., Five
              Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc.,
              Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by revenue to the Company's Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005).

Exhibit 10.13 Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc.,
              Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by revenue to the Company's Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005).

Exhibit 10.14 Second Amendment to Amended and Restated Loan Agreement with
              US BANK and Carolina National, Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by revenue to the Company's Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005).


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

                        		US 1 INDUSTRIES, INC.

Date:_________________		By:  ______________________________
				      Michael E. Kibler
				      President & Chief Executive Officer
				     (Principal Executive Officer)


Date:_________________		By:  ______________________________
				      Harold E. Antonson
				      Chief Financial Officer & Treasurer
                                     (Principal Financial & Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:_________________	      	     ______________________________
					Michael E. Kibler, Director

Date:_________________	      	     ______________________________
					Robert I. Scissors, Director

Date:_________________	      	     ______________________________
					Lex L. Venditti, Director

Date:_________________	      	     ______________________________
					Brad James, Director

Date:_________________	      	     ______________________________
					Harold E. Antonson, Director