Form 10-Q
period 2006-03-31
US 1 INDUSTRIES INC
filed 2006-05-15
CIK 351498

FORM 10-Q
         ________________________________________________
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                       QUARTERLY REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2006.

               Commission File No.  1-8129.

                    US 1 INDUSTRIES, INC.
          ________________________________________

     (Exact name of registrant as specified in its charter)

   Indiana                                  95-3585609
________________________     ____________________________________
(State of Incorporation)     (I.R.S. Employer Identification No.)


   336 W. US 30, Valparaiso, Indiana           46385
________________________________________    __________

(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (219) 476-1300
                                                   __________________

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

Yes ___ No _X_


As of March 21, 2006, there were 12,018,224 shares of registrant's common stock outstanding.















                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005



Part I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    March 31,    December 31,
                                                      2006          2005
                                                   (Unaudited)
                                                 _____________  _____________
CURRENT ASSETS:
Accounts receivable-trade, less allowances
    for doubtful accounts of $1,490,000
    and $1,365,000, respectively                  $26,170,781   $28,108,082
Other receivables, including receivables due
   from affiliated entities of $156,000 and
   $144,000, respectively                           2,662,724     2,343,563
Prepaid expenses and other current assets             517,776       509,919
Current deferred tax asset                            987,348	    987,348
                                                   -----------   ----------
      Total current assets                         30,338,629    31,948,912
FIXED ASSETS:
   Equipment                                          924,261       859,602
   Less accumulated depreciation and amortization    (612,735)     (574,810)
                                                   -----------   ----------
      Net fixed assets                                311,526       284,792
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Other Assets                                          386,812       402,219
                                                   -----------  -----------
TOTAL ASSETS                                      $31,690,967   $33,289,923
                                                   ===========  ===========









The accompanying notes are an integral part of the consolidated financial statements.











                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    March 31,     December 31,
                                                      2006           2005
                                                  (Unaudited)
                                                 ____________   ______________
CURRENT LIABILITIES:
   Revolving line of credit                      $ 5,153,688    $ 7,206,358
   Accounts payable                                9,804,057     10,557,403
   Accrued expenses                                1,369,442        890,026
   Insurance and claims                            1,796,813      1,879,623
   Accrued compensation                               59,955        259,601
   Accrued interest                                1,176,076      1,213,227
   Fuel and other taxes payable                      680,237        434,404
                                                  -----------   ------------
      Total current liabilities                   20,040,268     22,440,642
                                                 -----------   ------------
LONG-TERM DEBT (RELATED PARTY)                     2,749,124      2,769,708

MINORITY INTEREST                                    296,784        170,089

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 12,018,224 shares outstanding   42,596,639     42,596,639
    as of March 31, 2006 and December 31, 2005.

   Accumulated deficit                           (33,991,848)   (34,687,155)
                                                 -----------    -----------
   Total shareholders' equity                      8,604,791      7,909,484
                                                 -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 31,690,967   $ 33,289,923
                                                 ===========    ===========













The accompanying notes are an integral part of the consolidated financial statements.




                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             MARCH 31, 2006 AND MARCH 31, 2005 (UNAUDITED)


                                            MARCH 31,        MARCH 31,
                                              2006             2005
                                         ______________   ______________
OPERATING REVENUES                         $44,575,241    $ 37,761,400
                                           ------------    ------------
OPERATING EXPENSES:
    Purchased transportation                32,103,859      28,024,977
    Commissions                              5,096,604       3,547,754
    Insurance and claims                     1,533,407       1,606,090
    Salaries, wages, and other               3,003,301       2,083,404
    Other operating expenses                 1,714,832       1,639,409
                                           ------------    ------------
     Total operating expenses               43,452,003      36,901,634
                                           ------------    ------------
OPERATING INCOME                             1,123,238         859,766
                                           ------------    ------------
NON-OPERATING INCOME (EXPENSE):
    Interest income                              8,975          24,032
    Interest expense                          (173,606)       (123,830)
    Other income                                28,361          64,828
                                           ------------    ------------
    Total non-operating expense               (136,270)        (34,970)
                                           ------------    ------------
NET INCOME BEFORE MINORITY INTEREST        $   986,968    $    824,796
Minority Interest Expense                      126,694          44,468
                                           ------------    ------------
NET INCOME BEFORE INCOME TAXES             $   860,274    $    780,328
    Income Taxes                               164,967          63,744
                                           ------------    ------------
NET INCOME AVAILABLE TO COMMON SHARES          695,307         716,584
                                           ------------    ------------

Basic and Diluted Net Income
Per Common Share                           $      0.06    $       0.06
                                                  ====            ====
WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                         12,018,224      12,018,224
                                           ============   =============











The accompanying notes are an integral part of the consolidated financial statements.



                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006



                                                                     Total
                              Common      Common    Accumulated   Shareholders'
                              Shares      Stock       Deficit        Equity
                            ___________________________________________________


Balance, January 1, 2006    12,018,224  $42,596,639 $(34,687,155) $7,909,484

Net income for the
three months ended
March 31, 2006                       0            0      695,307     695,307
                            ___________________________________________________
Balance, March 31, 2006     12,018,224  $42,596,639 $(33,991,848) $8,604,791
                            ___________________________________________________




































The accompanying notes are in integral part of the consolidated financial statements.


                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  MARCH 31, 2006 AND MARCH 31, 2005 (UNAUDITED)

                                                  Three Months Ended March 31,
                                                         2006         2005
                                                      (Unaudited)  (Unaudited)
                                                  _____________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               695,307      716,584
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                           37,925       58,489
  Gain on disposal of assets                                   0      (13,829)
  Provision for bad debts                                284,319      242,000
  Minority interest expense                              126,694       44,468
  Changes in operating assets and liabilities:
    Accounts receivable - trade                        1,652,983     (659,843)
    Other receivables                                   (319,161)    (523,211)
    Prepaid expenses and other assets                      7,550      (60,833)
    Accounts payable                                    (753,346)     407,843
    Accrued expenses                                     479,416       43,975
    Accrued interest                                     (37,151)     (40,939)
    Insurance and claims                                 (82,810)     279,911
    Accrued compensation                                (199,646)     (13,048)
    Fuel and other taxes payable                         245,833       78,696
    Accrued legal                                              0     (191,666)
                                                       ---------     --------
 Net cash provided by operating activities             2,137,913      368,597
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                              (64,659)      (4,900)
  Proceeds from sales of fixed assets                          0       33,000
                                                        --------    ---------
  Net cash (used in)provided by investing activities     (64,659)      28,100
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit                 (2,052,670)    (276,697)
  Repayments of shareholder loans                        (20,584)           0
  Distributions to minority interest                           0     (120,000)
                                                       ---------    ---------
  Net cash used in financing activities               (2,073,254)    (396,697)
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------

CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $210,757     $164,769
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.







                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 2006 AND 2005

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 2006 and the consolidated statements of income, shareholders' equity and cash flows for the three month periods ended March 31, 2006 and 2005 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods.
The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2005, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for a full year.

2. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                               Three Months Ended March 31,
                                                  2006          2005
                                               ____________ ______________
Numerator
 Net income available to common
   shareholders for basic and diluted EPS       $695,307      $716,584

 Denominator
   Weighted average common shares
   outstanding for basic and diluted EPS      12,018,224    12,018,224

3. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $4.8 million at March 31, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At March 31, 2006, the interest rate on this line of credit was at prime less .25% (7.50%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief
Financial Officer of the Company. At March 31, 2006 the outstanding borrowings on this line of credit were $5.2 million.







3. BANK LINE OF CREDIT (continued)

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At March 31, 2006, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2006.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of this agreement was minimal at March 31, 2006.

4. LEGAL PROCEEDINGS

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2006 and 2005 and in the Company's Form 10-K for its fiscal year ended December 31, 2005, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended March 31, 2006 and March 31, 2005:

                                                       2006     2005
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           72.0     74.2
    Commissions                                        11.4      9.4
    Insurance and claims                                3.4      4.3
    Salaries, wages and other                           6.7      5.5
    Other operating expenses                            4.0      4.3
                                                     -------   ------
     Total operating expenses                          97.5     97.7
                                                      ------   ------
Operating income                                        2.5      2.3



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

    The Company's operating revenues increased to $44.6 million for the three months ended March 31, 2006 from $37.8 million for the same period in 2005. This is an increase of 18.0%. This increase is attributable to the continued growth of Patriot Logistics, Inc., Keystone Logistics, Inc., Keystone Lines Inc., and US 1 Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased to 72.0% of revenue for the three months ended March 31, 2006 from 74.2% for the three months ended March 31, 2005. This decrease was somewhat offset by the increase in commission expense. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 11.4% of revenue for the three months ended March 31, 2006 from 9.4% of revenue for the three months ended March 31, 2005. In total, purchased transportation and commissions were 83.5% of revenue in 2006 compared to 83.6% of revenue in 2005.

    Insurance and claims decreased to 3.4% of revenue for the three months ended March 31, 2006 from 4.3% for the same period of time in 2005. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.9% of revenue can be attributed to the decrease of certain operations' claim activity.

    Salaries, wages, and fringe benefits were 6.7% of revenue for the three months ended March 31, 2006 compared to 5.5% of revenue for the three months ended March 31, 2005. A significant portion of salaries, wages and other is a fixed expense, which does not fluctuate proportionately with revenue. This increase of 1.2% can be attributed to the addition of personnel hired to accommodate the growth of expanding terminals that have not yet begun to or did not produce at their full revenue potential.










Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)



Three months ended March 31, 2006 compared to the three months ended March 31, 2005

    Other operating expenses as a percentage of revenue decreased slightly to 4.0% of revenue for the three months ended March 31, 2006 from 4.3% for the three months ended March 31, 2005. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company's subsidiaries have expanded by adding new terminal and operations resulting in the addition of new locations. This growth has resulted in an increase in operating expenses such as rent. Operating expenses increased $0.1 million from $1.6 million for the three months ended March 31, 2005 to $1.7 million for the three months ended March 31, 2006.
Two factors that contribute to this increase are changes in rent expense and bad debt expense. Rent expense increased by $.10 million from $.19 million for the three months ended March 31, 2005 to $.29 million for the three months ended March 31, 2006. Bad debt expense increased by $.04 million from $.24 million for the three months ended March 31, 2005 to $.28 million for the three months ended March 31, 2006.

    Based on the changes in revenue and expenses described above, operating income increased by $263,472. Operating income for the three months ended March 31, 2006 was $1,123,238 compared to $859,766 for the three months ended March 31, 2005.

    Interest expense increased $49,776 to $173,606 for the three months ended March 31, 2006 compared to $123,830 for the three months ended March 31, 2005. This increase in interest expense is the result of the Company's increased borrowing against its line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At March 31, 2006, the interest rate charged on the loan with US Bank was prime less .25% (7.50%). At March 31, 2005 the interest rate charged on the loan with US Bank was prime (5.75%).

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $51,524 for the three months ended March 31, 2006. Non-operating (income) expense, exclusive of interest expense, was ($37,337) for the three months ended March 31, 2006 versus ($88,860) for the three months ended March 31, 2005. This decrease was due primarily to a reduction of rental income in 2006 and the gain on the sale of equipment the Company recognized during the first quarter of 2005 that did not occur in 2006.

    The Company also recognized minority interest expenses of $126,694 and $44,468 for the three months ended March 31, 2006 and 2005 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the company.

    As a result of the factors described above, net income for the three months ended March 31, 2006 was $695,307 compared with $716,584 for the same period in 2005.







Liquidity and Capital Resources

    Net cash provided by operating activities increased $1.8 million from $368,597 for the three months ended March 31, 2005 to $2,137,913 for the three months ended March 31, 2006. The increase in net cash provided by operating activities is attributable to decreased working capital needs.

    Net cash (used in) provided by investing activities was ($64,659) for the three months ended March 31, 2006 compared to $28,100 for the three months ended March 31 2005. Net cash used in investing activities increased primarily due to the purchase to fixed assets.

    Net cash used in financing activities increased $1,676,557 from $396,697 for the three months ended March 31, 2005 to $2,073,254 for the three months ended March 31, 2006. This increase is due primarily to net repayments on the line of credit.

   The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $4.8 million at March 31, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less ..50%. At March 31, 2006, the interest rate on this line of credit was at prime less .25% (7.50%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2006 the outstanding borrowings on this line of credit were $5.2 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At March 31, 2006, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2006.

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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .25% (at March 31, 2006 the rate was 7.50%). The interest rate is based on certain financial covenants and may range from prime to prime less .50%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime + .75% to prime plus 1%.

Certain Relationships and Related Transactions.

    The Company leased office space for its headquarters in Gary, Indiana, for $4,000 monthly, from Michael E. Kibler, the President and Chief Executive Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, Treasurer and a director of the Company through the first quarter of 2006. In April, 2006, the Company relocated its headquarters to Valparaiso, Indiana. The Company now pays rent to an outside vendor in the amount of $7,000 monthly.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $156,000 of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2006.

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of March 31, 2006 and for the three months ended March 31, 2006 and 2005. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the three months ended March 31, 2006 or 2005.









Certain Relationships and Related Transactions (continued)

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for the three months ended March 31, 2006 or 2005. For fiscal 2005, the Company accounted for approximately 85% of the total premium revenue of AIFE. At December 31, 2004, AIFE had net worth of approximately $6.9 million, a portion of which is attributable to other policyholders of AIFE.

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

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $1.9 million at March 31, 2006. In addition, the Company had approximately $1.2 million of accrued interest due under these notes payable.

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

US 1 Industries, Inc.




________________________
Michael E. Kibler
Chief Executive Officer




___________________________
Harold E. Antonson
Chief Financial Officer


May 15, 2006