Form 10-Q
period 2006-06-30
US 1 INDUSTRIES INC
filed 2006-08-14
CIK 351498

FORM 10-Q


                 ________________________________________________


                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549




                                       QUARTERLY REPORT
                              PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended June 30, 2006.

                                  Commission File No.  1-8129.


                                    US 1 INDUSTRIES, INC.
                               _____________________________
                    (Exact name of registrant as specified in its charter)


          Indiana                                     95-3585609
        _____________                        ______________________________
   (State of Incorporation)                (I.R.S. Employer Identification No.)



 336 W. US 30, Ste 201, Valparaiso, Indiana                    46385
___________________________________________                  ____________
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219)476-1300
                                                   ________________

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


As of August 11 2006, there were 12,018,224 shares of registrant's common stock outstanding.










                              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    June 30,    December 31,
                                                      2006          2005
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,644,000 and $1,365,000
    respectively                                   29,114,860    28,108,082
Other receivables, including receivables due
   from affiliated entities of $80,000 and
   $144,000, respectively                           2,469,416     2,343,563
Prepaid expenses and other current assets             671,735       509,919
Current deferred tax asset                           600,000        987,348
                                                   -----------   ----------
      Total current assets                         32,856,011    31,948,912

FIXED ASSETS:
   Equipment                                          984,898       859,602
   Less accumulated depreciation and amortization    (629,692)     (574,810)
                                                   -----------   ----------
      Net fixed assets                                355,206       284,792
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Notes Receivable Long Term                            413,905             0
Other Assets                                          386,037       402,219
                                                   -----------  -----------
TOTAL ASSETS                                      $34,665,159   $33,289,923
                                                   ===========  ===========














The accompanying notes are an integral part of the consolidated financial statements.

                               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    June 30,     December 31,
                                                      2006           2005
                                                  (Unaudited)

CURRENT LIABILITIES:
   Revolving line of credit                      $ 6,024,126    $ 7,206,358
   Accounts payable                               11,187,691     10,557,403
   Accrued expenses                                1,613,764        890,026
   Insurance and claims                            2,166,945      1,879,623
   Accrued compensation                               62,444        259,601
   Accrued interest                                1,179,883      1,213,227
   Fuel and other taxes payable                       56,996        434,404
   Accrued legal settlements                         317,000              0
                                                 -----------   ------------
      Total current liabilities                   22,608,849     22,440,642
                                                 -----------   ------------
LONG-TERM DEBT (RELATED PARTY)                     2,749,124      2,769,708

MINORITY INTEREST                                    385,464        170,089

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 12,018,224 shares outstanding   42,596,639     42,596,639
    as of June 30, 2006 and December 31, 2005.

   Accumulated deficit                           (33,674,917)   (34,687,155)
                                                 -----------     -----------
   Total shareholders' equity                      8,921,722      7,909,484
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 34,665,159   $ 33,289,923
                                                 ===========    ============


















The accompanying notes are an integral part of the consolidated financial statements.

                              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

                                   Three Months Ended          Six Months Ended
                                   2006          2005          2006        2005

OPERATING REVENUES          $48,326,531  $43,991,364  $ 92,901,772  $83,490,929
                            -----------   ----------   -----------   ----------

OPERATING EXPENSES:
    Purchased transportation 35,390,419   32,959,864    67,494,278   62,723,006
    Commissions               5,478,234    4,570,095    10,574,838    8,117,849
    Insurance and claims      1,529,599    1,664,009     3,063,006    3,270,099
    Salaries, wages, and
     other                    3,106,621    2,424,364     6,109,922    4,507,768
    Other operating expenses  2,363,656    1,688,889     4,078,488    3,328,299
                             ----------   ----------    ----------   ----------
     Total operating
      expenses               47,868,529   43,307,221    91,320,532   81,947,021
                            -----------   ----------    ----------   ----------
OPERATING INCOME                458,002      684,143     1,581,240    1,543,908
                            -----------   ----------    ----------   ----------
NON-OPERATION INCOME (EXPENSE)

     Interest income              4,335        7,960        13,310       31,992
     Interest (expense)        (184,627)    (136,013)     (358,233)    (259,841)
     Other income                10,060      119,575        38,421      184,403
                            -----------   ----------    ----------   ----------
      Total non-operating
       (expense)               (170,232)      (8,478)     (306,502)    (43,446)
                            -----------   ----------    ----------   ----------
INCOME BEFORE MINORITY
 INTEREST                   $   287,770   $  675,665    $1,274,738  $ 1,500,462
Minority Interest Expense        88,681       72,660       215,375      117,128
                            -----------   ----------    ----------   ----------
INCOME BEFORE INCOME TAXES  $   199,089   $  603,005    $1,059,363  $ 1,383,334
    Income taxes expense
    (benefit)                  (117,842)      86,930        47,125      150,674
                            -----------   ----------    ----------   ----------

NET INCOME AVAILABLE TO
 COMMON SHARES                  316,931      516,075     1,012,238    1,232,660

Basic and Diluted Net Income      $0.03        $0.04         $0.08        $0.10
Per Common Share

WEIGHTED AVERAGE SHARES
 OUTSTANDING -               12,018,224   12,018,224    12,018,224   12,018,224
BASIC AND DILUTED







The accompanying notes are an integral part of the consolidated financial statements.

                               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                              FOR THE SIX MONTHS ENDED JUNE 30, 2006








                                                                      Total
                              Common      Common    Accumulated    Shareholders'
                              Shares      Stock       Deficit         Equity
                          _______________________________________________________

Balance, January 1, 2006   12,018,224  $42,596,639 $(34,687,155) $7,909,484

Net income for the six
  months ended
  June 30, 2006                     0            0    1,012,238   1,012,238

Balance, June 30, 2006     12,018,224  $42,596,639 $(33,674,917) $8,921,722
                          _______________________________________________________


































The accompanying notes are in integral part of the consolidated financial statements.

                              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            JUNE 30, 2006 AND JUNE 30, 2005 (UNAUDITED)

                                                     Six Months Ended June 30,
                                                          2006         2005
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             1,012,238    1,232,660
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                           72,677      118,862
  Gain on disposal of assets                              (2,322)     (29,033)
  Provision for bad debts                                708,883      441,020
  Minority interest expense                              215,375      117,128
  Deferred tax expense                                   387,348            0
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (1,715,661)  (1,696,253)
    Other receivables                                   (125,853)    (844,959)
    Prepaid expenses and other assets                   (559,539)     (42,780)
    Accounts payable                                     630,288      984,314
    Accrued expenses                                     723,738      505,762
    Accrued interest                                     (33,344)     (60,808)
    Insurance and claims                                 287,322      134,451
    Accrued compensation                                (197,157)     181,061
    Fuel and other taxes payable                        (377,408)     200,704

    Accrued Legal                                        317,000     (191,666)
                                                       ---------     --------
  Net cash provided by operating activities            1,343,585    1,050,463
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (146,096)     (33,004)
  Proceeds from sales of fixed assets                      5,327       80,700
                                                        --------    ---------
  Net cash (used in) provided by investing activities   (140,769)      47,696
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under the line of credit             (1,182,232)    (978,159)
  Repayments of shareholder loans                        (20,584)           0
  Distributions to minority interest                           0     (120,000)
                                                       ---------    ---------
  Net cash used in financing activities               (1,202,816)  (1,098,159)
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $392,000     $320,000
                                                       =========    =========







The accompanying notes are an integral part of the consolidated financial statements.

                             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SIX MONTHS ENDED JUNE 30, 2006 AND 2005

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2006 and the consolidated statements of income, shareholders' equity and cash flows for the three and six month periods ended June 30, 2006 and 2005 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods.
The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2005, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2005 financial statement to conform with the 2006 presentation.

3. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                    Three Months Ended         Six Months Ended
                                    2006          2005         2006        2005
Net income available to common    $316,931    $516,075   $1,012,238  $1,232,660
     Shareholders for basic
     and diluted EPS


Denominator

Weighted average common shares
  outstanding
     For basic and diluted EPS  12,018,224  12,018,224   12,018,224  12,018,224













4. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $4.0 million at June 30, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less ..50%. At June 30, 2006, the interest rate on this line of credit was at prime less .25% (8.0%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2006 the outstanding borrowings on this line of credit were $6.0 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At June 30, 2006, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at June 20, 2006.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000.
The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at June 30, 2006.

5. LEGAL PROCEEDINGS

    On November 4, 2005, Terrell C. Coleman and Willie B. Crocker ("Plaintiffs") filed a putative class action complaint (the "Complaint") in the United States District Court for the Middle District of Florida
(the "Court") in Jacksonville, Florida, against Patriot Logistics, Inc. ("Patriot"). The Complaint alleges that certain aspects of Patriot's motor carrier leases with its independent-contractor owner-operators violate certain federal leasing regulations, and seeks injunctive relief, an unspecified amount of damages, and attorney's fees. On January 6, 2006, Defendant served an Answer denying most elements of the Complaint and asserting Affirmative Defenses. On March 10, 2006, the Court denied, in virtually all respects, Plaintiffs' motion to strike Defendant's Affirmative Defenses. On March 30, 2006, the Court denied Defendant's motion to transfer venue to the U.S. District Court for the Northern District of Indiana. On April 3, 2006, Plaintiffs filed class certification motion. Through a mediation on May 16, 2006, the parties reached a proposed Settlement Agreement. On July 10, 2006, the Court granted the parties' agreed motion to preliminarily certify a nationwide plaintiff class and Jacksonville, Florida subclass, to appoint class counsel, to approve a form of class notice, and to schedule for October
26, 2006, a fairness hearing at which to determine whether to certify the class and subclass and approve the proposed Settlement Agreement.
If approved by the Court at the fairness hearing, the Settlement
Agreement will result in payments to the named plaintiffs, the members of the nationwide class, and the members of the Jacksonville, Florida subclass totaling $115,000; issuance of a new, more detailed Company lease to owner-operators; an award of attorneys' fees to Plaintiffs' attorneys of $200,000 (to be paid in installments beginning 10 days, and ending 100 days, after the Court's approval of the Settlement
Agreement becomes final and non-appealable); and broad releases by

5.  LEGAL PROCEEDINGS (continued)


Plaintiffs and Defendant of all claims and counterclaims relating to the subject matter of the litigation. All proceedings in the case have been stayed pending the Court's final review of the Settlement
Agreement following the fairness hearing." The Company has accrued $315,000 for this lawsuit as of June 30, 2006.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June 30, 2006 and 2005 and in the Company's Form 10-K for its fiscal year ended December 31, 2005, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2006 and June 30, 2005:
                                                      2006     2005
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           72.7     75.1
    Commissions                                        11.4      9.7
    Insurance and claims                                3.3      3.9
    Salaries, wages and other                           6.6      5.4
    Other operating expenses                            4.4      4.0
                                                     -------   ------
     Total operating expenses                          98.4     98.1
                                                      ------   ------
Operating income                                        1.6      1.9

    The Company's operating revenues increased to $92.9 million for the six months ended June 30, 2006 from $83.5 million for the same period in 2005.
This is an increase of 11.3%. This increase is attributable to the continued growth of Patriot Logistics, Inc., Keystone Lines Inc., Carolina National Transportation Inc., and US 1 Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased to 72.7% of revenue for the six months ended June 30, 2006 from 75.1% for the six months ended June 30, 2005. This decrease was somewhat offset by the increase in commission expense. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 11.4% of revenue for the six months ended June 30, 2006 from 9.7% of revenue for the six months ended June 30, 2005. In total, purchased transportation and commissions was 84.1% of revenue for the six months ended June 30, 2006 compared to 84.8% of revenue for the six months ended June 30, 2005.

    Insurance and claims decreased slightly to 3.3% of revenue for the six months ended June 30, 2006 compared to 3.9% of revenue for the six months ended June 30, 2005. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.6% of revenue can be attributed to the decrease of certain operations' claim activity.

    Salaries, wages, and fringe benefits were 6.6% of revenue for the six months ended June 30, 2006 compared to 5.4% of revenue for the six months ended June 30, 2005. This increase of 1.2% can be attributed to the addition of personnel hired to accommodate the growth of expanding terminals that have not yet begun to or did not produce at their full revenue potential.

    Other operating expenses as a percentage of revenue increased to 4.4% of revenue for the six months ended June 30, 2006 from 4.0% for the six months ended June 30, 2005. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company's subsidiaries have expanded by adding new terminal and operations resulting in the addition of new locations. This growth has resulted in an increase in operating expenses such as rent. Operating expense increased $0.8 million from $3.3 million for the six months ended June 30, 2005 to $4.1 million for the six months ended June 30, 2006. Three factors that contribute to this increase are changes in rent expense, bad debt expense, and litigation expense. Rent expense increased by $.16 million from $.41 million for the six months ended June 30, 2005 to $.57 million for the six months ended June 30, 2006.
Bad debt expense increased by $.27 million from $.44 million for the six months ended June 30, 2005 to $.71 million for the six month ended June 30, 2006. The Company booked an accrual for a potential litigation judgment in June, 2006. This accrual resulted in an increase to other operating expenses for the six months ended June 30, 2006 of $0.31 million.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


    Based on the changes in revenue and expenses described above, operating income increased slightly by $37,332. Operating income for the six months ended June 30, 2006 was $1,581,240 compared to $1,543,908 for the six months ended June 30, 2005.

    Interest expense increased by $98,392 in 2006. Interest expense for the six months ended June 30, 2006 was $358,233 compared to interest expense of $259,841 for the six months ended June 30, 2005. This increase in interest expense is the result of increasing interest rates. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At June 30, 2006, the interest rate charged on the loan with US Bank was prime less .25% (8.00%). At June 30, 2005 the interest rate charged on the loan with US Bank was prime (6.00%).

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $145,982 for the six months ended June 30, 2006. Non-operating (income) expense, exclusive of interest expense, was ($51,731) for the six months ended June 30, 2006 versus ($216,395) for the six months ended June 30, 2005. This decrease was due primarily to a reduction of rental income in 2006 and the gain on the sale of equipment the Company recognized during the first quarter of 2005 that did not occur in 2006.

    The Company also recognized minority interest expenses of $215,375 and $117,128 for the six months ended June 30, 2006 and 2005, respectively relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the company.

    As a result of the factors described above, net income for the six months ended June 30, 2006 was $1,012,238 compared with $1,232,660 for the same period in 2005.

Three months ended June 30, 2006 compared to the three months ended
June 30, 2005.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2006 and June 30, 2005:

                                                       2006     2005
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.2     74.9
    Commissions                                        11.3     10.4
    Insurance and claims                                3.2      3.8
    Salaries, wages and fringe benefits                 6.4      5.5
    Other operating expenses                            4.9      3.9
                                                     -------   ------
     Total operating expenses                          99.0     98.5
                                                      ------   ------
Operating income                                        1.0      1.5



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


    The Company's operating revenues increased to $48.3 million for the three months ended June 30, 2006 from $44.0 million for the same period in 2005. This is an increase of 9.8%. This increase is attributable to the continued growth of Patriot Logistics, Inc., Keystone Lines Inc., Carolina National Transportation, Inc., and US 1 Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased to 73.2% of revenue for the three months ended June 30, 2006 from 74.9% for the three months ended
June 30, 2005. This decrease was somewhat offset by the increase in commission expense. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 11.3% of revenue for the three months ended June 30, 2006 from 10.4% of revenue for the three months ended June 30, 2005. As previously described, the increase in commissions of 0.9% of revenue was partially offset by the decrease in purchased transportation of 1.7%. In total, purchased transportation and commission increased as a percentage of revenue by 0.8%. Minor fluctuations in these percentages can be expected as each agent has slightly different negotiated rates and as the mix of our business changes, these percentages may fluctuate slightly.

    Insurance and claims decreased to 3.2% of revenue for the three months ended June 30, 2006 from 3.8% of revenue for the three months ended
June 30, 2005. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.6% of revenue can be attributed to the decrease of certain operations' claim activity.

    Salaries, wages, and fringe benefits were 6.4% of revenue for the three months ended June 30, 2006 compared to 5.5% of revenue for the three months ended June 30, 2005. A significant portion of salaries, wages and other is a fixed expense, which does not fluctuate proportionately with revenue. This increase of 0.9% can be attributed to the addition of personnel hired to accommodate the growth of expanding terminals that have not yet begun to or did not produce at their full revenue potential.








Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


    Other operating expenses as a percentage of revenue increased to 4.9% for the three months ended June 30, 2006 from 3.9% for the same period in 2005. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company's subsidiaries have expanded by adding new terminal and operations resulting in the addition of new locations. This growth has resulted in an increase in operating expenses such as rent. Operating expenses increased $0.7 million from $1.7 million for the three months ended June 30, 2006 to $2.4 million for the three months ended June 30, 2005. Factors that contribute to this increase are changes in rent expense, bad debt expense, and litigation expense. Rent expense increased by $.06 million from $.22 million for the three months ended June 30, 2005 to $.28 million for the three months ended June 30, 2006.

    Bad debt expense increased by $.22 million from $.20 million for the three months ended June 30, 2005 to $.42 million for the three months ended June 30, 2006. The Company booked an accrual for a potential litigation judgment in June, 2006. This accrual resulted in an increase to other operating expenses for the three months ended June 30, 2006 of $0.31 million.

    Based on the changes in revenue and expenses described above, operating income decreased by $226,141. Operating income for the three months ended June 30, 2006 was $458,002 compared to $684,143 for the three months ended June 30, 2005.

    Interest expense increased by $48,614, from $136,013 for the three months ended June 30, 2005 to $184,627 for the three months ended June 30, 2006. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At June 30, 2006, the interest rate charged on the loan with US Bank was prime less .25% (8.0%). At
June 30, 2005 the interest rate on this loan was Prime (6.0%).

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $109,515 for the three months ended
June 30, 2006. Non-operating (income) expense, exclusive of interest expense, was ($14,395) for the three months ended June 30, 2006 versus ($127,535) for the three months ended June 30, 2005. This decrease was due primarily to a reduction of rental income in 2006 and the gain on the sale of equipment the Company recognized during the first quarter of 2005 that did not occur in 2006.

    Minority interest expense was $88,681 and $72,660 for the three months ended June 30, 2006 and 2005, respectively, relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the Company.

    As a result of the factors described above, net income for the three months ended June 30, 2006 was $316,931 compared with $516,075 for the same period in 2005.








Liquidity and Capital Resources

    Net cash provided by operating activities increased $0.3 million from $1,050,463 for the six months ended June 30, 2005 to $1,343,585 for the six months ended June 30, 2006.

    Cash provided by operations before changes in working capital needs increased $0.5 million from $1.9 million at June 30, 2005 to $2.4 million at June 30, 2006. Because the Company continues to experience growth, a significant amount of the cash generated from operations is used to fund this growth and the related working capital needs. Cash used to fund these working capital needs increased approximately $0.17 million from $0.83 million for the six months ended June 30, 2005 to $1.0 million for the six months ended June 30, 2006 as the impact of increased accounts receivable was only partially offset by increased accounts payable and accrued expenses. Typically, the Company pays independent owner operators and agents in 7 - 15 days. However, the Company's customers typically pay in 30 - 45 days.

    Net cash (used in) provided by investing activities was ($140,769) for the six months ended June 30, 2006 compared to $47,696 for the six months ended June 30, 2005. Net cash used in investing activities increased due to additions to fixed assets in 2006 relating primarily to capital additions for our new headquarters in Valparaiso, Indiana.

    Net cash used in financing activities increased $104,657 from $1,098,159 for the six months ended June 30, 2005 to $1,202,816 for the six months ended June 30, 2006. This increase is due primarily to net repayments on the line of credit.

   The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $4.0 million at June 30, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At June 30, 2006, the interest rate on this line of credit was at prime less ..25% (8.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2006 the outstanding borrowings on this line of credit were $6.0 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, capital expenditure limitations, and prohibition of additional indebtedness without prior authorization. At June 30, 2006, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at June 30, 2006.

    The Company is dependent upon the funds available under its line of credit agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis.








Liquidity and Capital Resources (continued)


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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .25% (at June 30, 2006 the rate was 8.00%). The interest rate is based on certain financial covenants and may range from prime to prime less .50%. The Company also has subordinated debt with related parties which bears interest at prime + .75%.

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

    The Company has approximately $80,000 of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2006.




Certain Relationships and Related Transactions (continued)


    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the three and six months ended June 30, 2006 and 2005.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for the three and six months ended June 30, 2006 or 2005. For fiscal 2005, the Company accounted for the majority of the total premium revenue of AIFE. At December 31, 2005, AIFE had net worth of approximately $7.9 million, part of which is attributable to other policyholders of AIFE.

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

    The Company has long-term notes payable due to its Chief Executive
Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.7 million at June 30, 2006. In addition, the Company had approximately $1.1 million of accrued interest due under these notes payable.






















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



August 14, 2006