Form 10-Q
period 2006-09-30
US 1 INDUSTRIES INC
filed 2006-11-14
CIK 351498

FORM 10-Q


               ________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                              QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2006.

                         Commission File No.  1-8129.


                           US 1 INDUSTRIES, INC.
            ______________________________________________________
            Exact name of registrant as specified in its charter)


          Indiana                                            95-3585609
_________________________                 ___________________________________
(State of Incorporation)                  (I.R.S. Employer Identification No.)



   336 W. US 30, Valparaiso, Indiana                            46385
________________________________________                      __________
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219) 476-1300
		   				    _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such eports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_


As of November 6, 2006, there were 12,018,224 shares of registrant's common stock outstanding.








                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                  September 30,   December 31,
                                                      2006          2005
                                                      ____ 	    ____
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,764,000 and $1,365,000
    respectively                                  $31,402,183   $28,108,082
Other receivables, including receivables due
   from affiliated entities of $42,000 and
   $144,000, respectively                           2,346,994     2,343,563
Prepaid expenses and other current assets             718,622       509,919
Current deferred tax asset                            600,000	    987,348
                                                   -----------   ----------
      Total current assets                         35,067,799    31,948,912

FIXED ASSETS:
   Equipment                                          916,769       859,602
   Less accumulated depreciation and amortization    (558,523)     (574,810)
                                                   -----------   ----------
      Net fixed assets                                358,246       284,792
                                                   -----------  -----------
ASSETS HELD FOR SALE:
   Land                                               195,347       195,347
   Valuation allowance                               (141,347)     (141,347)
                                                   -----------  -----------
      Net assets held for sale                         54,000        54,000
Non-current deferred tax asset                        600,000       600,000
Notes Receivable Long Term                            485,000             0
Other Assets                                          386,037       402,219
                                                   -----------  -----------
TOTAL ASSETS                                      $36,951,082   $33,289,923
                                                   ===========  ===========





The accompanying notes are an integral part of the consolidated financial statements.


                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
        SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005



LIABILITIES AND SHAREHOLDERS' EQUITY
                                                September 30,     December 31,
                                                      2006           2005
                                                     -----          -----

                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 7,999,843    $ 7,206,358
   Related party debt                              2,749,124              0
   Accounts payable                               11,249,241     10,557,403
   Accrued expenses                                1,135,909        890,026
   Insurance and claims                            1,788,875      1,879,623
   Accrued compensation                               58,524        259,601
   Accrued interest                                1,224,041      1,213,227
   Fuel and other taxes payable                       87,380        434,404

   Accrued legal settlements                         317,000              0
                                                 -----------   ------------
      Total current liabilities                   26,609,937     22,440,642
                                                 -----------   ------------
LONG-TERM DEBT (RELATED PARTY)                             0      2,769,708

MINORITY INTEREST                                    713,096        170,089

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 12,018,224 shares outstanding   42,596,639     42,596,639
    as of September 30, 2006 and December 2005.

   Accumulated deficit                           (32,968,590)   (34,687,155)
                                                 -----------     -----------
   Total shareholders' equity                      9,628,049      7,909,484
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 36,951,082   $ 33,289,923
                                                 ===========    ============








The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                               Three Months Ended        Nine Months Ended
                                2006         2005         2006        2005
OPERATING REVENUES          $49,505,422  $44,446,922  $142,407,194 $127,937,851

RECOVERY ON LITIGATION
  SETTLEMENT                          0    1,700,000             0    1,700,000

OPERATING EXPENSES:
    Purchased transportation 36,116,463   33,189,383   103,610,741   95,912,389
    Commissions               5,956,739    4,293,147    16,531,577   12,410,995
    Insurance and claims      1,523,981    1,494,232     4,586,987    4,764,331
    Salaries, wages, and
      other                   2,792,193    2,637,291     8,902,115    7,145,059
    Other operating expenses  1,909,330    1,895,186     5,987,818    5,223,485
                            -----------   ----------    ----------  -----------
     Total operating
        expenses             48,298,706   43,509,239   139,619,238  125,456,259
                            -----------   ----------   -----------  -----------
OPERATING INCOME              1,206,716    2,637,683     2,787,956    4,181,592
                            -----------   ----------   -----------   ----------
NON-OPERATION INCOME (EXPENSE)
     Interest income              6,770        3,652        20,080       35,643
     Interest (expense)        (231,231)    (144,980)     (589,464)    (404,821)
     Other income                71,643       37,290       110,064      221,690
                            -----------   ----------    ----------   ----------
      Total non-operating
        (expense)              (152,818)    (104,038)     (459,320)    (147,488)
                             -----------   ----------    ----------   ----------
NET INCOME BEFORE MINORITY
  INTEREST                  $ 1,053,898   $2,533,645    $2,328,636  $ 4,034,104
Minority Interest Expense      (327,632)     (58,571)     (543,007)    (175,699)
                            -----------   ----------    ----------   ----------
NET INCOME BEFORE INCOME
  TAXES                     $   726,266   $2,475,074    $1,785,629  $ 3,858,405
    Income taxes expense         19,939      149,437        67,064      300,110
                            -----------   ----------    ----------   ----------

NET INCOME AVAILABLE TO
  COMMON SHARES                 706,327    2,325,637     1,718,565    3,558,295

Basic and Diluted Net Income      $0.06        $0.19         $0.14        $0.30
Per Common Share

WEIGHTED AVERAGE SHARES
  OUTSTANDING -              12,018,224   12,018,224    12,018,224   12,018,224
BASIC AND DILUTED




The accompanying notes are an integral part of the consolidated financial statements.

                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006









                                                             Total
                     Common      Common    Accumulated   Shareholders'
                     Shares      Stock       Deficit         Equity
		         ________________________________________________

Balance, January 1, 2006        12,018,224  $42,596,639 $(34,687,155) $7,909,484

Net income for the nine months
ended September 30, 2006                 0            0    1,718,565   1,718,565

Balance, September 30, 2006     12,018,224  $42,596,639 $(32,968,590) $9,628,049




The accompanying notes are in integral part of the consolidated financial statements.



























                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED)

                                              Nine Months Ended September 30,
                                                          2006         2005
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             1,718,565    3,558,295
Adjustments to reconcile net income to net
cash used in operating activities
  Depreciation and amortization                          101,686      176,425
  Gain on disposal of assets                             (57,410)     (65,163)
  Provision for bad debts                                934,022      714,399
  Minority interest expense                              543,007      175,699
  Deferred tax expense                                   387,348            0
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (4,228,123)  (4,747,221)
    Other receivables                                     (3,431)    (913,788)
    Prepaid expenses and other assets                   (677,521)    (102,893)
    Accounts payable                                     691,838      380,810
    Accrued expenses                                     245,883    1,244,160
    Accrued interest                                      10,814      (50,573)
    Insurance and claims                                 (90,748)     236,684
    Accrued compensation                                (201,077)    (238,027)
    Fuel and other taxes payable                        (347,024)     292,145
    Accrued Legal                                        317,000   (1,891,666)
                                                       ---------     --------
  Net cash used in operating activities                 (540,351)  (1,230,714)
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (237,877)     (49,986)
  Proceeds from sales of fixed assets                      5,327      145,200
                                                        --------    ---------
  Net cash(used in)provided by investing activities     (232,550)      95,214
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                    793,485    1,375,500
  Repayments of Shareholder loans                        (20,584)    (120,000)
  Distributions to minority interest                           0     (120,000)
                                                       ---------    ---------
  Net cash provided by financing activities              772,901    1,135,500
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========

Cash paid for interest                                  $578,650     $457,000
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2006 and the consolidated statements of income, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2006 and 2005 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2005, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2005 financial statement to conform with the 2006 presentation.


3. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                  Three Months Ended        Nine Months Ended

Numerator                           2006         2005         2006        2005
 Net income available to common
   shareholders for basic and
   diluted EPS                     706,327    2,325,637    1,718,565   3,558,295

Denominator

Weighted average shares
  outstanding for basic and
  diluted EPS                   12,018,224   12,018,224  12,018,224   12,018,224






4. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $2.0 million at September 30, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At September 30, 2006, the interest rate on this line of credit was at prime less .25% (8.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2006 the outstanding borrowings on this line of credit were $8.0 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At September 30, 2006, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at September 30, 2006.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at September 30, 2006.

5. LEGAL PROCEEDINGS

    On November 4, 2005, Terrell C. Coleman and Willie B. Crocker ("Plaintiffs") filed a putative class action complaint (the "Complaint") in the United States District Court for the Middle District of Florida (the "Court") in Jacksonville, Florida, against Patriot Logistics, Inc. ("Patriot"). The Complaint alleged that certain aspects of Patriot's motor carrier leases with its independent-contractor owner-operators violate certain federal leasing regulations, and sought injunctive relief, an unspecified amount of damages, and attorney's fees. On January 6, 2006, Defendant served an Answer denying most elements of the Complaint and asserting Affirmative Defenses. On May 16, 2006, the parties reached a proposed Settlement Agreement, with respect to which the Company accrued $315,000 as of June 30, 2006. After notice to a nationwide Plaintiff Class of all owner-operators under lease to Patriot since November 4, 2000, and a Subclass of all such Patriot owner-operators based at its Jacksonville, FL terminal, and the holding of a fairness hearing, the Court approved the Settlement Agreement on October 25, 2006. The Settlement Agreement has resulted in Patriot's entering into a new, more detailed independent contractor operating agreement with each of its owner-operators. Once the Court's approval becomes final and non-appealable, which is expected in 4th Quarter 2006, the Agreement will also result in Company payments to the named plaintiffs, the nationwide Class, the Jacksonville Subclass, and Plaintiffs' attorneys totaling the $315,000 already accrued.





    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

6. SUBSEQUENT EVENT

    As of September 30, 2006, the Company had approximately $2.7 million of notes payable due to its Chief Executive Officer and Chief Financial Officer and August Investment Partnership, an entity affiliated through common ownership. In addition, the Company had approximately $1.2 million of accrued interest due under these notes payable. These notes payable earned interest at a rate of prime plus 0.75% (9.0% at September 30, 2006) with interest payable monthly and the full principal balance was to mature in October 2007.

    In November 2006, these related party notes payable were exchanged for new notes payable with revised terms. In addition, the unpaid accrued interest of approximately $1.2 million was rolled into the new notes payable balance. As a result, the principal balance of the new notes payable is approximately $4.0 million. These new notes payable earn interest at a rate of prime less 1% with interest payable quarterly and the full principal balance will mature in September 2007. These new notes payable are also convertible into common stock of the Company at a conversion price of $1.48 per share. The conversion feature expires on the maturity date of September 22, 2007.

    Based on the guidance under Emerging Issue Task Force Issue 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments", the Company has determined the revision of this debt to be a modification of the debt. As a result, the fair value of the conversion option, estimated at $374,000, will be reflected as a discount on the debt and accreted as additional interest expense over the term of the debt.

    The related party debt remains subordinate to borrowings under the Company's line of credit.

7. NEW ACCOUNTING PRONOUNCEMENTS

    In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes" ("FASB No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.
The Company is currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on the consolidated financial statements.



    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), to address diversity in practice in quantifying financial statement mis-statements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 6, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company's 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.


Results of Operations

    You should read the following discussion regarding the Company and its subsidiaries along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2006 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2006 and 2005 and in the Company's Form 10-K for its fiscal year ended December 31, 2005, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

The following table sets forth the percentage relationships of expense items to revenue (excluding recovery of legal settlements) for the nine months ended September 30, 2006 and September 30, 2005:

                                                       2006     2005
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           72.8     75.0
    Commissions                                        11.6      9.7
    Insurance and claims                                3.2      3.7
    Salaries, wages and other                           6.3      5.6
    Other operating expenses                            4.2      4.1
                                                     -------   ------
     Total operating expenses                          98.1     98.1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    The Company's operating revenues increased to $142.4 million for the nine months ended September 30, 2006 from $127.9 million for the same period in 2005. This is an increase of 11.3%. This increase is attributable to the continued growth of Patriot Logistics, Inc., Keystone Lines Inc., Carolina National Transportation Inc., and US 1 Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    In 2004 the Company setup a legal reserve in the amount of $1.7 million. During the third quarter of 2005 the litigation was settled for an amount within the coverage limits of the liability insurance policy and the Company's insurance provider took responsibility for the settlement of this lawsuit resulting in a $1.7 million dollar recovery. This income is presented on the Company's Consolidated Statement of Income as recovery on litigation settlement.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased to 72.8% of revenue for the nine months ended September 30, 2006 from 75.0% for the nine months ended September 30, 2005.

     This decrease was somewhat offset by the increase in commission expense. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 11.6% of revenue for the nine months ended September 30, 2006 from 9.7% of revenue for the nine months ended September 30, 2005. In total, purchased transportation and commissions decreased to 84.4% of revenue for the nine months ended September 30, 2006 from 84.7% of revenue for the nine months ended September 30, 2005.

    Insurance and claims decreased to 3.2% of revenue for the nine months ended September 30, 2006 from 3.7% of revenue for the nine months ended September 30, 2005. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.5% of revenue can be attributed to the decrease of certain operations' claim activity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Salaries, wages, and fringe benefits were 6.3% of revenue for the nine months ended September 30, 2006 compared to 5.6% of revenue for the nine months ended September 30, 2005. This increase of 0.7% can be attributed to the addition of personnel hired to accommodate the growth of new terminals that have not yet begun to, or did not, produce at their full revenue potential.

    Other operating expenses as a percentage of revenue increased slightly to 4.2% of revenue for the nine months ended September 30, 2006 from 4.1% for the nine months ended September 30, 2005. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company's subsidiaries have expanded by adding new terminal and operations resulting in the addition of new locations. This growth has resulted in an increase in operating expenses such as rent. Operating expense increased $0.8 million from $5.2 million for the nine months ended September 30, 2005 to $6.0 million for the nine months ended September 30, 2006. Three factors that contribute to this increase are changes in rent expense, bad debt expense, and litigation expense. Rent expense increased by $.10 million from $.74 million for the nine months ended September 30, 2005 to $.84 million for the nine months ended September 30, 2006. Bad debt expense increased by $.22 million from $.71 million for the nine months ended September 30, 2005 to $.93 million for the nine months ended September 30, 2006. The Company booked an accrual for a potential litigation judgment in June 2006. This accrual resulted in an increase to other operating expense for the nine months ended September 30, 2006 of $0.32 million.

    Based on the changes in revenue and expenses described above, operating income decreased by $1,393,636. Operating income for the nine months ended September 30, 2006 was $2,787,956 compared to $4,181,592 for the nine months ended September 30, 2005.

    Interest expense increased by $184,643, from $404,821 for the nine months ended September 30, 2005 to $589,464 for the nine months ended September 30, 2006. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At September 30, 2006, the interest rate charged on the loan with US Bank was prime less .25% (8.0%). At September 30, 2005 the interest rate on this loan was prime less .25% (6.50%).

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $116,626 from $221,690 for the nine months ended September 30, 2005 to $110,064 for the nine months ended September 30, 2006. Non-operating (income) expense, exclusive of interest expense, was ($130,144) for the nine months ended September 30, 2006 versus ($257,333) for the nine months ended September 30, 2005.
This decrease was due primarily to a reduction of rental income in 2006 and the gain on the sale of equipment the Company recognized during the first quarter of 2005 that did not occur in 2006.

    The Company also recognized minority interest expenses of $543,007 and $175,699 for the nine months ended September 30, 2006 and 2005 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the Company.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    As a result of the factors described above, net income for the nine months ended September 30, 2006 was $1,718,565 compared with $3,558,295, for the same period in 2005.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005.

The following table sets forth the percentage relationships of expense items to revenue (excluding recovery of legal settlement) for the three months ended September 30, 2006 and September 30, 2005:

                                                       2006     2005
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           73.0     74.7
    Commissions                                        12.0      9.7
    Insurance and claims                                3.1      3.4
    Salaries, wages and fringe benefits                 5.6      5.9
    Other operating expenses                            3.9      4.3
                                                     -------   ------
     Total operating expenses                          97.6     98.0

    The Company's operating revenues increased to $49.5 million for the three months ended September 30, 2006 from $44.4 million for the same period in 2005. This is an increase of 11.5%. This increase is attributable to the continued growth of Patriot Logistics, Inc., Keystone Lines, Inc., Carolina National Transportation, Inc., and US 1 Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    In December 2004 the Company setup a legal reserve in the amount of $1.7 million. During the third quarter of 2005 the litigation was settled for an amount within the coverage limits of the liability insurance policy and the Company's insurance provider, American Inter-fidelity Exchange, took responsibility for the settlement of this lawsuit resulting in a $1.7 million dollar recovery. This income is presented on the Company's statement of income as recovery on litigation settlement.

    Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation is the largest component of operating expenses. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation decreased to 73.0% of revenue for the three months ended September 30, 2006 from 74.7% for the three months ended September 30, 2005. This decrease was more than offset by the increase in commission expense. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

may vary slightly based on agent negotiations with independent owner operators. In addition pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue. Commissions increased to 12.0% of revenue for the three months ended September 30, 2006 from 9.7% of revenue for the three months ended September 30, 2005. As previously described, the increase in commissions of 2.3% of revenue was somewhat offset by the decrease in purchased transportation of 1.7%. In total, purchased transportation and commission was 85.0% of revenue for the three months ended September 30, 2006 compared to 84.4% of revenue for the three months ended September 30, 2005. Minor fluctuations in these percentages can be expected as each agent has slightly different negotiated rates and as the mix of our business changes, these percentages may fluctuate slightly.

    Insurance and claims decreased to 3.1% of revenue for the three months ended September 30, 2006 from 3.4% of revenue for the three months ended September 30, 2005. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.3% of revenue can be attributed to the decrease in insurance costs by one of the Company's operations that were able to negotiate lower insurance rates upon renewal of their policy. The decrease can also be attributed to a decrease in claims incurred by certain operations of the Company.

    Salaries, wages, and fringe benefits were 5.6% of revenue for the three months ended September 30, 2006 compared to 5.9% of revenue for the three months ended September 30, 2005. This decrease is partially attributable to growth of newer operations that are starting to generate sufficient revenue to cover their salaries. In addition, during the 3 months ended September 2005, there were certain bonuses accrued for that were not present in the 3 months ended September 2006.

    Other operating expenses decreased to 3.9% of revenue for the three months ended September 30, 2006 from 4.3% for the three months ended September 30, 2005. This decrease can attributed to newer offices, which opened during 2006, whose fixed expenses have remained relatively constant while the revenue has continued to increase.

    Based on the changes in revenue and expenses described above, operating income decreased by $1,430,967. Operating income for the three months ended September 30, 2006 was $1,206,716 compared to $2,637,683 for the three months ended September 30, 2005.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

   Interest expense increased by $86,251, from $144,980 for the three months ended September 30, 2005 to $231,231 for the three months ended September 30, 2006. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At September 30, 2006, the interest rate charged on the loan with US Bank was prime less .25% (8.0%). At September 30, 2005 the interest rate on this loan was prime less .25% (6.50%).

    Non-operating (income) expense, exclusive of interest expense, includes income from rental property and storage fees as well as gain on disposal of equipment. Non-operating (income) expense, exclusive of interest expense, was ($78,413) for the three months ended September 30, 2006 versus ($40,942) for the three months ended September 30, 2005. This is an increase of ($37,471).

    Minority interest expense was $327,632 and $58,571 for the three months ended September 30, 2006 and 2005, respectively, relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, Inc., net income. Carolina National Transportation, Inc. is a 60% owned subsidiary of the Company.

    As a result of the factors described above, net income for the three months ended September 30, 2006 was $706,327 compared with $2,325,637 for the same period in 2005.

Liquidity and Capital Resources

    Net cash used in operating activities decreased $0.7 million from $1,230,714 for the nine months ended September 30, 2005 to $540,351 for the nine months ended September 30, 2006. Cash provided by operations before changes in working capital decreased $1.0 million from $4.6 million at September 30, 2005 to $3.6 million at September 30, 2006. Because the Company continues to experience growth, a significant amount of the cash generated from operations is used to fund this growth and the related working capital needs. In addition net income in 2005 included a $1.7 million recovery on litigation settlement.

    Net cash (used in) provided by investing activities was ($232,550) for the nine months ended September 30, 2006 compared to $95,214 for the nine months ended September 30, 2005. Net cash used in investing activities increased due to additions to the fixed assets in 2006 relating primarily to capital additions for our new headquarters in Valparaiso, Indiana.

    Net cash provided by financing activities decreased $362,599 from $1,135,500 for the nine months ended September 30, 2005 to $772,901 for the nine months ended September 30, 2006. Net borrowings against the line of credit decreased $582,015 from $1,375,500 for the nine months ended September 30, 2005 to $793,485 for the nine months ended September 30, 2006.






Liquidity and Capital Resources (continued)

    The Company has a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $2.0 million at September 30, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At September 30, 2006, the interest rate on this line of credit was at prime less .25% (8.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2006 the outstanding borrowings on this line of credit were $8.0 million.

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

    The Company is dependent upon the funds available under its line of credit agreement for liquidity. As long as the Company can fund 25% of its accounts receivable from funds generated internally from operations or otherwise, this facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis. The Company believes it will be able to successfully extend or replace its existing line of credit prior to its expiration in October 2007.

    The Company believes it has a system of internal controls designed to enable it to produce accurate and timely financial reports. As a result of the Sarbanes-Oxley Act and the recently adopted rules of the Securities & Exchange Commission and the Public Company Accounting Oversight Board, in connection with the audit of the Company's consolidated financial statements for the fiscal year ending December 31, 2007, the Company will be required to furnish the SEC with management's attestation with regard to the operation of its internal controls. In order to provide this attestation, the Company will have to revise, replace and supplement portions of its internal controls and will have to comprehensively document all of its internal controls. The Company has not yet developed plans to fully accomplish this, although preliminarily it has concluded that it will require substantial work likely to cost in excess of $500,000 plus the time of management and several employees. Further, given the limited resources of the Company, it was not entirely clear whether the Company will be able to meet this deadline.














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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .25% (at September 30, 2006 the rate was 8.00%). The interest rate is based on certain financial covenants and may range from prime to prime less .50%. The Company also has subordinated debt with related parties which bears interest at rates ranging from prime plus .75%.

Certain Relationships and Related Transactions.

    The Company leased office space for its headquarters in Gary, Indiana, for $4,000 monthly, from Michael E. Kibler, the President and Chief Executive Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, Treasurer and a director of the Company through the first quarter of 2006. In April, 2006, the Company relocated its headquarters to Valparaiso, Indiana. The Company now pays rent to an outside vendor.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the President and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $42,000 of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2006.

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the three and nine months ended September 30, 2006 and 2005.





Certain Relationships and Related Transactions (continued)

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for the three and nine months ended September 30, 2006 or 2005. For fiscal 2006, the Company accounted for the majority of the total premium revenue of AIFE. At December 31, 2005, AIFE had net worth of approximately $7.9 million, part of which is attributable to other policyholders of AIFE.

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

    The Company has long-term notes payable due to its Chief Executive Officer, Chief Financial Officer, and August Investment Partnership, an entity affiliated through common ownership, totaling approximately $2.7 million at September 30, 2006. In addition, the Company had approximately $1.1 million of accrued interest due under these notes payable.

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

Exhibit 10.14 Second Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation Inc., Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly,
               Transport Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc.

Exhibit 31.1  Certification 302 of Chief Executive Officer
Exhibit 31.2  Certification 302 of Chief Financial Officer
Exhibit 32.1  Certification 906 of Chief Executive Officer
Exhibit 32.2  Certification 906 of Chief Financial Officer

(b)(1)      Reports on Form 8-K

Form 8-K filed on November 9, 2006, announcing the issuance of convertible subordinated promissory notes in the amount of $1,975,000 to both Michael E. Kibler, the Chief Executive Officer and Harold E. Antonson, the Chief Financial Officer.














                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.



Michael E. Kibler
Chief Executive Officer




Harold E. Antonson
Chief Financial Officer



November 14, 2006