Form 10-K
period 2006-12-31
US 1 INDUSTRIES INC
filed 2007-03-19
CIK 351498

FORM 10-K

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2006.

                              OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                       Commission File No.  1-8129.

                       US 1 INDUSTRIES, INC.
________________________________________________________________
       (Exact name of registrant as specified in its charter)

        Indiana                                95-3585609
_________________________            ____________________________________
 (State of Incorporation)            (I.R.S. Employer Identification No.)

336 W. US Hwy 30, Valparaiso, Indiana              46385
_________________________________________________________________________
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (219) 476-1300
                                                   ______________________

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                          on which registered
_________________________                    ____________________________
Common Stock, no par value                    None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _  _ No _X__

On March 6, 2007, there were 12,169,739 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,036,981. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.











































                              TABLE OF CONTENTS




PART I

 Item 1.  Business                                                    	 1
 Item 1a. Risk Factors                                                	 5
 Item 1b. Unresolved Staff Comments                                   	 7
 Item 2.  Properties                                                  	 7
 Item 3.  Legal Proceedings                                           	 8
 Item 4.  Submission of Matters to a Vote of Security Holders         	 8

PART II

 Item 5.  Market for Registrants Common Equity, Related
          Stockholder Matters, and Issuer Purchases of Equity
          Securities                                                  	 8
 Item 6.  Selected Financial Data                                     	 9
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations             		10
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk 	19
 Item 8.  Financial Statements and Supplementary Data                	20
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                       	35
 Item 9a. Controls and Procedures                                    	35
 Item 9b. Other Information                                          	35

PART III

 Item 10. Directors, Executive Officers and Corporate Governance     	36
 Item 11. Executive Compensation                                     	38
 Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters            	40
 Item 13. Certain Relationships, Related Transactions, and Director
           Independence                                              	41
 Item 14. Principal Accountant Fees and Services                     	43

PART IV

 Item 15  Exhibits and Financial Statement Schedules                 	43

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

    US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's principal subsidiaries consist of Antler Transport, Inc., Blue and Grey Brokerage, Inc., Blue and Grey Transport, Inc., Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, Inc., Friendly
Transport, Inc., Gulf Line Brokerage, Inc., Gulf Line Transportation,
Inc., Harbor Bridge Intermodal Inc., Keystone Lines, Inc., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Transport Leasing, Inc.,
Unity Logistics Inc., and US1 Logistics, LLC. Most of these subsidiaries operate under authority granted by the United States
Department of Transportation (the "DOT") and various state agencies.
The Company's operating subsidiaries generally maintain separate offices, have their own management teams, officers and directors, and are run independently of the parent and each other.

Operations

    The Company, through its subsidiaries, carries virtually all forms of freight transported by truck, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

    The Company, through its subsidiaries, is primarily a non-asset based business, contracting with independent truckers who generally own the trucks they drive and independent agents who own the terminals from which they operate. The Company pays the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods.
The expenses related to the operation of the trucks are the responsibility of the independent contractors and the expenses related to the operation of the terminals are the responsibility of the agents. Certain subsidiaries of the Company also subcontract ("broker") freight loads to other unaffiliated transportation companies. Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1 Industries' revenues are affected by competition and the state of the economy.





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

    During 2006 and 2005, the Company utilized the services of approximately 68 agents. No agent accounted for more that 10% of revenue during 2006 or 2005. The Company shipped freight for approximately 1,000 customers in 2006, none of which accounted for more than 10% of the Company's revenues.

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

Employees

    At December 31, 2006, the Company, through its subsidiaries, had approximately 81 full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2006, 2005 and 2004, cash paid to AIFE for insurance premiums and deductibles was approximately $8,268,000, $4,787,000, and $5,673,000, respectively.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ended December 31, 2006, 2005, and 2004. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2006, 2005 and 2004. However, as of December 31, 2006 AIFE paid a commission due to favorable claims experience during 2006 to a subsidiary insurance agency of US 1 Industries, Inc.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years ended December 31, 2006, 2005, and 2004. For fiscal 2006, the Company accounted for approximately 65% of the total premium revenue of AIFE. At December 31, 2005, AIFE had a net worth of approximately $7.9 million, part of which is attributable to other policy-holders of AIFE.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE.
AIFE incurred management fees of approximately $0, $300,000, and $405,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Regulation

    The Company, through its subsidiaries is a common and contract motor carrier regulated by the DOT and various state agencies. Among other things, this regulation imposes requirements on the Company with regard to the agreements that it has with owner-operators and the terms of payment to them. The Company's compliance with these regulations was the subject of the litigation described in Item 3. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

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

Environmental Regulation

    The Company's subsidiary, TC Services, Inc., owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the Arizona environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine the extent of existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are considered in the land valuation allowance in the Company's consolidated financial statements at December 31, 2006, 2005, and 2004.





Item 1A. Risk Factors

    The Company makes forward-looking statements in this document and in other materials it files with the SEC or otherwise makes public. In addition, senior management of the Company might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning the Company's future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our services, and other statements of the Company's plans, beliefs, or expectations, are forward-looking statements.
In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements the Company makes are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in the following paragraphs and in the other documents that we file with the SEC.

    The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Factors That May Affect Future Results and/or Forward-Looking Statements

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

Dependence on third-party insurance companies. The cost of insurance coverage for commercial trucking varies dramatically, but is expensive. Further, the ability of US 1 to purchase coverage for losses in excess of $1,000,000 is very limited. US 1 relies on AIFE for about 65% of its insurance. AIFE is controlled by Mike Kibler and Harold Antonson and is managed by Lex Venditti, all of whom are directors of the Company. AIFE, in turn, retains some of the risk and reinsures the remainder. US 1's access to affordable insurance other than through AIFE historically has been quite limited. Should the premiums charged by AIFE increase significantly, or should coverage be limited in any way or be unavailable, it could have a material adverse affect on the Company and its results of operations and financial condition.




Factors That May Affect Future Results and/or Forward-Looking
Statements (continued)

Dependence on independent commission agents. As noted above in Item 1, "Business," the Company markets its services primarily through independent commission agents. Currently the Company has a network of 68 agents.
During 2006, 32 of these agents generated revenue for US 1 of at least $1,000,000 and one agent generated approximately $16,300,000, or 8.5% of US 1's total revenue. The Company competes with motor carriers and other third parties for the services of these independent agents. US 1's contracts with these agents typically are terminable upon 30-days notice by either party and do not restrict the ability of a former agent to compete with US 1 following a termination. The loss of some of the Company's agents or a significant decrease in volume generated by these agents could have a materially adverse effect on US 1, including its results of operations and revenue.

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

In October 2006, the Company and the general manager of Patriot Logistics, Inc., a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot terminates in October 2008 or upon a change in control of the Company. The fair value of this option was determined to be immaterial.

Disruptions or failures in the Company's computer systems. The Company's information technology systems used in connection with its operations are located in Arlington Heights, IL and Valparaiso, IN. US 1 relies, in the regular course of business, on the proper operation of its information technology systems to link its network of customers, agents and owner operators. These systems in turn are dependent on operation of the Internet. Any significant disruption or failure of these systems could significantly disrupt the Company's operations and impose significant costs on the Company.

Status of Owner/Operators. From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of owner/operators' classification to employees (from independent contractors) for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes.

Factors That May Affect Future Results and/or Forward-Looking
Statements (continued)

Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or the regulations there under. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice. US 1 treats its owner/operators as independent contractors. The classification of owner/operators as independent contractors does require significant analysis of the facts relating to their service to the Company.

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

Item 1b. Unresolved Staff Comments
    None.

Item 2. Properties

    The Company's administrative offices are at 336 W. US Hwy 30, Valparaiso, Indiana. The Company leased office space for its headquarters in Gary, Indiana, for $4,000 monthly, from Michael E. Kibler, the President and Chief Executive Officer and a director of the Company, and Harold E. Antonson, the Chief Financial Officer, Treasurer and a director of the Company through the first quarter of 2006. In April, 2006, the Company relocated its headquarters to Valparaiso, Indiana. The Company now leases its administrative offices of approximately 7,000 square feet from an independent owner. Patriot Logistics, Inc. leases a truck terminal in Fort Smith, AK of approximately 13,250 square feet on a month-to-month basis for $3,216 from Mr. Michael E. Kibler, President, Chief Executive Officer and a director of the Company, and Mr. Harold Antonson, Treasurer, Chief Financial Officer and a director of the Company.











    In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

                                             Approximate   Monthly     Lease
Subsidiary                  City,State       Square Feet   Rent      Expiration
___________________________________________________________________________________
CAM Transport, Inc.        Gulfport, MS         1,130         1,320    Aug. 31, 2007
Carolina National
 Transportation,LLC        Mt. Pleasant, SC	6,280       $ 9,506    June 30, 2011
Keystone Logistics, Inc.   Clinton, MS            156           250    Nov. 14, 2007
Keystone Logistics, Inc.   Houston, TX            288           350    month to month
Keystone Logistics, Inc.   South bend, IN       4,400         3,148    month to month
Patriot Logistics, Inc.    Atlanta, GA         48,750         1,788    Aug. 31, 2008
Patriot Logistics, Inc.    Bellmar, NJ            525           678    July 31, 2007
Patriot Logistics, Inc.    Charlotte, NC          500         2,600    Dec. 31, 2011
Patriot Logistics, Inc.    Dallas, TX       5.0 acres         4,000    month to month
Patriot Logistics, Inc.    Fontana, CA          4,000         5,775    Apr  14, 2009
Patriot Logistics, Inc.    French Camp, CA      1,000         1,200    month to month
Patriot Logistics, Inc.    Ft. Smith, AK       13,250         3,216    month to month
Patriot Logistics, Inc     Houston, TX         33,000         9,500    Dec. 31, 2007
Patriot Logistics, Inc.    Houston, TX          4,050         2,005    Dec. 14, 2007
Patriot Logistics, Inc     Irving, TX           1,440         1,659    April 7, 2010
Patriot Logistics, Inc.    Jacksonville, FL     1,500         5,664    Sept 30, 2007
Patriot Logistics, Inc     Kansas City, MO        432         1,500    month to month
Patriot Logistics, Inc.    Laredo, TX             400         1,100    month to month
Patriot Logistics, Inc.    Lynwood, CA         18,704         8,416    July 7, 2007
Patriot Logistics, Inc.    Memphis, TN          4,500         5,500    July 13, 2011
Patriot Logistics, Inc.    Milpitas, CA         1,278         2,369    month to month
TC Services, Inc.          Valparaiso, IN       7,000         7,000    Mar  31, 2009
Thunderbird Motor Express  Alton, IL            2,700         1,500    Aug. 31, 2007
Thunderbird Logistics      Terrell, TX          1,700         1,400    Aug. 31, 2007
Thunderbird Motor Express  Olive Branch, MS     1,200         1,000    Dec. 31, 2008
Transport Leasing, Inc.    Calhoun, GA      8.4 acres         7,500    July 14, 2007
Transport Leasing, Inc.    Ft. Smith, AK        1,000           350    month to month
US1 Logistics, Inc.        St. Augustine, FL    1,340         1,740    Mar. 31, 2008

    Management believes that the Company's leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.

Item 3. Legal Proceedings

    On November 4, 2005, Terrell C. Coleman and Willie B. Crocker ("Plaintiffs") filed a putative class action complaint (the "Complaint") in the United State District Court for the Middle District of Florida (the "Court") in Jacksonville, Florida, against Patriot Logistics, Inc. ("Patriot"). The complaint alleged that certain aspects of Patriot's motor carrier leases with its independent-contractor owner-operators violate certain federal leasing regulations, and sought injunctive relief, an unspecified amount of damages, and attorney's fees. On January 6, 2006, Defendant served an Answer denying most elements of the Complain and asserting Affirmative Defenses. On May 1, 2006, the parties reached a Settlement Agreement in the amount of $315,000. The Court approved the Settlement Agreement on October 25, 2006 and the Company paid the settlement in December 2006. The Settlement Agreement has resulted in Patriot's entering into a new, more detailed independent contractor operating agreement with each of its owner-operators.


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

    No Matters were submitted to a vote of Security Holders during the fourth quarter of 2006.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol "USOO".

    The following table sets forth for the periods indicated. The high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

    As of December 31, 2006 there were approximately 3,062 holders of record of the Company's Common Stock.

    The Company has not paid and, for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock. The Company's current credit agreement prohibits the payment of dividends.

    The Company does not currently have any active equity compensation plans or arrangements.

     There were no purchases made, by or on behalf of the Company, of the Company's equity securities during 2006.


     Calendar Year                           High                     Low
__________________________________________________________________________
      2006
      First Quarter                          1.38                     1.12
      Second Quarter                         2.02                     1.05
      Third Quarter                          2.27                     1.17
      Fourth Quarter                         1.60                     1.25

      2005
      First Quarter                          1.65                      .81
      Second Quarter                         1.26                      .73
      Third Quarter                          1.40                     1.04
      Fourth Quarter                         1.35                      .91





Item 6. Selected Financial Data

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 have been audited by the Company's registered independent certified public accountants, whose report on such consolidated financial statements are included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            (in thousands, except shares and per share data)


                                       Fiscal Year Ended December 31,
                           2006      2005        2004        2003       2002
STATEMENT OF OPERATIONS DATA:
Operating revenues       $190,975  $175,625    $149,089    $121,747   $104,186
Purchased transportation  139,149   131,241     111,314      89,699     77,071
Commissions                21,866    17,243      14,294      12,348     10,278
Other operating costs
and expenses               24,999    22,659      23,425      17,977     14,435

Operating income            4,962     4,483          56       1,723      2,402

Interest expense              790       611         466         493        550

Minority interest expense     989        35          28         155        118

Income before income taxes  3,362     4,171         101       1,393      1,684

Income tax (expense) benefit (260)      (54)        (86)          0          0

Net income                  3,102     4,117          15       1,393      1,684

Net Income available to
 common shares		 $  3,102 $   4,117    $     15    $  1,393    $ 2,237

Income per common share
  Net Income
        Basic               $0.25     $0.34       $0.00       $0.12      $0.20
        Diluted             $0.25     $0.34       $0.00       $0.11      $0.20

  Weighted average shares
    outstanding:
        Basic          12,169,739  12,018,224  11,618,224  11,618,224 11,075,758
        Diluted        12,169,739  12,169,739  11,964,174  11,852,507 11,075,758









Item 6. Selected Financial Data (continued)


                                            (in thousands)

                                   Fiscal Year Ended December 31,
                           2006        2005        2004        2003       2002

BALANCE SHEET DATA:
  Total assets            $32,423   $33,290     $26,120     $22,077    $21,444
  Long-term debt, including
   current portion              0     2,770       2,890       3,371      4,311
  Working capital          10,413     9,508       5,145       4,888      2,966
  Shareholders'equity      11,385     7,909       3,593       3,410      1,857

OTHER DATA:
  Cash provided by (used in)
   operating activities     3,874    (1,599)       (271)      2,419        831
  Cash (used in) provided by
   investing activities      (281)      146         274        (128)      (157)
  Cash (used in) provided by
   financing activities    (3,593)   (1,453)         (3)     (2,291)      (996)

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

    A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. One of the Company's subsidiaries had a substantial verdict entered against it in 2004. In 2005 the case was settled for $750,000 and the Company's insurer, AIFE agreed to pay the full amount of the settlement. The Company recorded a recovery on this litigation of $1.7 million.

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)


    The following table set forth the percentage relationships of expense items to operating revenue for the periods indicated:

                                                      Fiscal Years
                                                --------------------------
                                                  2006      2005     2004
                                                 ------    ------   ------
Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       72.9     74.7     74.7
    Agent Commissions                              11.5      9.8      9.5
    Insurance and claims                            2.8      3.7      4.1
    Litigation judgment                             0.0     (1.0)     1.1
    Salaries, wages and fringe benefits             6.1      6.0      6.0
    Other operating expenses                        4.2      4.2      4.5
                                                   _____    _____   ______
            Total operating expenses               97.5     97.4     99.9
                                                   _____    _____   ______
Operating income                                    2.5%     2.6%     0.1%

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

    The Company records an allowance for doubtful accounts based on (1) specifically identified amounts that it believes to be un-collectable and
(2) an additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and (3) our assessment of the general financial conditions affecting our customer base. At December 31, 2006, the allowance for doubtful accounts was $991,908 or approximately 4% of total trade accounts receivable. If actual collections experience changes, revisions to the Company's allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, US 1 reviews the components of other receivables, consisting primarily of advances to drivers and agents, and writes off specifically identified amounts that it believes to be un-collectable.


Critical Accounting Policies and Estimates (continued)

    Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows the guidance in EITF 99-19 and records revenues at the gross amount billed to customers because the Company performs service for the customer and bears the credit risk.

    The Company is involved in various litigation matters in the normal course of business. Management evaluates the likelihood of a potential loss from the various litigation matters on a quarterly basis. When it is probable that a loss will occur from litigation and the amount of the loss can be reasonably estimated, the loss is recognized in the Company's financial statements. If a potential loss is not determined to be both probable and reasonably estimated, but there is at least a reasonable possibility that a loss may be incurred, the litigation is not recorded in the Company's financial statements but this litigation is disclosed in the footnotes of the financial statements.

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

     AIFE is managed by a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability, property damage, and cargo loss and damage insurance coverage to several subsidiaries of the ompany as well as other entities related to the Company by common ownership. For the years ended December 31, 2006, 2005 and 2004, cash paid to AIFE for insurance premiums and deductibles was approximately $8,268,000, $4,787,000, and $5,673,000, respectively.

     The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2006. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended
December 31, 2006, 2005 and 2004.

     If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2006, 2005, and 2004. The subsidiaries of the Company currently account for the majority of the premiums of AIFE. For fiscal 2006, the Company accounted for approximately 65% of the total premium revenue of AIFE. At December 31, 2005, AIFE had net worth of approximately $7.9 million, part of which is attributable to other policyholders of AIFE.






Critical Accounting Policies and Estimates (continued)

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2006, the Company's deferred tax asset of approximately $1.4 million consists principally of net operating loss carry-forwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized. The Company has based its estimate of the future utilization of the net operating loss carry-forwards upon its estimate of future taxable income as well as the timing of expiration of the Company's net operating loss carry-forwards. Approximately 7.4% of the Company's net operating loss carry-forwards expire in 2007, with substantially all of the net operating loss carry-forwards expiring by 2010.

    At December 31, 2006 the valuation allowance for deferred tax assets was approximately $2.0 million. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required. 2006 Compared to 2005

    The Company's operating revenues for the 2006 fiscal year was $191 million, an increase of $15.4 million, or 8.7%, over operating revenue for the 2005 fiscal year. The increase was attributable to the continued growth of Harbor Bridge Intermodal, Inc., Carolina National Transportation, LLC. and US1 Logistics, LLC. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation and commissions in total averaged 84.4% of operating revenue in fiscal 2006 versus 84.5% of operating revenue in fiscal 2005. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.
In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

    In 2003, the operation known as Patriot Logistics, Inc. began using employees to staff the terminals rather than independent sales agent. This operation accounted for approximately 24% and 27% of the Company's consolidated operating revenues in 2006 and 2005, respectively.

    Insurance and claims decreased in 2006 to 2.8% of operating revenue compared to 3.7% of operating revenue for 2005. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of

2006 Compared to 2005 (continued)

existing claims could adversely affect the Company's operating income. The 0.9% improvement in the percentage of operating revenue represented by insurance and claims between 2006 and 2005 can be attributed to the decrease of certain operations' claim activity for the year ended December 31, 2006. The Company also reduced insurance and claims expense by $400,000 due to a commission received by an insurance subsidiary of the Company for favorable claims experience during 2006. The Company obtains a significant amount of its auto liability and cargo insurance from AIFE, an affiliated entity (see
Note 5 to consolidated financial statements).

    The $1.7 million of litigation judgment from 2004 was recovered in 2005. This recovery was the result of a settlement reached during third quarter 2005 pertaining to a personal injury case relating to an auto accident, which occurred in March 2001 against a subsidiary of the Company, Cam Transport, Inc., in the amount of $1.7 million. During the third quarter of 2005, the case was settled for $750,000 and the Company's insurer, AIFE agreed to pay the full amount of the settlement. As a result, the Company has recorded a recovery on this litigation of $1.7 million for the fiscal year ended December 31, 2005.

    Salaries, wages and fringe benefits increased slightly to 6.1% of operating revenue compared to 6.0% of operating revenue for the same period of time in 2005. This increase can be attributed to the addition of personnel hired to accommodate the growth of expanding terminals that have not yet begun to or did not produce at their full revenue potential.

    Other operating expenses remained consistent at 4.2% of operating revenues. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense.

    Based on the changes in revenue and expenses discussed above, operating income increased by $0.5 million from $4.5 million in 2005 to $5.0 million in 2006. Included in operating income for 2005 is a $1.7 million recovery relating to litigation. The Company did not incur any such recoveries in fiscal 2006.

    Interest expense increased slightly to $0.8 million in 2006 from $0.6 million in 2005. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit.
The rate on the Company's' loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At December 31, 2006 the interest rate on this loan was prime less .50% (7.75%). At December 31, 2005 the Company's interest rate on the credit facility with its lender was at prime less .25% (7.00%).

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $0.1 million in 2006 from 2005. This decrease was due primarily to a reduction of rental income in 2006 and the gain on the sale of equipment the Company recognized during the first quarter of 2005 that did not occur in 2006.

    The Company also recognized minority interest expense of $1.0 million and $.35 million relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, LLC net income for the years ended December 31, 2006 and 2005, respectively. The decline in claims experience during 2006, the decrease in management fees and the increase in revenue resulted in an
increase of net income for Carolina National Transportation, LLC.   Carolina
2006 Compared to 2005 (continued)

National Transportation, LLC, is a 60% owned subsidiary of the Company.

    The Company has net operating loss carry-forwards of approximately $9.0 million at December 31, 2006. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2007 through 2010. Approximately 7.4% of the Company's net operating loss carry-forwards expire in 2007.

    As a result of the factors outlined above, net income in 2006 was $3.1 million compared with $4.1 million in 2005.

2005 Compared to 2004

    Operating revenue for the 2005 fiscal year was $175.6 million, an increase of $26.5 million, or 17.8%, over operating revenue for the 2004 fiscal year. The increase was attributable to the continued growth of Harbor Bridge, Inc., Carolina National, Inc., and the new operation of US1 Logistics, Inc. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner/operators. However, in total, commissions and purchased transportation would typically be expected to
remain relatively consistent as a percentage of revenue.   Purchased
transportation and commissions in total averaged 84.5% of operating revenue in fiscal 2005 versus 84.2% of operating revenue in fiscal 2004.

    In 2003, the operation known as Patriot Logistics, Inc. began using employees to staff the terminals rather than independent sales agent. This operation accounted for approximately 27% and 23% of the Company's consolidated operating revenues in 2005 and 2004, respectively.

    Insurance and claims decreased in 2005 to 3.7% of operating revenue compared to 4.1% of operating revenue for 2004. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The 0.4% improvement in the percentage of operating revenue represented by insurance and claims between 2005 and 2004 can be attributed to the decrease of certain operations' claim activity for the year ended December 31, 2005. The Company obtains a significant amount of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 5 to consolidated financial statements).

    The $1.7 million litigation judgment from 2004 was recovered in 2005. This recovery was the result of a settlement rendered during third quarter 2005 pertaining to a personal injury case relating to an auto accident, which occurred in March 2001 against a subsidiary of the Company, Cam Transport, Inc., in the amount of $1.7 million. During the third quarter of 2005, the case was settled for $750,000 and the Company's insurer, AIFE agreed to pay the full amount of the settlement. As a result, the Company has recorded a

2005 Compared to 2004 (continued)

recovery on this litigation of $1.7 million for the fiscal year ended December 31, 2005.

    Salaries, wages and fringe benefits remained constant at 6.0% of operating revenue in 2005 and 2004.

    Other operating expenses decreased slightly as a percentage of operating revenue to 4.2% in 2005 from 4.5% in 2004. While not all operating expenses are directly variable with revenues, the increased revenue directly impacts several components of operating expenses such as bad debt expense. In addition, the Company's subsidiaries have expanded by adding new terminals and operations resulting in the addition of new locations resulting in an increase in operating expenses such as rent. Other operating expenses increased $0.7 million from $6.7 million in 2004 to $7.4 million in 2005. Two factors that contribute to this increase are changes in rent expense and bad debt expense. Rent expense increased by $0.2 million from $0.8 million for 2004 to $1.0 million for 2005. Bad debt expense increased by $0.2 million from $0.8 million in 2004 to $1.0 million in 2005.

    Based on the changes in revenue and expenses discussed above, operating income increased by $4.4 million from $0.1 million in 2004 to $4.5 million in 2005. Included in operating income for 2005 is a $1.7 million recovery relating to litigation.

    Interest expense increased slightly to $0.6 million in 2005 from $0.5 million in 2004. This increase in interest expense is primarily attributable to the increase in interest rates in the past year. The rate on the Companys' credit facility with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. An increase in the funds the Company borrowed against its line of credit during 2005 also resulted in higher interest expense. At December 31, 2005 the interest rate charged on the credit facility with US Bank was prime less .25% (7.00%). At December 31, 2004 the Company's interest rate on the credit facility with its lender was at prime (5.25%).

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $0.2 million in 2005 from 2004. This decrease was due primarily to the gain on the sale of equipment the Company realized during 2004.

    The Company also recognized minority interest expense of $.35 million and $.28 million relating to the minority shareholders' portion of its subsidiary, Carolina National Transportation, Inc., net income for the years ended December 31, 2005 and 2004, respectively. Carolina National Transportation, Inc., is a 60% owned subsidiary of the Company.

    The Company had net operating loss carry-forwards of approximately $24 million at December 31, 2005. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2006 through 2010. Approximately 62% of the Company's net operating loss carry-forwards expired or were used in 2006.

    As a result of the factors outlined above, net income in 2005 was $4.1 million compared with $.14 million in 2004.




Liquidity and Capital Resources

    During fiscal 2006, the Company's financial position continued to improve. The Company had shareholders' equity of $11.4 million at December 31, 2006 compared with $7.9 million at December 31, 2005.

    Net cash provided by (used in) operating activities increased $5.5 million from ($1.6 million) for the year ended December 31, 2005 to $3.9 million for the year ended December 31, 2006. Net income in 2006 of $3.1 million was the primary source of cash provided by operations. Accounts receivable decreased by $1.3 million, however, this decrease was largely offset by a decrease in accounts payable of $1.0 million.

    Net cash provided by (used in) investing activities was $145,819 for the year ending December 31, 2005 compared to ($281,177) for the year ending December 31, 2006. Net cash used in investing activities increased due to additions to the fixed assets in 2006 relating primarily to capital additions for the new headquarters in Valparaiso, Indiana.

    Net cash (used in) provided by financing activities decreased $5,046,156 from $1,452,998 for the year ending December 31, 2005 to ($3,593,158) for the year ending December 31, 2006. The decrease resulted from repayments to the Company's line of credit balance. The company and its subsidiaries repaid $3,572,574 on the revolving line of credit during 2006 verses borrowing additional funds of $1,692,998 in 2005.

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $6.4 million at December 31, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At December 31, 2006, the interest rate on this line of credit was at prime less .50% (7.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2006 the outstanding borrowings on this line of credit were $3.6 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At December 31, 2006, the Company was in compliance these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at December 31, 2006.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at December 31, 2006.





Liquidity and Capital Resources (Continued)

    The Company also has approximately $3.6 million of debt payable net of unamortized discount of $0.3 million to the Chief Executive Officer and Chief Financial Officer or entities under their control. This debt is subordinate to the lender of the revolving credit facility and matures on September 22, 2007. This debt is also convertible into common stock of the
Company at a conversion price of $1.48 per share.    The conversion feature
expires on the maturity date of September 22, 2007. Repayment of the subordinate debt would require approval from the lender of the revolving credit facility. The subordinated debt has historically been extended prior to maturity.

The following is a table of our contractual obligations and other commercial commitments as of December 31, 2006 (dollars in thousands):

                                    Less than        2-3        4-5      After
                           Total     1 year         Years      Years   5 years
                          ____________________________________________________
Revolving Line of Credit  $ 3,634     $3,634      $     0   $      0    $    0
Convertible Subordinated
Debt			    3,637      3,637            0          0         0
Operating Leases            1,852        753          742        357         0
                          ____________________________________________________
Total Contractual
 Obligations               $9,123     $8,024         $742       $357        $0


Historically the revolving line of credit and long term debt has been extended prior to maturity.

The Company does not have any long-term purchase commitments as of December 31, 2006.

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

Recently Issued Accounting Standards

    In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes"("FASB No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on the consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Mistatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), to address diversity in practice in quantifying finacial statements misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 6, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adobption of SAB No. 108 does not have a material impact on the Company's consolidated financial statements.
















Off-Balance Sheet Arrangements

    The Company's subsidiaries obtain the majority of their auto liability and cargo insurance from AIFE. For the years ended December 31, 2006, 2005, and 2004, cash paid to AIFE for insurance premiums and deductibles was approximately $8,268,000, $4,787,000, and $5,673,000, respectively. If
AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2006, 2005, and 2004, respectively. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2006, the subsidiaries of the Company account for approximately 65% of the total premium revenue of AIFE. At December 31, 2005, AIFE had net worth of approximately $7.9 million.

    The Company has no other off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to the impact of interest rate changes. The Company has a $10 million line of credit with a variable interest rate, which may ranges from prime (8.25% at December 31, 2006) to prime less .50%. At December 31, 2006, the interest rate on this line of credit was at 7.75%. The outstanding balance on this line of credit at December 31, 2006 was $3.6 million. The Company also has approximately $3.6 million of debt payable net of unamortized discount of $0.3 million to the Chief Executive Officer and Chief Financial Officer or entities under their control which bears interest at prime less 1%. Based on the Company's outstanding borrowings at December 31, 2006, a 1% increase in the prime rate would result in approximately $40,000 of additional interest expense annually.

         On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at December 31, 2006.























Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of US 1 Industries, Inc.
Valparaiso, Indiana

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.
We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP
Chicago, Illinois
March 9, 2007














               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2006 AND 2005


ASSETS

                                                     2006	       2005
CURRENT ASSETS:
 Accounts receivable-trade, less
    allowance for doubtful accounts of
    $992,000 and $1,365,000 respectively           $25,764,263  $28,108,082
Other receivables, including receivables due
    from affiliated entities of $691,000 and
    $144,000 in 2006 and 2005, respectively          3,159,640    2,343,563
 Prepaid expenses and other current assets             649,692      509,919
 Current deferred tax asset                            717,400      987,348
                                                   ------------  ----------
      Total current assets                          30,290,995   31,948,912

Property and Equipment
   Land, less valuation allowance of $141,347           54,000       54,000
   Equipment                                           952,675      859,602
   Less accumulated depreciation and amortization     (573,501)    (574,810)
                                                   ------------  ----------
      Net property and equipment                       433,174      338,792
                                                   ------------  ----------
Non-current deferred tax asset                         717,400      600,000
Notes receivable - Long Term                           594,896            0
Other assets                                           386,037      402,219
                                                  -------------  -----------
TOTAL ASSETS                                       $32,422,502  $33,289,923
                                                  =============  ===========








The accompanying notes are an integral part of the consolidated financial statements.













                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    2006           2005
CURRENT LIABILITIES:
   Revolving line of credit                      $ 3,633,784    $ 7,206,358
   Related Party Convertible subordinated debt,
     net of Unamortized discount of $313,000       3,637,037              0
Accounts payable                                   9,594,681     10,557,403
   Other accrued expenses                            988,823        890,026
   Insurance and claims                            1,507,980      1,879,623
   Accrued compensation                              127,381        259,601
   Accrued interest                                   32,595      1,213,227
   Fuel and other taxes payable                      355,853        434,404
                                                 -----------    -----------
      Total current liabilities                   19,878,134     22,440,642
                                                 -----------    -----------

LONG-TERM DEBT(RELATED PARTY)                              0      2,769,708

MINORITY INTEREST                                  1,159,542        170,089

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
    Common stock, authorized 20,000,000 shares;
    no par value; 12,169,739 and 12,018,224
    shares outstanding as of December 31, 2006
    and December 31, 2005, respectively.
                                                  42,970,288     42,596,639
   Accumulated deficit                           (31,585,462)   (34,687,155)
                                                 -----------    -----------
   Total shareholders' equity                     11,384,826      7,909,484
                                                 -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                      $ 32,422,502   $ 33,289,923
                                                 ===========  =============









The accompanying notes are an integral part of the consolidated financial statements.


                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
               YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                               2006           2005          2004
OPERATING REVENUES         $190,975,659   $175,625,278   $149,089,326


OPERATING EXPENSES:
   Purchased transportation 139,149,362    131,240,595    111,314,388
   Commissions               21,865,698     17,242,997     14,293,663
   Insurance and claims       5,324,667      6,531,988      6,067,748
   Litigation Judgment
         (recovery)                   0     (1,700,000)     1,700,000
   Salaries, wages, and
         other               11,699,451     10,442,539      8,932,443
   Other Operating expenses   7,974,762      7,384,480      6,724,737
                            ___________   ____________    ___________
Total operating expenses    186,013,940    171,142,599    149,032,979
                            ___________   ____________    ___________
OPERATING INCOME              4,961,719      4,482,679         56,347
                            ___________    ___________    ___________
NON OPERATING INCOME (EXPENSE):
    Interest income              16,927         60,814         21,981
    Interest expense           (790,369)      (610,785)      (465,903)
    Other income, net           163,138        273,186        516,583
      Total non operating      _________      _________      _________
        income (expense)       (610,304)      (276,785)        72,661

NET INCOME BEFORE
  MINORITY INTEREST           4,351,415      4,205,894        129,008
    Minority Interest          (989,453)       (35,143)       (27,748)
                              _________      _________        ________
NET INCOME BEFORE
  INCOME TAXES                3,361,962      4,170,751        101,260
    Income Taxes                260,269         54,203         86,738
                            ___________    ___________    ___________
NET INCOME                  $ 3,101,693    $ 4,116,548    $    14,522
                            ___________    ___________    ___________
Basic and Diluted Net Income
 Per Common Share                 $0.25          $0.34          $0.00

Weighted Average Common Shares
  Outstanding - Basic        12,169,739     12,018,224     11,618,224

Weighted Average Common Shares
  Outstanding - Diluted      12,169,739     12,169,739     11,964,174


The accompanying notes are an integral part of the consolidated financial statements.





                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

                              Common Stock                Accumulated
                          Shares         Amount       Deficit        Total
                         ______________________    _______________________
Balance at
 December 31, 2003       11,618,224   $42,227,725  $(38,818,225)  $3,409,500
Grant of restricted
 Common Stock (Note 11)           0       125,714             0      125,714
Minority interest in
 Subsidiary (Note 12)             0        43,200             0       43,200
Net Income                        0             0        14,522       14,522
Balance at               __________  ____________  ____________  ___________
 December 31, 2004       11,618,224   $42,396,639  $(38,803,703)  $3,592,936
Grant of restricted
 Common Stock (Note 11)           0       200,000             0      200,000
Common shares issued
to employees (Note 11)      400,000             0             0            0
Net Income                        0             0     4,116,548    4,116,548
Balance at               __________  ____________  ____________  ___________
 December 31, 2005       12,018,224   $42,596,639  $(34,687,155)  $7,909,484
Conversion option on
 Subordinated debt
             (note 9)             0       373,649             0      373,649
Grant of restricted
common stock                151,515             0             0            0
Net Income                        0             0     3,101,693    3,101,693
Balance at               __________  ____________  ____________  ___________
 December 31, 2006       12,169,739   $42,970,288  $(31,585,462) $11,384,826



















The accompanying notes are an integral part of the consolidated financial statements.



                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2006,2005 AND 2004

                                         2006          2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 3,101,693   $ 4,116,548  $    14,522
 Adjustments to reconcile net
  income to net cash provided
  by(used in) operating activities:
    Depreciation and amortization        134,196       223,286      316,875
    Compensation expense resulting from
     Issuance of equity in subsidiary          0             0      100,000
    Compensation expense resulting from
     restricted stock grant to officers        0       200,000      125,714
    Provision for bad debt             1,085,618     1,031,513      726,000
    Amortization of discount on
     convertible note                     60,686             0            0
    Minority interest                    989,453        35,143       27,748
    Deferred Income Tax Benefit
     (Expense)                           152,548      (387,348)           0
    (Gain) Loss on disposal of fixed
      assets                              52,599      (107,485)    (166,454)
    Changes in operating assets and
      liabilities:
      Accounts receivable-trade        1,258,201    (7,088,536)  (4,867,032)
      Other receivables                 (816,077)     (980,932)    (108,388)
      Prepaid expenses and other
       current assets                   (718,487)       (6,712)    (217,905)
      Accounts payable                  (962,722)    2,464,739    1,079,304
      Accrued expenses                    98,797       205,958      306,593
      Insurance and claims              (371,643)      537,768      552,901
      Accrued interest                    20,244       (61,283)     139,723
      Accrued compensation              (132,220)      (37,080)     248,818
      Fuel and other taxes payable       (78,551)      338,937       67,329
      Accrued legal                            0    (2,083,333)   1,383,333
       Net cash (used in) provided by __________    ___________  __________
        operating activities           3,874,335    (1,598,817)    (270,919)
                                      __________    ___________  ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets             (298,506)     (145,701)    (149,950)
  Proceeds from sale of fixed assets      17,329       291,520      424,420
        Net cash provided by (used in)  _________    __________  ___________
         investing activities           (281,177)      145,819      274,470
                                        _________    __________  ___________













                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments)
   under line of credit               (3,572,574)    1,692,998      628,602
  Principal payments of long-term debt         0             0     (477,624)
  Repayments of shareholder loans        (20,584)     (120,000)           0
  Distribution to minority interest            0      (120,000)    (154,529)
      Net cash (used in) provided by  ___________    __________   __________
         financing activities         (3,593,158)    1,452,998       (3,551)
                                      ___________    __________   __________
NET CHANGE IN CASH                             0             0            0

CASH, BEGINNING OF YEAR                        0             0            0
CASH, END OF YEAR                       $      0      $      0     $      0
                                      ___________   ___________   __________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest    $770,125      $672,068     $326,180


    The Company recognized $0, $0, and $100,000 of compensation expense for the years ended December 31, 2006, 2005, and 2004, respectively for the issuance of common stock of a subsidiary, which was issued to key employees as further discussed in Note 9.

    The company recognized $0, $200,000, and $125,714 of compensation expense for the years ended December 31, 2006, 2005, and 2004 respectively, for restricted stock granted to executives.

The accompanying notes are an integral part of the consolidated financial statements.






















                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The accompanying notes are an integral part of the consolidated financial statements.

1. OPERATIONS

    The Company, through its subsidiaries, is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. No one agent accounted for more than 10% of the Company's operating revenue for the years ended December 2006 and 2005. One agent accounted for 10.3% of revenue during 2004. The Company shipped freight for approximately 1,000 customers in 2006, none of which accounted for more than 10% of the Company's revenues.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2004 and 2005 financial statements to conform with the 2006 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

    Revenue Recognition--Revenue for freight in transit is recognized upon delivery. Amounts payable for purchased transportation, commissions and insurance expense are accrued when an obligation is incurred, generally when the related revenue is recognized.

    Fixed Assets--Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to eight years.








                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Long-Lived Assets--The Company assesses the realizability of its long-lived assets in accordance with statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.

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

    Earnings Per Common Share ("FASB No. 128") --The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement required presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. There are 0, 151,514, and 400,000 common stock equivalents at December 31, 2006, 2005, and 2004, respectively.

    Business Segments--Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company presents its operations in one business segment. All Other Segments are immaterial to the Company's consolidated financial statements. All other segments meet the aggregation requirement of SFAS No. 131.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes" ("FASB No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the
                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.
The Company is currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on the consolidated financial statements.

   In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Mistatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), to address diversity in practice in quantifying finacial statements misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 6, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adobption of SAB No. 108 does not have a material impact on the Company's consolidated financial statements.

 4. EARNINGS PER COMMON SHARE

    The Company calculates earnings per share ("EPS") in accordance with FASB No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS.

Net income available to common
      shareholders for basic
      and diluted EPS       	        3,101,693     4,116,548       14,522
Denominator
      Weighted average common shares
      outstanding for basic EPS        12,169,739    12,018,224   11,618,224
      Effect of diluted securities
      Unvested restricted stock granted
      to employees                              0       151,515      345,950
                                           __________________________________
      Weighted average shares outstanding
      for diluted EPS                   12,169,739    12,169,739   11,964,174

5. RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $67,000, $66,000 and $119,000 in 2006, 2005, and 2004, respectively. Accounts receivable due from entities affiliated through common ownership was $691,000 and $144,000 as of December 31, 2006 and 2005, respectively.

     One of the subsidiaries' insurance providers, AIFE, is managed by a Director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2006, 2005 and 2004, cash paid to AIFE for insurance premiums and deductibles was approximately $8,268,000, $4,787,000, and $5,673,000, respectively.
5. RELATED PARTY TRANSACTIONS (continued)

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2006. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2006, 2005 and 2004.

     If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2006. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2006, the Company through its subsidiaries accounted for approximately 65% of the total premium revenue of AIFE. At December 31, 2005, AIFE had net worth of approximately $7.9 million.

    For the year ended December 31, 2006, AIFE paid a commission due to favorable claims experience to a subsidiary insurance agency of US1 Industries, Inc. of $400,000. There were no such payments in 2005.

    At December 31, 2006 the Company had accounts receivable from an affiliated entity in the amount of $161,364 for payroll services provided to the entity. There was no amount due for these services at December 31, 2005.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0, $300,000, and $405,000 for the years ended December 31, 2006, 2005, and 2004, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

    In 2006 and 2005 the company paid consulting fees of $19,000 and $24,000, respectively to one of its directors relating to insurance services.

    The Company has notes payable due to its Chief Executive Officer and Chief Financial Officer that mature in September 2007 and is classified as a current liability (see Note 9).

6. LEASES

    The Company leased its administrative offices in Gary, Indiana on a month-to-month basis for $4,000 per month during the first quarter of 2006. In April the Company relocated its headquarter to Valparaiso, Indiana and now pays monthly rental to an outside vendor. Patriot Logistics, Inc., a wholly-owned subsidiary, leases a truck terminal in Fort Smith, Arkansas on a month-to-month basis for $3,216 from the Company's President/Chief Executive Officer, and Treasurer/Chief Financial Officer who are both directors of the Company.

    In addition, the Company's subsidiaries lease office space and land in Mississippi, Texas, Tennessee, Illinois, South Carolina, Georgia, Missouri, North Carolina, Indiana, California, Arkansas, New Jersey, and Florida under operating leases ranging from one to five years.




6. LEASES (continued)

    Rent expense under these operating leases was $1,186,000, $1,064,000 and $837,000 for the years ended 2006, 2005, and 2004 respectively.

Future commitments under these operating leases are as follows:

                2007           752,956
                2008           417,960
                2009           324,180
                2010           220,163
                2011           137,036
                            __________
                            $1,852,295

7. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $6.4 million at December 31, 2006. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At December 31 ,2006, the interest rate on this line of credit was at prime less .50% (7.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December
31, 2006 the outstanding borrowings on this line of credit were $3.6 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At December 31, 2006, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at December 31, 2006.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000.
The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at December 31, 2006.













8. LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 comprises:
                                                     2006           2005
Note payable to the Chief Executive Officer
 And Chief Financial Officer, interest at
 Prime + .75% (8.00%), interest only payments
 required, with principal balance due October
  2007.                                          $        0     $1,919,708

Mortgage note payable to the Chief Executive
 Officer and Chief Financial Officer
 collateralized by land, interest at
 prime + .75% (8.00%), interest only payments
 required, principal balance due
 October 2007                                             0        500,000

Note payable to August Investment
 Partnership, interest at prime + .75% (8.00%),
 interest only payments required, principal
 balance due October 2007                                 0        250,000

Mortgage note payable to August Investment
 Partnership, interest at prime + .75% (8.00%),
 interest only payments required, principal
 balance due October 2007                                 0        100,000
                                                 __________     ___________
  Subtotal - related party debt  	         $        0     $2,769,708
            Less current portion                          0              0
            Total long-term debt                 $        0     $2,769,708
                                                 ==========      =========

 Interest expense on related party notes was approximately $148,000 and $131,000, for the year ended December 31, 2006 and 2005, respectively.

9. CONVERTIBLE SUBORDINATED DEBT

    In November 2006, the long-term debt (referred to in note 8) was exchanged for new notes payable with revised terms. In addition, the unpaid accrued interest of approximately $1.2 million was rolled into the new notes payable balance. As a result, the principal balance of the new notes payable net of unamortized discount of $0.3 million is approximately $3.6 million. These new notes payable earn interest at a rate of prime less 1% with interest payable quarterly and the full principal balance will mature in September 2007. These new notes payable are also convertible at the option of the holder into common stock of the Company at a conversion price of $1.48 per share. The conversion feature expires on the maturity date of September 22, 2007.

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

    The related party debt remains subordinate to borrowings under the Company's line of credit.

10. INCOME TAXES

The composition of income tax expense (benefit) is as follows:

December 31,                              2006        2005         2004
____________________________________________________________________________
Current				       $1,184,496    $ 1,366,203   $ 746,738
Deferred  			          387,348        298,000    (695,000)
Benefit from operating
loss carry-forward                     (1,076,775)    (1,057,000)   (719,000)
Adjustment of valuation allowance        (234,800)      (553,000)    754,000
                                       ______________________________________
                                       $  260,269       $ 54,203   $  86,738
                                       ______________________________________

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2006, 2005, and 2004:

December 31,                              2006        2005          2004
______________________________________________________________________________
Income tax expense at statutory
rate                                  $  834,615     $1,418,000     $ 34,000
State income tax expense, net of
federal tax benefit                      349,881        246,000       17,000
Adjustment of valuation allowance       (924,227)    (1,609,797)      35,738
                                      _______________________________________
                                      $  260,269       $ 54,203   $   86,738
                                      _______________________________________

    The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Carolina National, the Company's 60% owned subsidiary files a separate federal income tax return.

Deferred income taxes consist of the following:

December 31,                          2006        2005
___________________________________________________________
Total deferred tax assets, relating
principally to net operating
loss carry-forwards               $ 3,399,706  $ 9,205,000
Less valuation allowance           (1,964,906) ( 7,617,652)
                                 ___________________________
Total net deferred tax asset      $ 1,434,800  $ 1,587,348
                                 ___________________________

    At December 31, 2006 and 2005, the Company has realized a net deferred tax asset of $1,434,800 and $1,587,348 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2006.

10. INCOME TAXES (continued)

    The Company has net operating loss carry-forwards of approximately $9.0 million at December 31, 2006. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2007 through 2010. Approximately 7.4% of the Company's net operating loss carry forwards expire in 2007.

11. STOCK COMPENSATION

    In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer, subject to the continued employment of these employees through December 2004. In December 2004, the Board of Directors extended the vesting
period until March 2005.   As a result, the Company incurred $0, $0, and
$125,712 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the years ended December 31, 2006, 2005, and 2004, respectively. The shares were issued during the first quarter of 2005.

    In December 2005, the Company granted 151,515 shares (75,757 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer based on certain earnings criteria. These shares vested as of January 1, 2006. As a result, the Company incurred $200,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the year ended December 31, 2005. The shares were issued during the first quarter of 2006.

12. MINORITY INTEREST

    The Company entered into an agreement with certain key employees of its subsidiary, Carolina National Transportation, Inc. ("Carolina"), in which these employees earned a 40% ownership interest in Carolina over a three year period, beginning in the year following which Carolina achieved positive retained earnings, contingent upon certain restrictions, including continued employment at Carolina. In 2001, Carolina achieved positive retained earnings. As a result, the Company incurred total compensation expense of $400,000 over the three-year vesting period. The Company incurred compensation expense of $100,000 for the year ended December 31 2004. The excess of the fair value of the Carolina common stock issued over the book value of this common stock is reflected as a credit to common stock in the amount of $43,200 fiscal 2004. The Company also recognized minority interest expense of $989,453, $35,143, and $27,748 relating to the employees' portion of Carolina's net income for the years ended December 31, 2006, 2005, and 2004, respectively. Carolina paid dividends of $0, $120,000 and $154,529 to the minority shareholders for the years ended December 31, 2006, 2005 and 2004, respectively. Net income for Carolina was $2,473,631, $87,859, and $69,370, for the years ended 2006, 2005, and 2004, respectively.

    In October 2006, the Company and the general manager of Patriot Logistics, Inc. , a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot terminates in October 2008 or upon a change in control of the Company. The fair value of this option was determined to be immaterial.



13. COMMITMENTS AND CONTINGENCIES

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

    On November 4, 2005, Terrell C. Coleman and Willie B. Crocker ("Plaintiffs") filed a putative class action complaint (the "Complaint") in the United State District Court for the Middle District of Florida (the "Court") in Jacksonville, Florida, against Patriot Logistics, Inc. ("Patriot"). The complaint alleged that certain aspects of Patriot's motor carrier leases with its independent-contractor owner-operators violate certain federal leasing regulations, and sought injunctive relief, an unspecified amount of damages, and attorney's fees. On January 6, 2006, Defendant served an Answer denying most elements of the Complaint and asserting Affirmative Defenses. On May 1, 2006, the parties reached a proposed Settlement Agreement, $315,000. The Court approved the Settlement Agreement on October 25, 2006 and the Company paid the settlement in December 2006. The Settlement Agreement has resulted in Patriot's entering into a new, more detailed independent contractor operating agreement with each of its owner-operators.

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.




13. COMMITMENTS AND CONTINGENCIES (continued)

Other

    In October 2006, the Company and the general manager of Patriot Logistics, Inc., a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot terminates in October 2008 or upon a change in control of the Company. The fair value of this option was determined to be immaterial.

14. ENVIRONMENTAL MATTERS

    The Company's subsidiary, TC Services, Inc owns a piece of property in Phoenix where soil contamination problems exist. The Company has been working with regulatory officials to eliminate new contamination sources and determine the extent of existing problems. Estimates of the cost to complete the future remediation of approximately $141,000 are considered in the land valuation allowance at December 31, 2006 and 2005.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)             Net		 Net
                                      Net        Income        Income
         Operating       Operating   Income     per share    per share
         Revenue          Income                  basic       diluted
_______________________________________________________________________
   2006
          $190,976        $4,961      $3,102        $0.25       $0.25
_______________________________________________________________________
      Quarters:
 Fourth     48,569         2,173       1,384         0.10        0.10
 Third      49,505         1,207         706         0.06        0.06
 Second     48,327           458         317         0.03        0.03
 First      44,575         1,123         695         0.06        0.06
_______________________________________________________________________
   2005
          $175,626        $4,483      $4,117        $0.34       $0.34
_______________________________________________________________________
      Quarters:
 Fourth     47,687           367         558         0.05        0.05
 Third      44,447         2,571       2,326         0.19        0.19
 Second     43,991           685         516         0.04        0.04
 First      39,501           860         717         0.06        0.06














                               US 1 INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 2004,2005, AND 2006

                                   Schedule II

                     Balance At      Charged to     Write-Offs,
                     Beginning of    Costs and      Retirements &   Balance At
                        Year         Expenses       Recoveries      End of Year
                     ___________   _____________   ___________     ____________
    Description
  _______________
Year Ended December 31, 2004
Allowance for
   Doubtful Accounts
   Receivable         $  844,000    $  726,000        $547,000        $1,023,000


Year Ended December 31, 2005

Allowance for
   Doubtful Accounts
   Receivable         $1,023,000    $1,032,000        $690,000        $1,365,000



Year Ended December 31, 2006

Allowance for
   Doubtful Accounts
   Receivable         $1,365,000    $1,285,000      $1,658,000        $  992,000



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

















Item 9A. Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company that is required to be included in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item. 9B. Other Information

                           None.


































                       PART III

Item 10. Directors, Executive Officers and Corporate Governance


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the company as of March 10, 2006 were as follows

NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           66          President, Chief Executive Officer,
                                        and Director
Harold E. Antonson          67          Chief Financial Officer, Treasurer,
                                        and Director
Lex Venditti                54          Director
Robert I. Scissors          73          Director
Brad James                  51          Director

Name                          Office and Experience
______                        ______________________
Michael E. Kibler  	      Mr. Kibler is President and Chief Executive
                              Officer of the Company and has held these
                              positions since September 13, 1993 and has been
                              a director since 1993.  He also has been
                              President of Enterprise Truck Lines, Inc.,
                              an interstate trucking company engaging in
                              operations similar to the Company's, since 1972.
                              Mr. Kibler is a partner of August Investment
                              Partnership and is also a shareholder of
                              American Inter-Fidelity Corporation, the
                              attorney-in-fact of AIFE, an entity that
                              provides auto liability and cargo insurance
                              to the Company.

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










Item 10. Directors, Executive Officers and Corporate Governance (continued)
Name                          Office and Experience

Lex Venditti                  Mr. Venditti has served as a director of the
                              Company since 1993.  Mr. Venditti is the
                              General Manager of AIFE, an insurance reciprocal
                              located in Indiana.  Mr. Venditti is also a
                              shareholder of AIFE, the attorney-in-fact of
                              AIFE, an entity that provides auto liability
                              and cargo insurance to the Company.

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



Item 10. Directors, Executive Officers and Corporate Governance (continued)

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2006, except for Form 4s that was filed late by Messrs Kibler and Antonson, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Director Nomination Procedures

    The Company will consider nominations for directors submitted by shareholders of the Company. Shareholders who wish to make a nomination for director should send the name and biographical information with respect to such nominee to the Secretary of the Company along with a certification by such nominee that he or she will serve as a director of the Company if elected. There have not been any changes to this process in the past year.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Executive Compensation Program

    The Company does not have a formalized program for determining executive compensation. Any executive compensation changes are taken before the Board of Directors for approval. In general, our executive officers receive compensation consisting of a salary and on occasion, there have been stock bonuses issued. Executive officers participate in the same group health insurance program as the Company's full-time employees. The company has not used, nor intends to use an outside consultant in connection with making compensation decisions.

Objectives of Compensation Program

    The Company's compensation of executive officers is intended to provide requisite compensation to the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Because the CEO and CFO are large shareholders of the Company, the CEO and CFO should be motivated to act in the best interest of the Company's shareholders.

Current Executive Officers

    The company currently has two executive officers, Michael Kibler, our Chief Executive Officer "CEO", and Harold Antonson, Chief Financial Officer "CFO".







Item 11. Executive Compensation (continued)

    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2006, 2005 and 2004 to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson, Chief Financial Officer, where applicable. No other officer of the Company earned in excess of $100,000.


Summary Compensation Table

                                                 Stock     All Other
Name and Position       Year        Salary       Awards   Compensation   Total
----------------        ----        ------       -----    ------------   ------
Michael Kibler          2006        93,841         0           0         93,841
Chief Executive Officer


Harold Antonson         2006        98,071         0           0         98,071
Chief Financial Officer

    In December 2005, the Company granted 151,514 shares (75,757 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer based on certain earnings criteria. These shares vested as of January 1, 2006. As a result, the Company incurred $200,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the year ended December 31, 2005. The shares are to be issued during the first quarter of 2007.

Option exercises and option values

    No stock options have been issued to Mr. Michael E. Kibler, Chief Executive Officer or Mr. Harold Antonson, Chief Financial Officer.

COMPENSATION OF DIRECTORS

    Directors who are also employees of the Company receive no additional compensation for their services as directors. In 2006 and 2005 the company paid consulting fees of $19,000 and $24,000, respectively to one of its directors relating to insurance services. The Company will reimburse its directors for travel expenses and other out-of-pocket costs incurred in connection with the Company's board of directors' meetings. Because the Company has held its board of directors' meeting via teleconference during the past year, no costs have been booked associated with these meetings.












Item 11. Executive Compensation (continued)

DIRECTOR COMPENSATION TABLE

    The following table provides compensation information for the year ended December 31, 2006 for each member of our Board of Directors.

(a)                (b)      (c)      (d)       (e)      (f)     (g)       (h)
_______________________________________________________________________________
                Fees Earned                Non-Equity       Change in
                    Or                      Incentive       Pension Value
                 Paid in     Stock  Option Compensation         and
Name               Cash         Awards        Awards         Nonqualified
                                                     Deferred
                                                 Compensation  All Other
                    $        $        $         $             Compensation Total
                                                     Earnings    $           $
_________________________________________________________________________________
Brad James          -        -         -         -        -       -         -
Robert Scissors    $19,000   -         -         -        -       -     $19,000
Lex Venditti        -        -         -         -        -       -         - .
_________________________________________________________________________________

COMPENSATION COMMITTEE

    The current memebers of the Board of Directors (Harold Antonson, Brad James, Michael Kibler, Robert Scissors, and Lex Venditti) participated in deliberation concerning the Compant's executive officer compensation.

    The members of the Board reviewed and discussed the compensation discussion and analysis with management and based on the review and discussions, determined that the compensation discussion and analysis be included in the Company's Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

Security Ownership of Management

    The following table sets forth the number and percentage of shares of Common Stock that as of March 9, 2005 are deemed to be beneficially owned by each director of the company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned        Percentage of Class
-----------------             ------------------        -------------------
Harold E. Antonson                3,734,914 (1)              30.7%
Chief Financial Officer,
Treasurer and Director

Michael E Kibler                  3,626,791 (1)              29.8%
Director, President and
Chief Executive Officer
Item 11. Executive Compensation (continued)

Brad A. James                     1,317,927 (2)              10.8%
Director
Robert I. Scissors,                  64,770 (3)                 *
Director

Lex L. Venditti                     217,500 (4)               1.8%
Director

All Directors and Executive
  Officers                        5,205,272                  42.8%

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

Security Ownership of Certain Beneficial Owners

    The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 9, 2004 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

                              Number of Shares of
Name and Address of           Common Stock                Percentage
Beneficial Owner              Beneficially Owned          of Class
----------------              ------------------          --------
Harold E. Antonson            3,734,914  (1)               30.7%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership 1,150,946                     9.5%
8400 Louisiana Street
Merrillville, IN 46410

Brad A. James                 1,317,927  (2)               10.8%
Director

Michael Kibler                3,626,791  (1)               29.8%
8400 Louisiana Street
Merrillville, IN 46410


Item 11. Executive Compensation (continued)

Loeb Partners Corp              939,205  (3)                7.7%
61 Broadway
New York, NY  10006

(1) Includes shares held by August Investment Partnership, August Investment Corporation, Eastern Refrigerated Transport, Inc., Enterprise Truck Lines, Inc., Seagate Transportation Services, Inc., and American Inter-Fidelity Exchange, of which Messrs. Kibler and Antonson are either directors, partners, or significant shareholders or otherwise share the voting and dispositive authority with respect to these shares. Also includes 200,000 shares of restricted stock for each.
(2)   Includes shares held by Seagate Transportation Services, Inc. and
      August Investment Partnership, of which Mr. James is a director, partner or significant shareholder.
(3) Includes shares held by Loeb Arbitrage Fund, Loeb Partners Corporation and Loeb Offshore Fund Ltd.

Item 13. Certain Relationships, Related Transactions, and Director
Independence

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Revenues related to those services was approximately $67,000, $66,000 and $119,000 in 2006, 2005, and 2004, respectively. Accounts receivable due from entities affiliated through common ownership was $691,000 and $144,000 as of December 31, 2006 and 2005, respectively.

    One of the subsidiaries insurance providers, AIFE, is managed by a Director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2006, 2005 and 2004, cash paid to AIFE for insurance premiums and deductibles was approximately $8,268,000, $4,787,000, and $5,673,000, respectively.

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2006. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2006, 2005 and 2004.

     If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2006. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2006, the Company through its subsidiaries accounted for approximately 65% of the total premium revenue of AIFE. At December 31, 2005, AIFE had net worth of approximately $7.9 million.




Item 13. Certain Relationships, Related Transactions, and Director Independence (continued)

    For the year ended December 31, 2006, AIFE paid a commission due to favorable claims experience to a subsidiary insurance agency of US1 Industries, Inc. for $400,000. There were no such payments in 2005.

    At December 31, 2006 the Company had a receivable from an affiliated entity in the amount of $161,364 for payroll services provided to the entity. There was no amount due for these services at December 31, 2005.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0, $300,000, and $405,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

    In 2006 and 2005 the company paid consulting fees of $19,000 and $24,000, respectively to Robert I. Scissors, one of its directors, relating to insurance services.

    The Company has notes payable due to its Chief Executive Officer and Chief Financial Officer that matures in September 2007 and is classified as a current liability.

    The Company's directors are identified in response to Item 10 above. The company does not consider any of the directors to be independent.

Item 14. Principal Accountant Fees and Services

    The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP


       		                    2006	     2005
Audit Fees (1)		            $150,000	    $150,000
Audit-Related Fees(2)           $	    0	    $      0
Tax Fees(2)            	        $	    0	    $      0
All Other Fees(3)		$           0	    $      0
                                _____________       __________
Total                           $     150,000	    $150,000


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



                                   PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements:

          Reports of Independent Registered Public Accountint Firm         22

          Consolidated Balance Sheets as of December 31, 2005 and 2004     23

          Consolidated Statements of Income for the years ended            25
          December 31, 2006, 2005, and 2004

          Consolidated Statements of Shareholders' Equity                  26
          for the years ended December 31, 2006, 2005, and 2004

          Consolidated Statements of Cash Flows                            27
          for the years ended December 31, 2006, 2005, and 2004

          Notes to Consolidated Financial Statements                       29

(a)(2)    Financial Statement Schedules:

	  Schedule of Valuation and Qualifying Accounts 		   37

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

Exhibit 10.1 Amended and Restated Loan Agreement with US BANK and Carolina National Transportation Inc., Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by reference to the Company's Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005).

Exhibit 10.2 Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation Inc., Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by reference to the Company's Form 10-Q for the nine Months ended September 30, 2005 filed on November 11, 2005).

Exhibit 10.3 Second Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by reference to the Company's Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005).

Exhibit 10.4 Convertible notes in favor of Messrs. Kibler and Antonson (incorporated by reference to the Company's Form 8-K dated
               November 8, 2006 filed November 9, 2006.

Exhibit 14.1 US 1 Industries, Inc. Code of Ethics (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2003 filed on March 26, 2005.

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
				      Lex L. Venditti, Director

Date:_________________                _________________________
                                      Brad James, Director

Date:_________________                _________________________
                                      Harold Antonson, Director