Form 10-Q
period 2007-03-31
US 1 INDUSTRIES INC
filed 2007-05-15
CIK 351498

FORM 10-Q


                ________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                              QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2007.

                        Commission File No.  1-8129.


                          US 1 INDUSTRIES, INC.
_________________________________________________________________________
           (Exact name of registrant as specified in its charter)


          Indiana                                   95-3585609
_______________________               ___________________________________
(State of Incorporation)             (I.R.S. Employer Identification No.)



   336 W. US 30, Valparaiso, Indiana                             46385
_______________________________________                       __________
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219) 476-1300
                                                    ____________________

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


As of May 9, 2007, there were 12,169,739 shares of registrant's common stock outstanding.









                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    March 31,    December 31,
                                                      2007          2006
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowances
    for doubtful accounts of $1,155,645
    and $992,000, respectively                    $27,290,462   $25,764,263
Other receivables, including receivables due
   from affiliated entities of $702,000 and
   $691,000, respectively                           3,591,799     3,159,640
Prepaid expenses and other current assets             726,907       875,834
Current deferred tax asset			      717,400	    717,400
                                                   -----------   ----------
      Total current assets                         32,326,568    30,517,137

Property and Equipment:
   Land                                               195,347       195,347
   Equipment                                        1,140,490       952,675
   Less accumulated depreciation and amortization    (606,315)     (573,501)
                                                   -----------   ----------
      Net property and equipment                      729,522       574,521
                                                   -----------  -----------
Non-current deferred tax asset                        717,400       717,400
Notes receivable - Long Term                          367,125       368,754
Other Assets                                          386,037       386,037
                                                   -----------  -----------
TOTAL ASSETS                                      $34,526,652   $32,563,849
                                                   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.











                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
             MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    March 31,     December 31,
                                                      2007           2006
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 4,047,278    $ 3,633,784
   Related Party Convertible subordinated debt,
     Net of Unamortized discount of $210,000
     and $313,000 as of March 31, 2007 and
     December 31, 2006, respectively               3,740,437      3,637,037
   Accounts payable                               11,649,374      9,594,681
   Other accrued expenses                            720,545        988,823
   Accrued remediation costs                         141,347        141,347
   Insurance and claims                            1,666,633      1,507,980
   Accrued compensation                              134,798        127,381
   Accrued interest                                   81,870         32,595
   Other taxes payable                               764,606        355,853
                                                  -----------   ------------
      Total current liabilities                   22,946,888     20,019,481
                                                 -----------   ------------

MINORITY INTEREST                                    399,192      1,159,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 12,169,739 shares outstanding   42,970,288     42,970,288
    as of March 31, 2007 and December 31, 2006.

   Accumulated deficit                           (31,789,716)   (31,585,462)
                                                 -----------    -----------
   Total shareholders' equity                     11,180,572     11,384,826
                                                 -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 34,526,652   $ 32,563,849
                                                 ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.











                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                MARCH 31, 2007 AND MARCH 31, 2006 (UNAUDITED)

                                            MARCH 31,       MARCH 31,
                                               2007            2006
                                         ______________  ______________

OPERATING REVENUES                         $45,911,460    $ 44,575,241
                                           ------------    ------------
OPERATING EXPENSES:
    Purchased transportation                33,250,137      32,103,859
    Commissions                              5,549,044       5,096,604
    Insurance and claims                     1,661,184       1,533,407
    Salaries, wages, and other               2,758,972       2,810,951
    Other operating expenses                 1,914,586       1,907,182
                                           ------------    ------------
     Total operating expenses               45,133,923      43,452,003
                                           ------------    ------------
OPERATING INCOME                               777,537       1,123,238
                                           ------------    ------------
NON-OPERATING INCOME (EXPENSE):
    Interest income                             11,868           8,975
    Interest expense                          (241,712)       (173,606)
    Other income                                41,392          28,361
                                           ------------    ------------
    Total non-operating expense               (188,452)       (136,270)
                                           ------------    ------------
NET INCOME BEFORE MINORITY INTEREST        $   589,085    $    986,968
Minority Interest Expense                      199,650         126,694
                                           ------------    ------------
NET INCOME BEFORE INCOME TAXES             $   389,435    $    860,274
    Income Taxes                                18,689         164,967
                                           ------------    ------------
NET INCOME AVAILABLE TO COMMON SHARES          370,746         695,307
                                           ------------    ------------
Basic and Diluted Net Income
Per Common Share                                $ 0.03          $ 0.06
                                                  ====            ====
WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                         12,169,739      12,018,224
                                           ============   =============

The accompanying notes are an integral part of the consolidated financial statements.













                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2007












                                                                       Total
                                 Common      Common    Accumulated Shareholder's
                                 Shares      Stock       Deficit      Equity
________________________________________________________________________________
Balance, January 1, 2007      12,169,739  $42,970,288 $(31,585,462)$11,384,826

Cumulative effect of adoption
  of FIN 48                                               (575,000)   (575,000)
Net income for the three
  months ended March 31, 2007          0            0      370,746     370,746

Balance, March 31, 2007       12,169,739  $42,970,288 $(31,789,716)$11,180,572







The accompanying notes are in integral part of the consolidated financial statements.




















                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   MARCH 31, 2007 AND MARCH 31, 2006 (UNAUDITED)

                                                   Three Months Ended March 31,
                                                          2007         2006
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               370,746      695,307
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                           34,982       37,925
  Gain on disposal of assets                              (1,668)           0
  Provision for bad debts                                186,228      284,319
  Amortization of discount on convertible note           103,400            0
  Minority interest expense                              199,650      126,694
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (1,712,427)   1,652,983
    Other receivables                                   (541,021)    (319,161)
    Notes receivable                                     166,171            0
    Prepaid expenses and other assets                     93,247        7,550
    Accounts payable                                   2,054,693     (753,346)
    Accrued expenses                                    (268,278)     479,416
    Accrued interest                                      49,275      (37,151)
    Insurance and claims                                 158,653      (82,810)
    Accrued compensation                                   7,417     (199,646)
    Other taxes payable                                 (166,247)     245,833
                                                       ---------    ---------
 Net cash provided by operating activities               734,821    2,137,913
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (194,315)     (64,659)
  Proceeds from sales of fixed assets                      6,000            0
                                                        --------    ---------
  Net cash used in investing activities                 (188,315)     (64,659)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under line of credit                    413,494   (2,052,670)
  Repayments of shareholder loans                              0      (20,584)
  Distributions to minority interest                    (960,000)           0
                                                       ---------    ---------
  Net cash used in financing activities                 (546,506)  (2,073,254)
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                   $89,000     $210,757
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 2007 and the consolidated statements of income, shareholders' equity and cash flows for the three month periods ended March 31, 2007 and 2006 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2006, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year.

    Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. The Company has 16 subsidiaries, each of which is considered an operating segment. As the Company's operating segments exhibit similar economic characteristics and meet the aggregation criteria of Statement 131, they are reported in one segment.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

    Effective January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $575,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to accumulated deficit in accordance with the provisions of this statement.

    The Company's policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of January 1, 2007, we had accrued $175,000 and $175,000 for payment of such interest and penalties, respectively.

    Our total unrecognized tax benefits as of January 1, 2007 (the date of adoption) totaled approximately $520,000. Also, our unrecognized benefits that, if recognized, would affect our effective tax rate totaled approximately $520,000 as of January 1, 2007.




    The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all US Federal income tax matters through 2002. The Company's 2004 federal income tax returns are currently under audit by the Internal Revenue Service. The Company still has several open tax years for various state tax jurisdictions.

3. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS.

                                               Three Months Ended March 31,
Numerator                                           2007          2006
 Net income available to common
      shareholders for basic and diluted EPS     $370,746      $695,307

 Denominator
      Weighted average common shares
      outstanding for basic and diluted EPS    12,169,739    12,018,224

2,668,919 common stock equiviliants (related to the Company's convertible debt) have been excluded from the diluted weighted average common shares outstanding as the impact of these common stock equiviliants would be anti-dilutive.

4. REVENUE RECOGNITION

    Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows the guidance of EITF 99-19 and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

5. NOTES RECEIVABLE

    The Company makes advances under notes receivable to certain agents and owner operators in the normal course of its business. Currently, the Company has a note receivable with an agent in the original amount of $500,000 which is repayable in monthly installments of $8,333 with the final payment due in June 2011. The balance on this note was approximately $425,000 and $470,000 at March 31, 2007 and December 31, 2006, respectively.

    The remainder of the balance of notes receivable consists of 11 notes resulting from advances to agents and owner operators. The remaining balance on these notes is approximately $112,587 and $124,896 as of March 31, 2007 and December 31, 2006, respectively. These notes bear interest at rates ranging from 9.5% to 17% with weekly payments ranging from approximately $100 - $400. Maturity on these notes receivable ranges from November 2007 through July 2011.

    The current portion of these notes receivable totals $170,462 and $226,142 at March 31, 2007 and December 31, 2006, respectively and is classified in other receivables in the Company's consolidated balance sheet.

6. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $6.0 million at March 31, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At March 31 ,2007, the interest rate on this line of credit was at prime less .50% (7.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to


6. BANK LINE OF CREDIT (continued)

$1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2007 the outstanding borrowings on this line of credit were $4.0 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At March 31, 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2007.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at March 31, 2007.

7. LEGAL PROCEEDINGS AND OTHER

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

    In October 2006, the Company and the general manager of Patriot Logistics, Inc. a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. The option is immediately exercisable and may be exercised in whole (not in part) at any time prior to October 2008. In the event the option were exercised, based upon the actual results of Patriot Logistics, our revenue would have declined by $9,567,176 and $12,102,726 (a decrease of 20.84% and 27.15%, respectively) for the three months ended March 31, 2007 and 2006, respectively. Patriot Logistics had pre-tax income (loss) of $(256,221) and $56,261 for the three months ended March 31, 2007 and 2006, respectively.


8. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2006 financial statements to conform with the 2007 presentation.

Results of Operations

    You should read the following discussion regarding the Company and its subsidiaries along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2007 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2007 and 2006 and in the Company's Form 10-K for its fiscal year ended December 31, 2006, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended March 31, 2007 and March 31, 2006:

                                                       2007     2006
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           72.4     72.0
    Commissions                                        12.1     11.4
    Insurance and claims                                3.6      3.5
    Salaries, wages and other                           6.0      6.3
    Other operating expenses                            4.2      4.3
                                                     -------   ------
     Total operating expenses                          98.3     97.5
                                                      ------   ------
Operating income                                        1.7      2.5

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

          The Company's operating revenues increased by $1.3 million to $45.9 million for the three months ended March 31, 2007 from $44.6 million for the same period in 2006. This is an increase of 2.9%. The increase was attributable to the continued growth of Carolina National Transportation, LLC., US1 Logistics, LLC., and Thunderbird, LLC. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (continued)

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. Purchased transportation expense increased 0.4% as a percentage of operating revenue from 72.0% for the three months ended March 31, 2006 to 72.4% for the three months ended March 31, 2007. The majority of this increase relates to an increase in fuel tax expense.

    Commission expense increased 0.7% of as a percentage of operating revenue from 11.4% for the three months ended March 31, 2006 compared to 12.1% for the three months ended March 31, 2007. Increases in operating revenue at operations that utilize independent agents as opposed to employees has resulted in an increase in the Company's commission expense as a percentage of operating revenue and a decrease in salaries expense as a percentage of operating revenue.

    Salaries expense decreased 0.3% as a percentage of operating revenue from 6.3% for the three months ended March 31, 2006 to 6.0% for the three months ended March 31, 2007. This decrease in salaries expense is the result of one of the operations closing an office that utilized employees rather than independent commissioned agents and also due to the downsizing at certain operations. The result of operations utilizing employees as opposed to commissioned agents is that salaries will tend to run higher at these offices and do not fluctuate directly with the operation's revenue. As a result, the decrease in salaries expense as a percentage of revenue only partially offsets the increase in the Company's commission expense as a percentage of revenue.

    Insurance and claims increased to 3.6% of revenue for the three months ended March 31, 2007 from 3.5% for the same period of time in 2006. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.1% of revenue can be attributed to the increase of certain operations' insurance rates along with claim activity.

    Other operating expenses decreased slightly to 4.2% of revenue for the three months ended March 31, 2007 from 4.3% of revenue for the three months ended March 31, 2006.

    Interest expense increased by $68,106, from $173,606 for the three months ended March 31, 2006 to $241,310 for the three months ended March 31, 2007. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At March


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

31, 2007, the interest rate charged on the loan with US Bank was prime less .25% (7.75%). At March 31, 2006 the interest rate on this loan was prime less .25% (7.50%).

    The Company also recognized minority interest expense of $199,650 for the three months ended March 31, 2007 and $126,694 for the three months ended March 31, 2006 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, LLC, net income for the three months ended March 31, 2007 and 2006, respectively. Carolina National Transportation, LLC, is a 60% owned subsidiary of the Company.

    Federal income taxes decreased $146,278 from $164,967 for the three months ended March 31, 2006 to $18,689 for the three months ended March 31, 2007. The Company has net operating loss carry-forwards of approximately $9.0 million at December 31, 2006. These carry-forwards are available to offset taxable income in future years and substantially all of these
carry-forwards will expire in the years 2007 through 2010.    Prior to the
second quarter of 2006, the Company's 60% owned subsidiary was a C-Corporation which was required to pay taxes on a stand-alone basis. In the second quarter of 2006, Carolina National converted from a "C" corporation to an LLC and no longer pays taxes on a stand-alone basis. This change in the legal organization of Carolina National accounts for the majority of the decrease in income taxes from 2006 to 2007.

    As a result of the factors discussed above, including increases in purchased transportation, increases in commissions that were not fully offset by the decrease in salaries, and slight increases in insurance and claims costs, and interest, and decreases in federal income taxes, net income for the three months ended March 31, 2007 decreased by $324,561 from $695,307 for the three months ended March 31, 2006 to $370,746 for the three months ended March 31, 2007.

Liquidity and Capital Resources

    Net cash provided by operating activities decreased $1.4 million from $2,137,913 for the three months ended March 31, 2006 to $734,821 for the three months ended March 31, 2007. The decrease in net cash provided by operating activities is attributable to decreased working capital needs.
The decrease in cash provided by operations was primarily attributable to a decrease in cash received from customers. Accounts receivable increased by $1.7 million for the three months ended March 31, 2007 compared to a decrease of $1.7 million for the three months ended March 31, 2006. The increase in accounts receivable for the three months ended March 31, 2007 is attributable to an increase in revenues as well as a decline in collections.

    A substantial amount of our costs are variable and as such the decrease in cash received from customers was somewhat offset by a decrease in cash paid for certain expenses that are directly related to operations, including purchased transportation, commissions, and insurance. In addition, there were decreases in cash paid to vendors for other non-variable obligations. The Company utilizes a vendor that provides advances to drivers for fuel purchases. Since the first quarter of 2006, this vendor granted the Company a credit increase of $650,000. This increase resulted in the Company being able to reduce the frequency of payments to this vendor, thus, increasing accounts payable and cash availability.


Liquidity and Capital Resources (continued)

    Net cash used in investing activities was $188,315 for the three months ended March 31, 2007 compared to $64,659 for the three months ended March 31 2006. Net cash used in investing activities increased primarily due to the purchase of fixed assets.

    Net cash used in financing activities decreased $1,526,748 from $2,073,254 for the three months ended March 31, 2006 to $546,506 for the three months ended March 31, 2007. For the three months ended March 31, 2007 net borrowings under the line of credit increased $413,494. This was offset by distribution of $960,000 to shareholders of the Company's majority owned subsidiary, Carolina National.

   The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $6.0 million at March 31, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At March 31 ,2007, the interest rate on this line of credit was at prime less .50% (7.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2007 the outstanding borrowings on this line of credit were $4.0 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At March 31, 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2007.

    This facility has historically provided the Company sufficient liquidity to meet its needs on an ongoing basis. The Company anticipates it will be able to extend this line of credit for at least an additional twelve months prior to its maturity in October 2007.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at March 31, 2007.













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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .50% (at March 31, 2007 the rate was 7.75%). The interest rate is based on certain financial covenants and may range from prime to prime less .50%. The Company also has approximately $3.7 million of debt payable net of unamortized discount of $0.3 million to the Chief Executive Officer and Chief Financial Officer or entities under their control which bears interest at prime less 1%.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at March 31, 2007.

Certain Relationships and Related Transactions.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $702,000 of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2007.

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

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2006. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the three months ended March 31, 2007 and 2006.



Certain Relationships and Related Transactions (continued)

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2006 or the three months ended March 31, 2007. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2006, the Company through its subsidiaries accounted for approximately 65% of the total premium revenue of AIFE. At December 31, 2005, AIFE had net worth of approximately $7.9 million.

    For the year ended December 31, 2006, AIFE paid a commission due to favorable claims experience to a subsidiary insurance agency of US1 Industries, Inc. for $400,000. There were no such payments for the three months ended March 31, 2007.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0, $300,000, and $405,000 for the years ended December 31, 2006, 2005, and 2004, respectively. As of March 31, 2007, there have been no management fees received from AIFE for 2007.

   In 2006 the Company paid consulting fees of $19,000 to Robert I. Scissors, one of its directors, relating to insurance services.

    The Company has notes payable due to its Chief Executive Officer and Chief Financial Officer that matures in September 2007 and is classified as a current liability. These notes payable will either be renewed prior to their expiration date or converted.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluations as of the end of the period covered by the report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13(a)- 14(c) and 15(d)-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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


May 15, 2007