Form 10-Q
period 2007-06-30
US 1 INDUSTRIES INC
filed 2007-08-14
CIK 351498

FORM 10-Q


             ________________________________________________


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                          QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 2007.

                    Commission File No.  1-8129.


                        US 1 INDUSTRIES, INC.
___________________________________________________________________________
(Exact name of registrant as specified in its charter)


          Indiana                                            95-3585609
________________________                  _________________________________
(State of Incorporation)                (I.R.S. Employer Identification No.)



 336 W. US 30,Valparaiso, Indiana                               46385
________________________________________                      _________
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219)476-1300
                                                   ________________________

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


As of August 8, 2007, there were 12,169,187 shares of registrant's common stock outstanding.



















                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    June 30,    December 31,
                                                      2007          2006
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,309,000 and $992,000,
    respectively                                   28,983,121    25,764,263
Other receivables, including receivables due
   from affiliated entities of $297,000 and
   $691,000, respectively                           3,601,600     3,159,640
Prepaid expenses and other current assets           1,027,994       875,834
Current deferred tax asset                            717,400	    717,400
                                                   -----------   ----------
      Total current assets                         34,330,115    30,517,137

FIXED ASSETS:
   Land                                               195,347       195,347
   Equipment                                        1,181,716       952,675
   Less accumulated depreciation and amortization    (641,280)     (573,501)
                                                   -----------   ----------
      Net fixed assets                                735,783       574,521
                                                   -----------  -----------
Non-current deferred tax asset                        717,400  	    717,400
Notes Receivable - Long Term                          427,726       368,754
Other Assets                                          386,037       386,037
                                                   -----------  -----------
TOTAL ASSETS                                      $36,597,061   $32,563,849
                                                   ===========  ===========


















The accompanying notes are an integral part of the consolidated financial statements.





                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    June 30,     December 31,
                                                      2007           2006
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 3,675,509    $ 3,633,784
   Related Party Convertible subordinated debt,
     Net of Unamortized discount of $102,000
     and $313,000 as of June 30, 2007 and
     December 31, 2006, respectively               3,847,970      3,637,037
   Accounts payable                               12,513,642      9,594,681
   Accrued expenses                                  861,237        988,823
   Accrued remediation costs                         141,347        141,347
   Insurance and claims                            1,705,594      1,507,980
   Accrued compensation                               53,501        127,381
   Accrued interest                                   63,974         32,595
   Fuel and other taxes payable                      847,997        353,853
                                                 -----------   ------------
      Total current liabilities                   23,710,771     20,019,481
                                                 -----------   ------------
MINORITY INTEREST                                    592,341      1,159,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;    42,970,288     42,970,288
    no par value; 12,169,187 and 12,169,739
    shares outstanding as of June 30, 2007
    and December 31, 2006.
   Treasury Stock, 552 shares and 0 shares at           (999)             0
    June 30, 2007 and December 31, 2006,
    respectively.
   Accumulated deficit                           (30,675,340)   (31,585,462)
                                                 -----------     -----------
   Total shareholders' equity                     12,293,949     11,384,826
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 36,597,061   $ 32,563,849
                                                 ===========    ============















The accompanying notes are an integral part of the consolidated financial statements.




                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

                              Three Months Ended          Six Months Ended
                              2007          2006          2007        2006
OPERATING REVENUES        $47,910,105   $48,326,531  $ 93,821,565  $92,901,772
                          -----------    ----------   -----------   ----------
OPERATING EXPENSES:
  Purchased transportation 34,436,341    35,390,419    67,686,478   67,494,278
  Commissions               5,582,913     5,478,234    11,131,957   10,574,838
  Insurance and claims      1,465,652     1,529,599     3,126,836    3,063,006
  Salaries, wages, and
   other                    2,842,546     3,106,621     5,601,518    6,109,922
  Other operating expenses  1,909,824     2,363,656     3,824,410    4,078,488
                          -----------    ----------    ----------   ----------
  Total operating expenses 46,237,276    47,868,529    91,371,199   91,320,532
                          -----------    ----------    ----------   ----------
OPERATING INCOME            1,672,829       458,002     2,450,366    1,581,240
                          -----------    ----------    ----------   ----------
NON-OPERATION INCOME (EXPENSE)
  Interest income               3,237         4,335        15,105       13,310
  Interest (expense)         (258,827)     (184,627)     (500,539)    (358,233)
  Other income                 95,473        10,060       136,865       38,421
                          -----------    ----------    ----------   ----------
  Total non-operating
    (expense)                (160,117)     (170,232)     (348,569)    (306,502)
                          -----------    ----------    ----------   ----------
INCOME BEFORE
 MINORITY INTEREST        $ 1,512,712     $ 287,770    $2,101,797  $ 1,274,738
Minority Interest Expense     289,149        88,681       488,799      215,375
                           ----------    ----------    ----------   ----------
INCOME BEFORE
  INCOME TAXES            $ 1,223,563    $  199,089    $1,612,998  $ 1,059,363
  Income taxes expense
    (benefit)                 109,187      (117,842)      127,876       47,125
                          -----------    ----------    ----------   ----------
NET INCOME AVAILABLE
 TO COMMON SHARES           1,114,376       316,931     1,485,122    1,012,238

Basic Net Income Per            $0.09         $0.03         $0.12        $0.08
 Common Share

Diulted Net Income Per		$0.09         $0.03         $0.12        $0.08
 Common Share

WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC       12,169,187    12,018,224    12,169,187   12,018,224


WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED    14,838,106    12,018,224    12,169,187   12,018,224




The accompanying notes are an integral part of the consolidated financial statements.









                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                         FOR THE SIX MONTHS ENDED JUNE 30, 2007







                                                                     Total
                  Common      Common      Treasury  Accumulated   Shareholders'
                  Shares      Stock          Stock    Deficit        Equity
                 _______________________________________________________________


Balance, January
 1, 2006          12,169,739  $42,970,288      $0   $(31,585,462)  $11,384,826

Treasury stock
repurchase              (552)                (999)                        (999)

Cumulative effect of
 adoption of FIN 48                                     (575,000)     (575,000)
Net income for the
six months ended
  June 30, 2007                                        1,485,122     1,485,122


Balance, June
 30, 2007         12,169,187  $42,970,288   $(999)  $(30,675,340)  $12,293,949











The accompanying notes are in integral part of the consolidated financial statements.






















                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      JUNE 30, 2007 AND JUNE 30, 2006 (UNAUDITED)

                                                    Six Months Ended June 30,
                                                          2007         2006
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             1,485,122    1,012,238
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                           75,332       72,677
  Gain on disposal of assets                              (1,668)      (2,322)
  Provision for bad debts                                353,610      708,883
  Amortization of discount on convertible debt           210,933            0
  Minority interest expense                              488,799      215,375
  Deferred tax expense                                         0      387,348
Changes in operating assets and liabilities:
    Accounts receivable - trade                       (3,572,468)  (1,715,661)
    Other receivables                                   (441,960)    (125,853)
    Notes receivable                                     167,170            0
    Prepaid expenses and other assets                   (378,302)    (559,539)
    Accounts payable                                   2,918,961      630,288
    Accrued expenses                                    (127,586)     723,738
    Accrued interest                                      31,379      (33,344)
    Insurance and claims                                 197,614      287,322
    Accrued compensation                                 (73,880)    (197,157)
    Fuel and other taxes payable                         (82,856)    (377,408)
    Accrued Legal                                              0      317,000
                                                       ---------     --------
  Net cash provided by operating activities            1,250,200    1,343,585
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (240,926)    (146,096)
  Proceeds from sales of fixed assets                      6,000        5,327
                                                        --------    ---------
  Net cash used in investing activities                 (234,926)    (140,769)
                                                        --------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under the line of credit    41,725   (1,182,232)
  Repayments of shareholder loans                              0      (20,584)
  Purchase of treasury stock                                (999)           0
  Distributions to minority interest                  (1,056,000)           0
                                                       ---------    ---------
  Net cash used in financing activities               (1,015,274)  (1,202,816)
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========

Cash paid for interest                                  $469,160     $392,000
                                                       =========    =========








The accompanying notes are an integral part of the consolidated financial statements.


                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2007 and the consolidated statements of income, shareholders' equity and cash flows for the three and six month periods ended June 30, 2007 and 2006 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2006, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2006 financial statement to conform with the 2007 presentation.

3. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                   Three Months Ended         Six Months Ended
Numerator                       2007          2006         2007        2006
Net income available to      $1,114,376      $316,931   $1,485,122  $1,012,238
 common Shareholder
 for basic EPS

Interest expense on
 convertible debt		 71,398             0            0           0

Discount amortization on
 convertible debt               107,600             0            0           0
                           ____________________________________________________
Net income available to	     $1,293,374      $316,931   $1,485,122  $1,012,238
 common Shareholders for
 diluted EPS

Denominator

Weighted average common
 shares outstanding
 for basic EPS               12,169,187    12,018,224   12,169,187  12,018,224

Shares issuable upon
 conversion of convertible
 debt                         2,668,919             0            0           0
                            __________________________________________________
Weighted average common
 shares outstanding for
 diluted EPS		     14,838,106    12,018,224   12,169,187  12,018,224


4. REVENUE RECOGNITION

    Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows guidance of EITF 99-19 and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

5. NOTES RECEIVABLE

    The Company makes advances under notes receivable to certain agents and owner operators in the normal course of its business. Currently, the Company has a note receivable with an agent in the original amount of $500,000 which is repayable in monthly installments of $8,333 with the final payment due in June 2011. The balance on this note was approximately $414,000 and $470,000 at June 30, 2007 and December 31, 2006, respectively.

    The remainder of the balance of notes receivable consists of 13 notes resulting from advances to agents and owner operators. The remaining balance on these notes is $341,765 and $124,896 as of June 30, 2007 and December 31, 2006, respectively. These notes bear interest at rates ranging from 9.5% TO 17% with weekly payments ranging from approximately $100
- $400. Maturity on these notes receivable ranges from November 2007 through July 2011.

    The current portion of these notes receivable totals $328,511 and $226,142 at June 30, 2007 and December 31, 2006, respectively and is classified in other receivables in the Company's consolidated balance sheet.

6. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $6.3 million at June 30, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At June 30, 2007, the interest rate on this line of credit was at prime less .50% (7.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2007 the outstanding borrowings on this line of credit were $3.7 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At June 30, 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at June 30, 2007.

    On July 12, 2007, the Company renewed its line of credit that was due to mature on October 1, 2007. The Company and its subsidiaries now have a $15.0 million line of credit that matures on October 1, 2008. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate under the new line of credit will be based upon certain financial covenants and may range from prime less .25% to prime less .75%.







6. BANK LINE OF CREDIT (Continued)

The Company's accounts receivable, property, and other assets collateralize advances under the agreement.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at June 30, 2007.

7. LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

    In October 2006, the Company and the general manager of Patriot Logistics, Inc. a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. The option is immediately exercisable and may be exercised in whole (not in part) at any time prior to October 2008. In the event the option were exercised, based upon the actual results of Patriot Logistics, our revenue would have declined by $20,354,891 and $23,712,748 (a decrease of 21.70% and 25.54%, respectively) for the six months ended June 30, 2007 and 2006, respectively. Patriot Logistics had pre-tax income (loss) of $18,769 and ($471,417) for the six months ended June 30, 2007 and 2006, respectively.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June 30, 2007 and 2006 and in the Company's Form 10-K for its fiscal year ended December 31, 2006, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.
















Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2007 and June 30, 2006:

                                                       2007     2006
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           72.1     72.7
    Commissions                                        11.9     11.4
    Insurance and claims                                3.3      3.3
    Salaries, wages and other                           6.0      6.6
    Other operating expenses                            4.1      4.4
                                                     -------   ------
     Total operating expenses                          97.4     98.4
                                                      ------   ------
Operating income                                        2.6      1.6


    The Company's operating revenues increased to $93.8 million for the six months ended June 30, 2007 from $92.9 million for the same period in 2006. This is an increase of 1.0%. The increase was attributable to the continued growth of Carolina National Transportation, LLC., US1 Logistics, LLC., and Thunderbird, LLC. The growth of these subsidiaries is primarily attributable to the addition of new terminals and growth of existing terminals.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. Purchased transportation and commission together decreased 0.1% from 84.1% as a percentage of revenue for the six months ended June 30, 2006 to 84.0% as a percentage of revenue for the same period of time in 2007. Purchased transportation expense decreased 0.6% as a percentage of operating revenue from 72.7% for the six months ended June 30, 2006 to 72.1% for the six months ended June 30, 2007.
This decrease was offset by a portion of the increase in commission expense.


    Commission expense increased 0.5% as a percentage of operating revenue from 11.4% for the six months ended June 30, 2006 compared to 11.9% for the six months ended June 30, 2007. Increases in operating revenue at operations that utilize independent agents as opposed to employees has resulted in an increase in the Company's commission expense as a percentage of operating revenue and a decrease in salaries expense as a percentage of operating revenue.

    Salaries expense decreased 0.6% as a percentage of operating revenue from 6.6% for the six months ended June 30, 2006 to 6.0% for the six months ended June 30, 2007. This decrease in salaries expense is the result of one of the operations closing an office that utilized employees rather than independent commissioned agents and also due to the downsizing at certain operations and the reduction of management bonuses. The result of operations utilizing employees as opposed to commissioned agents is that salaries will tend to run higher at these offices and do not fluctuate directly with the operation's revenue. As a result, the decrease in salaries expense as a percentage of revenue somewhat offsets the increase in the Company's commission expense as a percentage of revenue.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Six months ended June 30, 2007 compared to the six months ended
June 30, 2006 (continued)


    Insurance and claims remained consistent at 3.3% of revenue for the six months ended June 30, 2007 and for the same period of time in 2006. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

    Other operating expenses decreased to 4.1% of revenue for the six months ended June 30, 2007 from 4.4% of revenue for the six months ended June 30, 2006. The Company booked an accrual for a potential litigation judgment in June, 2006. This accrual resulted in an increase to other operating expenses for the six months ended June 30, 2006 of $0.31 million or 0.34% of revenue. The Company had no such accrual for the six months ended June 30, 2007. Another factor that decreased operating expenses for the six months ended June 30, 2007 compared to the same period of time in 2006 was improved collections of old debts at one of the Company's terminals whose improved efforts reduced bad debt expense by $0.35 million or 0.37% of revenue.

    Interest expense increased by $142,306, from $358,233 for the six months ended June 30, 2006 to $500,539 for the six months ended June 30, 2007. This increase in interest expense is primarily attributable to an increase in interest on related party debt.

    The Company also recognized minority interest expense of $488,799 for the six months ended June 30, 2007 and $215,375 for the six months ended June 30, 2006 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, LLC, net income for the six months ended June 30, 2007 and 2006, respectively. Carolina National Transportation, LLC, is a 60% owned subsidiary of the Company.

    Federal and state income taxes increased $80,751 from $47,125 for the six months ended June 30, 2006 to $127,876 for the six months ended June
30, 2007. The Company has net operating loss carry-forwards of approximately $9.0 million at December 31, 2006. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2007 through 2010. This increase in tax expense relates to increased state taxes.

    As a result of the factors discussed above, including increases in purchased transportation, increases in commissions that were offset by the decrease in salaries, increases in interest, and increases in federal and state income taxes, net income for the six months ended June 30, 2007 increased by $472,884 from $1,012,238 for the six months ended June 30, 2006 to $1,485,122 for the six months ended June 30, 2007.















Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Three months ended June 30, 2007 compared to the three months ended
June 30, 2006.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2007 and June 30, 2006:

                                                       2007     2006
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           71.9     73.2
    Commissions                                        11.7     11.3
    Insurance and claims                                3.1      3.2
    Salaries, wages and fringe benefits                 5.9      6.4
    Other operating expenses                            4.0      4.9
                                                     -------   ------
     Total operating expenses                          96.6     99.0
                                                      ------   ------
Operating income                                        3.4      1.0

    The Company's operating revenues decreased to $47.9 million for the three months ended June 30, 2007 from $48.3 million for the same period in 2006. This is a decrease of 0.4%. The decrease is attributable to the closing of offices at the Patriot Logistics, Inc. terminal, and a decrease in revenues from one of the larger customers for both the Harbor Bridge and Keystone Wilmington offices. These changes have decreased the volume of loads during the second quarter of 2007.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. Purchased transportation expense decreased 1.3% as a percentage of operating revenue from 73.2% for the three months ended June 30, 2006 to 71.9% for the three months ended June
30, 2007. This decrease in purchased transportation is somewhat offset by an increase in commission expense. Another factor contributing to the decrease in purchased transportation is the closing of one of Company's offices that paid out purchased transportation at a higher rate than is customary.

    Commission expense increased 0.4% as a percentage of operating revenue from 11.3% for the three months ended June 30, 2006 compared to 11.7% for the three months ended June 30, 2007. The increase in commission was more than offset by the decrease in purchased transportation.

    Salaries expense decreased 0.5% as a percentage of operating revenue from 6.4% for the three months ended June 30, 2006 to 5.9% for the three months ended June 30, 2007. This decrease in salaries expense is largely the result of decreases in bonuses at one of the Company's operations.

    Insurance and claims decreased slightly to 3.1% of revenue for the three months ended June 30, 2007 from 3.2% for the same period of time in 2006. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

unfavorable development of existing claims could adversely affect the Company's operating income. The decrease of 0.1% of revenue can be attributed to the decrease of certain operations' claim activity.

    Other operating expenses decreased to 4.0% of revenue for the three months ended June 30, 2007 from 4.9% of revenue for the three months ended June 30, 2006. The Company booked an accrual for a potential litigation judgment in June, 2006. This accrual resulted in an increase to other operating expenses for the three months ended June 30, 2006 of $0.31 million or 0.65% of revenue. The Company had no such accrual for the three months ended June 30, 2007. Another factor that decreased operating expenses for the three months ended June 30, 2007 compared to the same period of time in 2006 was improved collections of old debts at one of the Company's terminals whose improved efforts reduced bad debt expense.

    Interest expense increased by $74,200, from $184,627 for the three months ended June 30, 2006 to $258,827 for the three months ended June 30, 2007. This increase in interest expense is primarily attributable to an increase in interest on related party debt.

    The Company also recognized minority interest expense of $289,149 for the three months ended June 30, 2007 and $88,681 for the three months ended June 30, 2006 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, LLC, net income for the three months ended June 30, 2007 and 2006, respectively. Carolina National Transportation, LLC, is a 60% owned subsidiary of the Company.

    Federal and state income tax expense increased $227,029 from ($117,842) for the three months ended June 30, 2006 to $109,187 for the three months ended June 30, 2007. The Company has net operating loss carry-forwards of approximately $9.0 million at December 31, 2006. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2007 through 2010. The Company's state income taxes also increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

    As a result of the factors discussed above, including decreases in purchased transportation, increases in commissions, decrease in salaries, slight decrease in insurance and claims costs, decreases in other operating expenses, an increase in interest, and increases in federal and state income taxes, net income for the three months ended June 30, 2007 increased by $797,445 from $316,931 for the three months ended June 30, 2006 to $1,114,376 for the three months ended June 30, 2007.



Liquidity and Capital Resources

    Net cash provided by operating activities decreased $93,385 from $1,343,585 for the six months ended June 30, 2006 to $1,250,200 for the six months ended June 30, 2007. The decrease in cash provided by operating activity was primarily due to an increase in accounts receivable of $3,572,468. The increase in accounts receivable for the six months ended June 30, 2007 is attributable to an increase in revenue as well as a decline in the rate of collections.

    A substantial amount of our costs are variable and as such the decrease in cash received from customers was offset by a decrease in cash paid for certain expenses that are directly related to operations, including purchased transportation, commissions, and insurance. In addition, there were decreases in cash paid to vendors for other non-variable obligations. The Company utilizes a vendor that provides advances to drivers for fuel purchases. This vendor has granted additional increases in the Company's credit limit. This increase resulted in the Company being able to reduce the frequency of payments to this vendor, thus, increasing accounts payable and cash availability.
Liquidity and Capital Resources (Continued)


    Cash provided by operations before changes in working capital increased $217,929 from $2,394,199 for the six months ended June 30, 2006 to $2,612,128 for the six months ended June 30, 2007.

    Net cash used in investing activities was $234,926 for the six months ended June 30, 2007 compared to $140,769 for the six months ended June 30, 2006. Net cash used in investing activities increased primarily due to the purchase of fixed assets.

    Net cash used in financing activities decreased $187,542 from $1,202,816 for the six months ended June 30, 2006 to $1,015,274 for the six months ended June 30, 2007. For the six months ended June 30, 2007, net borrowings under the line of credit increased $41,725. For the six months ended June 30, 2007, the Company distributed $1,056,000 to shareholders of the Company's majority owned subsidiary, Carolina National Transportation, LLC.

    The Company and its subsidiaries have a $10.0 million line of credit that matures on October 1, 2007. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $6.3 million at June 30, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .50%. At June 30, 2007, the interest rate on this line of credit was at prime less .50% (7.75%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2007 the outstanding borrowings on this line of credit were $3.7 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At June 30, 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at June 30, 2007.

    On July 12, 2007, the Company renewed its line of credit that was due to mature on October 1, 2007. The Company and its subsidiaries now have a $15.0 million line of credit that matures on October 1, 2008. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. The interest rate under the new line of credit will be based upon certain financial covenants and may range from prime less .25% to prime less ..75%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement.


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




Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .50% (at June 30, 2007 the rate was 7.75%). At June 30, 2007 the interest rate was based on certain financial covenants and ranged from prime to prime less .50%. The Company also has approximately $3.8 million of debt payable net of unamortized discount of $0.1 million to the Chief Executive Officer and Chief Financial Officer or entities under their control which bears interest at prime less 1%.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at June 30, 2007.


Certain Relationships and Related Transactions

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $297,000 of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2007.

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

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2006. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the three or six months ended June 30, 2007 and 2006.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2006 or the six months ended June 30, 2007. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2006, the Company through its subsidiaries accounted for approximately 65% of the total premium revenue of AIFE. At December 31, 2006, AIFE had net worth of approximately $9.6 million.

    For the year ended December 31, 2006, AIFE paid a commission due to favorable claims experience to a subsidiary insurance agency of US1 Industries, Inc. for $400,000. There were no such payments for the six months ended June 30, 2007.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $505,000, $300,000, and $405,000 for the years ended December 31, 2006, 2005, and 2004, respectively. As of June 30, 2007, there have been no management fees received from AIFE for 2007.

    In 2006 the Company paid consulting fees of $19,000 to Robert I. Scissors, one of its directors, relating to insurance services.

Certain Relationships and Related Transactions (Continued)

    The Company has notes payable due to its Chief Executive Officer and Chief Financial Officer that matures in September 2007 and is classified as a current liability. These notes payable will either be renewed prior to their expiration date or converted to common stock of the Company.

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

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a) (1)     List of Exhibits

    The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

Exhibit 10.15 Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation LLC, Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, TC Services, Inc., Freedom Logistics, LLC, Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, US1 Logistics, LLC, and US 1 Industries, Inc.

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

US 1 Industries, Inc.



 /S/ Michael E. Kibler
__________________________
Michael E. Kibler
Chief Executive Officer




/S/ Harold E. Antonson
__________________________
Harold E. Antonson
Chief Financial Officer

August 14, 2007