Form 10-Q
period 2007-09-30
US 1 INDUSTRIES INC
filed 2007-11-13
CIK 351498

FORM 10-Q


                 ________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                              QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2007.

                       Commission File No.  1-8129.


                            US 1 INDUSTRIES, INC.
               _____________________________________________
           (Exact name of registrant as specified in its charter)


          Indiana                                   95-3585609
  _______________________               ________________________________


(State of Incorporation)               (I.R.S. Employer Identification No.)



 336 W. US 30,Valparaiso, Indiana                               46385
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

As of November 2, 2007, there were 14,838,657 shares of registrant's common stock outstanding.



















                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             September 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                  September 30,  December 31,
                                                      2007          2006
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,456,000 and $992,000
    respectively                                   28,658,170    25,764,263
Other receivables, including receivables due
   from affiliated entities and officers
   of $532,000 and $691,000, respectively           3,537,650     3,159,640
Prepaid expenses and other current assets           1,171,235       875,834
Current deferred tax asset                            717,400       717,400
                                                   -----------   ----------
      Total current assets                         34,084,455    30,517,137

FIXED ASSETS:
   Land                                               195,347       195,347
   Equipment                                        1,207,551       952,675
   Less accumulated depreciation and amortization    (679,908)     (573,501)
                                                   -----------   ----------
      Net fixed assets                                722,990       574,521
                                                   -----------  -----------
Non-current deferred tax asset                        717,400  	    717,400
Notes Receivable - Long Term                          423,139       368,754
Other Assets                                          386,037       386,037
                                                   -----------  -----------
TOTAL ASSETS                                      $36,334,021   $32,563,849
                                                   ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.























                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              September 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  September 30,  December 31,
                                                      2007           2006
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 2,905,719    $ 3,633,784
   Related Party Convertible subordinated debt,
     Net of Unamortized discount of $0
     and $313,000 as of September 30, 2007 and
     December 31, 2006, respectively                       0      3,637,037
   Accounts payable                               12,983,700      9,594,681
   Accrued expenses                                  721,347        988,823
   Accrued remediation costs                         141,347        141,347
   Insurance and claims                            1,807,012      1,507,980
   Accrued compensation                               31,416        127,381
   Accrued interest                                   84,480         32,595
   Fuel and other taxes payable                      754,511        353,853
                                                 -----------   ------------
      Total current liabilities                   19,429,532     20,019,481
                                                 -----------   ------------

MINORITY INTEREST                                    822,991      1,159,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 14,838,657 shares and           46,920,288     42,970,288
    12,169,187 shares as of September 30, 2007
    and December 31, 2006, respectively.
   Treasury Stock, 595,248 shares and 0 shares as
    of September 30, 2007 and December 31, 2006,
    respectively.                                   (952,513)             0
   Accumulated deficit                           (29,886,277)   (31,585,462)
                                                 -----------     -----------
   Total shareholders' equity                     16,081,498     11,384,826
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 36,334,021   $ 32,563,849
                                                 ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.




















                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

                                     Three Months Ended           Nine Months Ended
                                    2007           2006           2007        2006


OPERATING REVENUES               $46,378,369    $49,505,422  $140,199,933 $142,407,194
                                 -----------     ----------   -----------   ----------

OPERATING EXPENSES:
    Purchased transportation      33,233,966     36,116,463   100,920,444  103,610,741
    Commissions                    5,735,333      5,956,739    16,867,290   16,531,577
    Insurance and claims           1,513,103      1,523,981     4,639,939    4,586,987
    Salaries, wages, and other     2,786,070      2,772,778     8,387,589    8,548,281
    Other operating expenses       1,832,162      1,928,745     5,656,572    6,341,652
                                 -----------     ----------    ----------   ----------
     Total operating expenses     45,100,634     48,298,706   136,471,834  139,619,238
                                 -----------     ----------    ----------   ----------
OPERATING INCOME                   1,277,735      1,206,716     3,728,099    2,787,956
                                 -----------     ----------    ----------   ----------
NON-OPERATION INCOME (EXPENSE)
     Interest income                       0          6,770         2,467       20,080
     Interest (expense)             (243,460)      (231,231)     (731,361)    (589,464)
     Other income                    224,115         71,643       360,985      110,064
                                 -----------     ----------    ----------   ----------
      Total non-operating
       (expense)                     (19,345)      (152,818)     (367,909)    (459,320)
                                 -----------     ----------    ----------   ----------
INCOME BEFORE MINORITY INTEREST  $ 1,258,390     $1,053,898    $3,360,190  $ 2,328,636
Minority Interest Expense            410,650        327,632       899,450      543,007
                                 -----------     ----------    ----------   ----------
INCOME BEFORE INCOME TAXES       $   847,740     $  726,266    $2,460,740  $ 1,785,629
     Income taxes expense
       (benefit)                      58,680         19,939       186,555       67,064
                                 -----------     ----------    ----------   ----------

NET INCOME AVAILABLE
 TO COMMON SHARES                    789,060        706,327     2,274,185    1,718,565

Basic Net Income
 Per Common Shares                     $0.06          $0.06         $0.19        $0.14

Diluted Net Income
 Per Common Share                      $0.06          $0.06         $0.19        $0.14

WEIGHTED AVERAGE
 SHARES OUTSTANDING - BASIC       12,139,393     12,018,224    12,159,512   12,018,224


WEIGHTED AVERAGE SHARES
OUTSTANDING -  DILUTED            12,139,393     12,018,224    13,048,770   12,018,224


The accompanying notes are an integral part of the consolidated financial statements.










                               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007





                                                                                 Total
                             Common                     Treasury       Accumulated  Shareholders'
                         Shares      Stock        Shares        Stock     Deficit      Equity
         ___________________________________________________________________________________________

Balance,
January 1, 2006       12,169,739  $42,970,288                      $0     $(31,585,462)  $11,384,826


Treasury stock
 repurchase                                     (595,248)    (952,513)                      (952,513)

Conversion of debt into
  Equity               2,668,918    3,950,000                                              3,950,000
Cumulative effect of adoption
  of FIN 48                                                                   (575,000)     (575,000)
Net income for the nine months ended
  September 30, 2007                                                         2,274,185     2,274,185


Balance, September 30, 2007
         ___________________________________________________________________________________________

                     14,838,657   $46,920,288   (595,248) $  (952,513)    $(29,886,277)  $16,081,498


The accompanying notes are in integral part of the consolidated financial statements.
































                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)

                                                Nine Months Ended September 30,
                                                         2007         2006
                                                     (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                             2,274,185    1,718,565
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
  Depreciation and amortization                          114,087      101,686
  Gain on disposal of assets                                (662)      57,410
  Provision for bad debts                                480,045      934,022
  Amortization of discount on convertible debt           312,963            0
  Minority interest expense                              899,450      543,007
  Deferred tax expense                                         0      387,348
Changes in operating assets and liabilities:
    Accounts receivable - trade                       (3,373,953)  (4,228,123)
    Other receivables                                   (378,010)      (3,431)
    Notes receivable                                     (54,385)           0
    Prepaid expenses and other assets                   (295,401)    (677,521)
    Accounts payable                                   3,389,019      691,838
    Accrued expenses                                    (267,476)     245,883
    Accrued interest                                      51,885       10,814
    Insurance and claims                                 299,032      (90,748)
    Accrued compensation                                 (95,965)    (201,077)
    Fuel and other taxes payable                        (176,342)    (347,024)
    Accrued Legal                                              0      317,000
                                                       ---------     --------
  Net cash provided by (used in) operating activities  3,178,472     (540,351)
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (285,894)    (237,877)
  Proceeds from sales of fixed assets                     24,000        5,327
                                                        --------    ---------
  Net cash used in investing activities                 (261,894)    (232,550)
                                                        --------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under the line of credit  (728,065)     793,485
  Repayments of shareholder loans                              0      (20,584)
  Purchase of treasury stock                            (952,513)           0
  Distributions to minority interest                  (1,236,000)           0
                                                       ---------    ---------
  Net cash (used in) provided by financing activities (2,916,578)     772,901
                                                       ---------    ---------
NET CHANGE IN CASH                                             0            0
CASH, BEGINNING OF PERIOD                                      0            0
                                                       ---------    ---------
CASH, END OF PERIOD                                            0            0
                                                       =========    =========
Cash paid for interest                                  $366,513     $578,650
                                                       =========    =========

In September 2007, the Company issued 2,668,918 shares of its common stock to the holders of the convertible debt as the holders exercised the conversion feature of this debt.

The accompanying notes are an integral part of the consolidated financial statements.







                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2007 and the consolidated statements of income, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2007 and 2006 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2006, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2006 financial statement to conform with the 2007 presentation.

3. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

                                   Three Months Ended         Nine Months Ended
                                   2007          2006         2007        2006
Net income available to common  $789,060      $706,327   $2,274,185  $1,718,565
     Shareholders for basic EPS

Interest expense on convertible
 debt                                  0             0       66,000           0

Discount amortization on convertible
 debt                                  0             0      108,000           0

Net income available to common  $789,060      $706,327   $2,448,185  $1,718,565
    Shareholders for diluted EPS

Denominator

Weighted average common shares
 outstanding
     For basic EPS            12,139,393    12,018,224   12,159,512  12,018,224

Shares issuable upon
 conversion of
     Convertible debt (1)              0             0      889,258           0


Weighted average common shares
 outstanding
     For diluted EPS          12,139,393    12,018,224   13,048,770  12,018,224

(1) Common stock equivalants for convertible debt for the three months ended September 30, 2007 were excluded from weighted-average common shares outstanding for diluted EPS because the effect would be anit-dilutive.
4. REVENUE RECOGNITION

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

5. NOTES RECEIVABLE

    The Company makes advances under notes receivable to certain agents and owner operators in the normal course of its business. Currently, the Company has a note receivable with an agent in the original amount of $500,000 which is repayable in monthly installments of $8,333 with the final payment due in June 2011. The balance on this note was approximately $388,000 and $470,000 at September 30, 2007 and December 31, 2006, respectively.

    The remainder of the balance of notes receivable consists of 15 notes resulting from advances to agents and owner operators. The remaining balance on these notes is $465,025 and $124,896 as of September 30, 2007 and December 31, 2006, respectively. These notes bear interest at rates ranging from 9.5% to 17% with weekly payments ranging from approximately $100 - $5,000. Maturity on these notes receivable ranges from November 2007 through July 2011.

    The current portion of these notes receivable totals $429,692 and $226,142 at September 30, 2007 and December 31, 2006, respectively and is classified in other receivables in the Company's consolidated balance sheet.

6. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $15.0 million line of credit that matures on October 1, 2008. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $12.1 million at September 30, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At September 30, 2007, the interest rate on this line of credit was at prime less .75% (7.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September
30, 2007, the outstanding borrowings on this line of credit were $2.9 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At September 30, 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at September 30, 2007. The Company's accounts receivable, property, and other assets collateralize advances under the agreement.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at September 30, 2007.









7. EQUITY TRANSACTIONS

    (a) In September 2007, the Company's Chief Executive Officer and Chief Financial Officer elected to exercise the conversion feature on certain convertible debt held by these individuals. As a result, the debt with a principal value of $3,950,000 was converted into 2,668,918 shares of the Company's common stock.
    (b) During 2007, the Company purchased 595,248 shares of its common stock for a total of $952,513. These shares are reflected as treasury stock in the Company's balance sheet and statement of shareholders equity as of and for the nine months ended September 30, 2007.

8. COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

    In October 2006, the Company and the general manager of Patriot Logistics, Inc. a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. The option is immediately exercisable and may be exercised in whole (not in part) at any time prior to October 2008. In the event the option were exercised, based upon the actual results of Patriot Logistics, our revenue would have declined by $30,141,698 and $35,721,348
(a decrease of 21.50% and 25.08%, respectively) for the nine months ended September 30, 2007 and 2006, respectively. Patriot Logistics had pre-tax income (loss) of $271,055 and ($326,780) for the nine months ended September 30, 2007 and 2006, respectively.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2007 and 2006 and in the Company's Form 10-K for its fiscal year ended December 31, 2006, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

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


















Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

The following table sets forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2007 and September 30, 2006:

                                                       2007     2006
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           72.0     72.8
    Commissions                                        12.0     11.6
    Insurance and claims                                3.3      3.2
    Salaries, wages and other                           6.0      6.0
    Other operating expenses                            4.0      4.4
                                                     -------   ------
     Total operating expenses                          97.3     98.0
                                                      ------   ------
Operating income                                        2.7      1.9

    The Company's operating revenues decreased to $140.2 million for the nine months ended September 30, 2007 from $142.4 million for the same period in 2006. This is a decrease of 1.5%. The decrease is attributable to the closing of offices at one of the Company's subsidiaries and a decrease in revenues from one of the Company's larger customers. These changes have decreased the volume of loads.

         Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as percentage of revenue. Purchased transportation and commission together decreased 0.4% from 84.4% as a percentage of revenue for the nine months ended September 30, 2006 to 84.0% as a percentage of revenue for the same period of time in 2007. Purchased transportation expense decreased 0.8% as a percentage of operating revenue from 72.8% for the nine months ended September 30, 2006 to 72.0% for the nine months ended September 30, 2007. A factor contributing to the decrease in purchased transportation is the closing of one of Company's offices that paid out purchased transportation at a higher rate than is customary.

    Commission expense increased 0.4% as a percentage of operating revenue from 11.6% for the nine months ended September 30, 2006 to 12.0% for the nine months ended September 30, 2007. This increase in commission expense was offset by the decrease in purchased transportation.

    Salaries expense remained consistent at 6.0% of revenue for the nine months ended September 30, 2006 and for the nine months ended September 30, 2007.

    Insurance and claims increased slightly to 3.3% of revenue for the nine months ended September 30, 2007 from 3.2% of revenue for the same period of time in 2006. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (continued)

    Other operating expenses decreased to 4.0% of revenue for the nine months ended September 30, 2007 from 4.4% of revenue for the nine months ended September 30, 2006. The Company booked an accrual for a potential litigation judgment in 2006. This accrual resulted in an increase to other operating expenses for the nine months ended September 30, 2006 of $0.31 million or 0.22% of revenue. The Company had no such accrual for the nine months ended September 30, 2007. Another factor that decreased operating expenses for the nine months ended September 30, 2007 compared to the same period of time in 2006 was improved collections of old debts at one of the Company's terminals whose improved efforts reduced bad debt expense by $0.49 million or 0.35% of revenue.

    Interest expense increased by $141,897, from $589,464 for the nine months ended September 30, 2006 to $731,361 for the nine months ended September 30, 2007. This increase in interest expense is primarily attributable to an increase in interest on related party debt.

    The Company also recognized minority interest expense of $899,450 for the nine months ended September 30, 2007 and $543,007 for the nine months ended September 30, 2006 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, LLC, net income for the nine months ended September 30, 2007 and 2006, respectively. Carolina National Transportation, LLC, is a 60% owned subsidiary of the Company.

    Federal and state income taxes increased $119,491 from $67,064 for the nine months ended September 30, 2006 to $186,555 for the nine months ended September 30, 2007. The Company has net operating loss carry-forwards of approximately $9.0 million at December 31, 2006. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2007 through 2010. This increase in tax expense relates to increased state taxes.

    As a result of the factors discussed above, including decreases in purchased transportation, increases in commissions, increases in interest, and increases in income taxes, net income for the nine months ended September 30, 2007 increased by $555,620 from $1,718,565 for the nine months ended September 30, 2006 to $2,274,185 for the nine months ended September 30, 2007.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended September 30, 2007 and September 30, 2006:

                                                       2007     2006
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           71.7     73.0
    Commissions                                        12.3     12.0
    Insurance and claims                                3.3      3.1
    Salaries, wages and fringe benefits                 6.0      5.6
    Other operating expenses                            3.9      3.9
                                                     -------   ------
     Total operating expenses                          97.2     97.6
                                                      ------   ------
Operating income                                        2.8      2.4



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    The Company's operating revenues decreased to $46.4 million for the three months ended September 30, 2007 from $49.5 million for the same period in 2006. This is a decrease of 6.3%. The decrease is attributable to the closing of offices at one of the Company's subsidiaries and a decrease in revenues from one of the Company's larger customers. These changes have decreased the volume of loads during the third quarter of 2007.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. Purchased transportation expense decreased 1.3% as a percentage of operating revenue from 73.0% for the three months ended September 30, 2006 to 71.7% for the three months ended
September 30, 2007. This decrease in purchased transportation is partially offset by an increase in commission expense. A factor contributing to the decrease in purchased transportation is the closing of one of Company's offices that paid out purchased transportation at a higher rate than is customary.

    Commission expense increased 0.3% as a percentage of operating revenue from 12.0% for the three months ended September 30, 2006 compared to 12.3% for the three months ended September 30, 2007. The increase in commission was more than offset by the decrease in purchased transportation.

    Salaries expense increased 0.4% as a percentage of operating revenue from 5.6% for the three months ended September 30, 2006 to 6.0% for the three months ended September 30, 2007. This increase in salaries expense can be attributed to several factors. One of the Company's subsidiaries that utilized employees instead of agents has experienced a decrease in revenue without a corresponding decrease in salaries. There were several operations that have salaries expense for the three months ended September 30, 2007 that were not open during the three months ended September 30, 2006. These offices have not yet begun to produce to their full potential and as such, salaries expense is high as a percentage of their revenues.

    Insurance and claims increased to 3.3% of revenue for the three months ended September 30, 2007 from 3.1% for the same period of time in 2006. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue.

    Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.2% of revenue can be attributed to the increase of certain operations' claim activity.

    Other operating expenses have remained consistent at 3.9% of revenue for the nine months ended September 30, 2007 and for the same period of time for 2006.

    Interest expense increased by $12,229, from $231,231 for the three months ended September 30, 2006 to $243,460 for the three months ended September 30, 2007. This increase in interest expense is primarily attributable to an increase in interest on related party debt.

    The Company also recognized minority interest expense of $410,650 for the three months ended September 30, 2007 and $327,632 for the three months ended September 30, 2006 relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, LLC, net income for the three months ended September 30, 2007 and 2006, respectively. Carolina National Transportation, LLC, is a 60% owned subsidiary of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Three months ended September 30, 2007 compared to the three months ended September 30, 2006 (Continued)

    Federal and state income tax expense increased $38,741 from $19,939 for the three months ended September 30, 2006 to $58,680 for the three months ended September 30, 2007. The Company has net operating loss carry-forwards of approximately $9.0 million at December 31, 2006. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2007 through 2010

    As a result of the factors discussed above, net income for the three months ended September 30, 2007 increased by $82,733 from $706,327 for the three months ended September 30, 2006 to $789,060 for the three months ended September 30, 2007.


Liquidity and Capital Resources

    Net cash provided by (used in) operating activities increased $3,718,823 from ($540,351) for the nine months ended September 30, 2006 to $3,178,472 for the nine months ended September 30, 2007. The increase in cash provided by operating activity was primarily due to an increase in accounts payable for the nine months ended September 30, 2007 of $3,389,020. This increase in accounts payable is due to a decrease in cash paid for certain expenses that are directly related to operations, including purchased transportation, commissions, and insurance. In addition, there were decreases in cash paid to vendors for other non-variable obligations. The Company utilizes a vendor that provides advances to drivers for fuel purchases. This vendor has granted additional increases in the Company's credit limit. This increase resulted in the Company being able to reduce the frequency of payments to this vendor, thus, increasing accounts payable and cash availability. The increase in accounts payable was largely offset by an increase in accounts receivable for the nine months ended September 30, 2007. Accounts receivable increased $3,373,953 for the nine months ended September 30, 2007. The increase in accounts receivable for the nine months ended September 30, 2007 is attributable to a decline in the rate of collections.

    Cash provided by operations before changes in working capital increased $338,030 from $3,742,038 for the nine months ended September 30, 2006 to $4,080,068 for the nine months ended September 30, 2007. This increase is primarily attributable to an increase in net income for the nine months ended September 30, 2007.

    Net cash used in investing activities was $261,894 for the nine months ended September 30, 2007 compared to $232,550 for the nine months ended September 30, 2006. Net cash used in investing activities increased primarily due to the purchase of fixed assets.

    Net cash (used in) provided by financing activities decreased (3,689,479) from $772,901 for the nine months ended September 30, 2006 to ($2,916,578) for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, net repayments under the line of credit increased $728,065. For the nine months ended September 31, 2007, the Company distributed $1,236,000 to shareholders of the Company's majority owned subsidiary, Carolina National Transportation, LLC. In addition, the Company utilized $952,913 to repurchase treasury stock.

 The Company and its subsidiaries have a $15.0 million line of credit that matures on October 1, 2008. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $12.1 million at September 30, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At September 30, 2007, the interest rate on this line of credit was at prime less .75% (7.00%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2007, the outstanding borrowings on this line of credit were $2.9 million.
Liquidity and Capital Resources (Continued)

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At September 30, 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at September 30, 2007. The Company's accounts receivable, property, and other assets collateralize advances under the agreement.

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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .75% (at September 30, 2007 the rate was 7.00%). At September 30, 2007 the interest rate was based on certain financial covenants and ranged from prime to prime less .75%. The Company had approximately $3.95 million of debt payable to the Chief Executive Officer and Chief Financial Officer or entities under their control with interest at prime less 1%. In September 2007 these notes were converted into common stock of the Company.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at September 30, 2007.

Certain Relationships and Related Transactions.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $219,000 of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2007. On July 3, 2007, the Company provided replacement financing of $312,552 to its Chief Executive Officer and Chief Financial Officer with respect to a terminal facility leased by them to Patriot Logistics in order to insure the continued availability of that facility to Patriot Logistics following the maturity of the then exiting financing. The replacement financing will be repaid prior to December 31, 2007.

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



Certain Relationships and Related Transactions (continued)

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2006. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the three or nine months ended September 30, 2007 and 2006.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2006 or the nine months ended September 30, 2007. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2006, the Company through its subsidiaries accounted for approximately 65% of the total premium revenue of AIFE. At December 31, 2006, AIFE had net worth of approximately $9.6 million.

         For the year ended December 31, 2006, AIFE paid a commission due to favorable claims experience to a subsidiary insurance agency of US1 Industries, Inc. for $400,000. The Company has earned income of $153,000 during the nine months ended September 30, 2007 for commissions.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $505,000, $300,000, and $405,000 for the years ended December 31, 2006, 2005, and 2004, respectively. As of September 30, 2007, there have been no management fees received from AIFE for 2007.

    In 2006 the Company paid consulting fees of $19,000 to Robert I. Scissors, one of its directors, relating to insurance services.

    The Company had notes payable due to its Chief Executive Officer and Chief Financial Officer that were converted into 2,668,918 shares of common stock of the Company in September 2007.

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

Part II     Other Information

Item 5.     Stock Repurchase

On August 22, 2007, the Company repurchased 594,696 shares of its common stock at market price for a total of $951,514.

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

(b)(1)      Reports on Form 8-K

Form 8-K filed on September 24, 2007, furnishing information regarding the Unregistered Sales of Equity Securities that holders of the Company's Convertible Notes due 2007 converted a total of $3,950,000 in aggregate principal amount of the notes, which represented all of the outstanding Notes, into an aggregate of 2,668,918 shares of the Company's common stock.





























SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.



Michael E. Kibler
Chief Executive Officer




Harold E. Antonson
Chief Financial Officer


November 12, 2007