Form 10-K
period 2007-12-31
US 1 INDUSTRIES INC
filed 2008-03-31
CIK 351498

FORM 10-K

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2007.

                                OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    Commission File No.  1-8129.

                       US 1 INDUSTRIES, INC.
         ______________________________________________

      (Exact name of registrant as specified in its charter)

Indiana                                   95-3585609
_______________________      __________________________________

(State of Incorporation)    (I.R.S. Employer Identification No.)

336 W. US Hwy 30, Valparaiso, Indiana              46385
________________________________________         __________

(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (219) 476-1300
                                                   _______________

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                          on which registered
_________________________                    _____________________
Common Stock, no par value                           None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Securities Act. Yes ___ No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____Accelerated filer ____Non-accelerated filer _X__ Smaller reporting company ____ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ _ No _X__

The aggregate market value of the voting stock held by non-affiliates of the registrant was $10,355,873 (based on the per share closing price on June 30, 2007, the last business day of the Company's second fiscal quarter. For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

On March 20, 2008, there were 14,243,409 shares of registrant's common stock outstanding.











































                              TABLE OF CONTENTS



PART I

 Item 1.     Business                                                    1
 Item 1A.    Risk Factors                                                5
 Item 1B.    Unresolved Staff Comments                                   7
 Item 2.     Properties                                                  7
 Item 3.     Legal Proceedings                                           8
 Item 4.     Submission of Matters to a Vote of Security Holders         8

PART II

 Item 5.     Market for Registrants Common Equity, Related
             Stockholder Matters, and Issuer Purchases of Equity
             Securities                                                  8
 Item 6.     Selected Financial Data                                     9
 Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10
 Item 7A.    Quantitative and Qualitative Disclosures about Market Risk 20
 Item 8.     Financial Statements and Supplementary Data                21
 Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                       37
 Item 9A(T)  Controls and Procedures                                    37
 Item 9B.    Other Information                                          38

PART III

 Item 10.    Directors, Executive Officers and Corporate Governance     39
 Item 11.    Executive Compensation                                     42
 Item 12.    Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters            43
 Item 13.    Certain Relationships, Related Transactions, and Director
              Independence                                              45
 Item 14.    Principal Accountant Fees and Services                     46

PART IV

 Item 15     Exhibits and Financial Statement Schedules                 47

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

    US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's subsidiaries consist of Antler Transport, Inc.,
Blue and Grey Brokerage, Inc., Blue and Grey Transport, Inc., Bruin Motor Express, LLC, Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, Inc., Freedom Logistics, LLC, Friendly Transport, Inc., Gulf Line Brokerage, Inc., Gulf Line Transportation, Inc., Harbor Bridge Intermodal Inc., Keystone Lines,

Inc., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics,

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

    During 2007, the Company utilized the services of approximately 87 agents. No agent has accounted for more than 10% of revenue during 2007, 2006 or 2005. The Company shipped freight for approximately 1,000 customers in 2007, none of which accounted for more than 10% of the Company's revenues.

Independent Contractors

    The independent contractors (persons who own the trucks) used by the Company must enter into standard equipment operating agreements. The agreements provide that independent contractors must bear many of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits. These independent contractors are paid 71% to 78% of the charges billed to the customer. The Company requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT. The Company is also required to conduct random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

    At December 31, 2007, the Company, through its subsidiaries, had approximately 86 full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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

    One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by Lex Venditti, a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2007, 2006 and 2005, cash paid to AIFE for insurance premiums and deductibles was approximately $6,064,000, $5,366,000, and $4,787,000, respectively.

       The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ended December 31, 2007, 2006, and 2005. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2007, 2006 and 2005. During 2007 and 2006, a subsidiary insurance agency of US1 Industries, Inc. recorded commissions of $353,000 and $400,000, respectively from American Inter-fidelity Exchange. These commissions are recorded as a reduction of insurance expense.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years ended December 31, 2007, 2006, and 2005. For fiscal 2007, the Company accounted for approximately 71% of the total premium revenue of AIFE. At December 31, 2007, AIFE had a net worth of approximately $11.3 million, part of which is attributable to other policyholders of AIFE.

    In addition, Michael Kibler, the Chief Executive Officer, and a director of the Company and Harold Antonson, the Chief Financial Officer, and a director of the Company, and Mr. Venditti are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $529,000, $579,000 and $300,000 for the years ended December 31, 2007, 2006, and 2005, respectively. AIFC is not consolidated with the Company.









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

Regulation

    The Company, through its subsidiaries, is a common and contract motor carrier regulated by the DOT and various state agencies. Among other things, this regulation imposes requirements on the Company with regard to the agreements that it has with owner-operators and the terms of payment to them. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

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

Environmental Regulation

    The Company's subsidiary, TC Services, Inc., owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or are known to exist currently. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management has been working with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. Currently the Arizona environmental authorities are requiring further testing of the property. The Company believes it is in substantial compliance with state and federal environmental regulations relative to the trucking business. However, the Company is working with regulatory officials to eliminate any sources of contamination and determine the extent of Environmental Regulation (Continued)

existing problems. Estimates of the costs to complete the future remediation of approximately $141,000 are accrued in the Company's consolidated financial statements at December 31, 2007 and 2006.

Item 1A. Risk Factors

    The Company makes forward-looking statements in this document and in other materials it files with the SEC or otherwise makes public. In addition, senior management of the Company might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning the Company's future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our services, and other statements of the Company's plans, beliefs, or expectations, are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate, " "believe, " "estimate, " "expect, " "intend, " "plan, " "project, " "target, " "can, " "could, " "may, " "should, " "will, " "would" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements the Company makes are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in the following paragraphs and in the other documents that the Company files with the SEC.

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

Dependence on third-party insurance companies. The cost of insurance coverage for commercial trucking varies dramatically, but is expensive. Further, the ability of US 1 to purchase coverage for losses in excess of $1,000,000 is very limited. US 1 relies on AIFE for approximately 76% of its insurance. AIFE is managed by Lex Venditti, a director of the Company. AIFE, in turn, retains some of the risk and reinsures the remainder.
US 1's access to affordable insurance other than through AIFE historically has been quite limited. Should the premiums charged by AIFE increase significantly, or should coverage be limited in any way or be unavailable,

Factors That May Affect Future Results and/or Forward-Looking
Statements (continued)

it could have a material adverse affect on the Company and its results of operations and financial condition.

Dependence on independent commission agents. As noted above in Item 1, "Business," the Company markets its services primarily through independent commission agents. Currently the Company has a network of 87 agents.
During 2007, 43 of these agents generated revenue for US 1 of at least $1,000,000 and one agent generated approximately $12,722,000, or 6.9% of US 1's total revenue. The Company competes with motor carriers and other third parties for the services of these independent agents. US 1's contracts with these agents typically are terminable upon 30-days notice by either party and do not restrict the ability of a former agent to compete with US 1 following a termination. The loss of some of the Company's agents or a significant decrease in volume generated by these agents could have a materially adverse effect on US 1, including its results of operations and revenue.

Dependence on third-party owner operators. As noted above in Item 1, "Business," US 1 does not generally own trucks and relies on owner/operators who operate as independent contractors and unrelated trucking companies to transport freight for its customers. US 1 competes with other motor carriers and third parties for the services of owner/operators. Almost all of the freight hauled by the Company is by these owner/operators. A significant decrease in available capacity provided by either of these parties could have a material adverse effect on US 1, including its results of operations and revenue.

Dependence on key personnel. The Company is dependent on the services of its officers, particularly the officers of its subsidiaries. All of these officers are free to leave the Company and start competing operations. None have agreed to any covenant not to compete. Given the nature of the relationship with the agents and owner/operators, as described above, it would be relatively easy for the Company to lose a substantial amount of business if one or more of these key people left and set up a competing operation. This in turn could have a material adverse effect on the Company, including its results of operations and revenue.

In October 2006, the Company and the general manager of Patriot Logistics, Inc., a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot was extended in 2007 and now terminates in October 2009 or upon a change in control of the Company. The option is immediately exercisable and maybe exercised in whole (not in part) at anytime prior to October 2009. The fair value of this option was determined to be deminimis. In the event the option were exercised, based upon the actual results of Patriot Logistics, our revenue would have declined by $39,255,861 (a decrease of 21.3%) for the year ended December 31, 2007 and $46,356,069 (a decrease of 24.3%) for the year ended December 31, 2006. Patriot Logistics had pre-tax income (loss) of $501,522 and ($280,799) for the year ended December 31, 2007 and 2006, respectively.






Factors That May Affect Future Results and/or Forward-Looking
Statements (continued)

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

Status of Owner/Operators. From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of owner/operators' classification to employees (from independent contractors) for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or the regulations there under. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice. US 1 treats its owner/ operators as independent contractors. The classification of owner/operators as independent contractors does require significant analysis of the facts relating to their service to the Company.

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

Item 1b. Unresolved Staff Comments

    None.











Item 2. Properties

    The Company leases its administrative offices of approximately 7,000 square feet from an independent owner at 336 W. US Hwy 30, Valparaiso, Indiana for $7,000 monthly. Patriot Logistics, Inc. leases a truck terminal in Fort Smith, AK of approximately 13,250 square feet on a month-to-month basis for $2,618 from Fort Smith Property, LLC which is owned by Michael E. Kibler, the President and Chief Executive Officer and a director of the Company, Harold E. Antonson, the Chief Financial Officer, Treasurer and a director of the Company and Edwis Selph Sr., the terminal manager of Patriot Logistics, Inc.

    In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

                                                 Approximate   Monthly  Lease
Subsidiary                           City,State  Square Feet   Rent   Expiration
CAM Transport, Inc.                  Gulfport, MS      1,130  $ 1,359  Aug. 31, 2008
Carolina National Transportation,LLC Mt. Pleasant, SC  6,280   10,085  Jun. 30, 2011
Keystone Logistics, Inc.             South Bend, IN    4,400    3,463  Mth to mth
Patriot Logistics, Inc.              Atlanta, GA      48,750    1,788  Aug. 31, 2008
Patriot Logistics, Inc.              Charlotte, NC       500    2,750  Dec. 31, 2011
Patriot Logistics, Inc.              Dallas, TX    5.0 acres    3,800  Mth to mth
Patriot Logistics, Inc.              Fontana, CA       4,000    5,775  Apr  14, 2009
Patriot Logistics, Inc.              French Camp, CA   1,000    1,200  Mth to mth
Patriot Logistics, Inc.              Ft. Smith, AK    13,250    2,618  Mth to mth
Patriot Logistics, Inc               Houston, TX      33,000   10,500  Dec. 31, 2009
Patriot Logistics, Inc               Irving, TX        1,440    1,659  Apr. 7, 2010
Patriot Logistics, Inc.              Jacksonville, FL  1,000    3,745  Sep. 30, 2008
Patriot Logistics, Inc               Kansas City, MO     432    1,500  mth to mth
Patriot Logistics, Inc.              Laredo, TX          400    1,100  mth to mth
Patriot Logistics, Inc.              Memphis, TN       4,500    5,500  Jul. 13, 2011
TC Services, Inc.                    Valparaiso, IN    7,000    7,000  Mar. 31, 2009
Thunderbird Logistics                Terrell, TX       1,700    1,400  mth to mth
Transport Leasing, Inc.              Calhoun, GA   8.4 acres    7,500  mth to mth
Transport Leasing, Inc.              Ft. Smith, AK     1,000      350  mth to mth
US1 Logistics, Inc.                  St. Augustine, FL 1,340    1,740  Mar. 31, 2008

    Management believes that the Company's leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.

Item 3. Legal Proceedings

         The Company and its subsidiaries are involved in various litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

    No Matters were submitted to a vote of Security Holders during the fourth quarter of 2007.



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol "USOO".

    As of December 31, 2007, there were approximately 3,051 holders of record of the Company's Common Stock.

    The Company has not paid and, for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock. The Company's current credit agreement prohibits the payment of dividends.

    The Company does not currently have any active equity compensation plans or arrangements.

     During 2007, the Company purchased 595,248 shares of its common stock for $952,513. These shares are reflected as treasury stock in the Company's balance sheet and statement of shareholders' equity as of and for the year ended December 31, 2007.

    The following table sets forth for the periods indicated the high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     Calendar Year                            High                     Low
      2007
      First Quarter                          1.97                     1.35
      Second Quarter                         1.98                     1.38
      Third Quarter                          1.90                     1.47
      Fourth Quarter                         2.30                     1.55

      2006
      First Quarter                          1.38                     1.12
      Second Quarter                         2.02                     1.05
      Third Quarter                          2.27                     1.17
      Fourth Quarter                         1.60                     1.25

Item 6. Selected Financial Data

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 have been audited by the Company's registered independent certified public accountants, whose report on such consolidated financial statements are included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations. "







Item 6. Selected Financial Data (Continued)

                                (in thousands, except shares and per share data)

                                       Fiscal Year Ended December 31,
                                      2007       2006       2005      2004       2003
STATEMENT OF OPERATIONS DATA:
Operating revenues                 $184,677   $190,976   $175,625   $149,089   $121,747
Purchased transportation            132,444    139,149    131,241    111,314     89,699
Commissions                          22,406     21,866	   17,243     14,294     12,348
Other operating costs
  and expenses 		             24,826     24,999     22,659     23,425     17,977

Operating income                      5,001      4,962      4,483         56      1,723

Interest expense                        780        790        611        466        493

Minority interest expense             1,176        989         35         28        155

Income before income taxes            3,221      3,362      4,171        101      1,393

Income tax expense                     (368)      (260)       (54)       (86)       -

Net income                            2,853      3,102      4,117         15      1,393

Net Income available to
  common shares 		   $  2,853 $    3,102   $  4,117    $    15    $ 1,393

Income per common share
  Net Income
        Basic                         $0.23      $0.25      $0.34      $0.00      $0.12
        Diluted                       $0.23      $0.25      $0.34      $0.00      $0.11

  Weighted average shares outstanding:
        Basic                    12,679,087 12,169,739 12,018,224 11,618,224 11,618,224
        Diluted                  12,679,087 12,169,739 12,169,739 11,964,174 11,852,507

                                               (in thousands)

                                          Fiscal Year Ended December 31,
                                       2007      2006        2005       2004      2003
BALANCE SHEET DATA:
  Total assets                       $32,157   $32,563     $33,290    $26,120   $22,077
  Long-term debt, including
   current portion                         -         -        2,770     2,890     3,371
  Working capital                     15,272    10,272        9,508     5,145     4,888
  Shareholders'equity                 16,660    11,385        7,909     3,593     3,410

OTHER DATA:
  Cash provided by (used in)
   operating activities                5,082     3,874       (1,599)     (271)    2,419
  Cash (used in) provided by
   investing activities                 (345)     (281)         146       274      (128)
  Cash (used in) provided by
   financing activities               (4,736)   (3,593)       1,453        (3)   (2,291)

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

    The following table set forth the percentage relationships of expense items to operating revenue for the periods indicated:

                                                      Fiscal Years
                                              --------------------------
                                                  2007      2006     2005

                                                 ------    ------   ------
Revenue                                           100.0%   100.0%   100.0%
Operating expenses:
    Purchased transportation                       71.7     72.9     74.7
    Agent Commissions                              12.1     11.4      9.8
    Insurance and claims                            3.2      2.8      3.7
    Litigation judgment                             0.0      0.0     (1.0)
    Salaries, wages and fringe benefits             6.1      6.1      6.0
    Other operating expenses                        4.2      4.2      4.2
            Total operating expenses               97.3     97.4     97.4
Operating income                                   2.7%     2.6%     2.6%

Critical Accounting Policies and Estimates

    US 1's financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the evaluation of allowance for doubtful accounts, the estimates related to contingencies and litigation are the more critical accounting policies as they involve more significant estimates and assumptions.
Critical Accounting Policies and Estimates (Continued)

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

    The Company records an allowance for doubtful accounts based on (1) specifically identified amounts that it believes to be un-collectable and (2) an additional allowance based on certain percentages of its aged receivables, which are determined based on historical collection experience and (3) our assessment of the general financial conditions affecting our customer base. At December 31, 2007, the allowance for doubtful accounts was $1,236,849 or approximately 5% of total trade accounts receivable. If actual collections experience changes, revisions to the Company's allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, US 1 reviews the components of other receivables, consisting primarily of advances to drivers and agents, and writes off specifically identified amounts that it believes to be un-collectable.

    Revenue for freight is recognized upon delivery. The Company accounts for its revenue on a gross basis in accordance with EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent". Amounts payable for purchased transportation, commissions and insurance are accrued when incurred.

    The Company follows the guidance in EITF 99-19 and records revenues at the gross amount billed to customers because the Company(1)determined it operates as the primary obligor,(2)typically is responsible for damages to goods and(3)bears the credit risk.

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

    The Company's subsidiaries carry insurance for auto liability, property damage, and cargo loss and damage through various programs. About 95% of the Company's liability insurance is obtained from AIFE, a related party. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.




Critical Accounting Policies and Estimates (Continued)

    AIFE is managed by Lex Venditti, a director of the Company. The Company has an investment of $126,461 in AIFE. AIFE provides auto liability, property damage, and cargo loss and damage insurance coverage to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2007, 2006 and 2005, cash paid to AIFE for insurance premiums and deductibles was approximately
$6,064,000, $5,366,000, and $4,787,000, respectively.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2007. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2007, 2006 and 2005.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2007, 2006, and 2005. The subsidiaries of the Company currently account for the majority of the premiums of AIFE. For fiscal 2007, the Company accounted for approximately 71% of the total premium revenue of AIFE. At December 31, 2007, AIFE had net worth of approximately $11.3 million, part of which is attributable to other policyholders of AIFE.

    Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2007, the Company's deferred tax asset of approximately $3.0 million consists principally of net operating loss carry-forwards. The Company's deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

    The Company has based its estimate of the future utilization of the net operating loss carry-forwards upon its estimate of future taxable income as well as the timing of expiration of the Company's net operating loss carry-forwards. Approximately 50% of the Company's net operating loss carry-forwards expire in 2008, with substantially all of the net operating loss carry-forwards expiring by 2010.

    At December 31, 2007 the valuation allowance for deferred tax assets was approximately $1.2 million. If actual future taxable income differs, revisions to the valuation allowance and net deferred tax asset may be required.

2007 Compared to 2006

    The Company's operating revenues for the 2007 fiscal year were $185 million, a decrease of $6.3 million, or 3.3%, from operating revenue for the 2006 fiscal year. The decrease is attributable to the closing of an office at one of the Company's subsidiaries and a decrease in load volume from one of the Company's larger customers.




2007 Compared to 2006 (Continued)

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation and commissions in total averaged 83.8% of operating revenue in fiscal 2007 versus 84.3% of operating revenue in fiscal 2006. This is a combined decrease of 0.5% of operating revenue. Purchased transportation decreased 1.2% of operating revenue in fiscal 2007 compared to the same period of time in 2006. This decrease was somewhat offset by in increase in commissions of 0.7% of operating revenues for fiscal 2007 compared to fiscal 2006. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. A factor contributing to the decrease in purchased transportation was the closing of one of the Company's offices that paid out purchased transportation at a higher rate than is customary.

    In 2003, the operation known as Patriot Logistics, Inc. began using employees to staff the terminals rather than independent sales agent. This operation accounted for approximately 21% and 24% of the Company's consolidated operating revenues in 2007 and 2006, respectively.

    Salaries, wages and fringe benefits remained consistent at 6.1% of operating revenue for 2007 compared to the same period of time in 2006.

    Insurance and claims increased in 2007 to 3.2% of operating revenue compared to 2.8% of operating revenue for 2006. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will tend to increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The 0.4% increase in the percentage of operating revenue represented by insurance and claims between 2007 and 2006 can be attributed to the increase of certain operations' insurance premium rates along with additional claims activity. The Company obtains a significant amount of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 6 to consolidated financial statements).

    Other operating expenses remained consistent at 4.2% of operating revenues. While not all operating expenses are directly variable with revenues, the decreased revenue directly impacts several components of operating expenses such as bad debt expense.

    Based on the changes in revenue and expenses discussed above, operating income increased $39,387 from 2006 to 2007. For the year ended December 31, 2007 the Company had operating income of 2.7% of operating revenues compared to 2.6% of operating revenues for the same period of time in 2006.



2007 Compared to 2006 (Continued)

    Interest expense decreased $10,830 in 2007 compared to 2006. This decrease in interest expense is primarily attributable to a decrease in outstanding borrowings. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .75%. At December 31, 2007 the interest rate on this loan was prime less .75% (6.5%).

       Other income includes income from rental property, storage and equipment usage fees. Other income remained consistent at 0.09% of operating revenues for the years ended December 31, 2007 and 2006.

       The Company also recognized minority interest expense of $1.2 million and $1.0 million relating to the minority shareholders' portion of its subsidiaries', Carolina National Transportation, LLC and US1 Logistics, LLC, net income for the years ended December 31, 2007 and 2006, respectively. Carolina National Transportation ,LLC and US1 Logistics LLC are each 60% owned subsidiaries of the Company.

       Federal and state income tax expense increased $107,968 from $260,269 for the year ended December 31, 2006 to $368,237 for the year ended December 31, 2007. The Company has net operating loss carry-forwards of approximately $5.1 million at December 31, 2007. These carry-forwards are available to offset taxable income in future years and although substantially all of these carry-forwards will expire in the years 2008 through 2010. Approximately 50% of the Company's net operating loss carry-forwards expire in 2008.

    As a result of the factors outlined above, net income in 2007 was $2.9 million compared with $3.1 million in 2006.

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

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission expense increase or decrease in proportion to the revenue generated through independent contractors. Purchased transportation and commissions in total averaged 84.3% of operating revenue in fiscal 2006 versus 84.5% of operating revenue in fiscal 2005. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.
In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.



2006 Compared to 2005 (Continued)

    In 2003, the operation known as Patriot Logistics, Inc. began using employees to staff the terminals rather than independent sales agent. This operation accounted for approximately 24% and 27% of the Company's consolidated operating revenues in 2006 and 2005, respectively.

    Insurance and claims decreased in 2006 to 2.8% of operating revenue compared to 3.7% of operating revenue for 2005. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The 0.9% improvement in the percentage of operating revenue represented by insurance and claims between 2006 and 2005 can be attributed to the decrease of certain operations' claim activity for the year ended December 31, 2006. The Company also reduced insurance and claims expense by $400,000 due to a commission received by an insurance subsidiary of the Company for favorable claims experience during 2006. The Company obtains a significant amount of its auto liability and cargo insurance from AIFE, an affiliated entity (see
Note 6 to consolidated financial statements).

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

    Interest expense increased slightly to $0.8 million in 2006 from $0.6 million in 2005. This increase in interest expense is primarily attributable to an increase in interest rates charged on the Company's line of credit. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .50%. At December 31, 2006 the interest rate on this loan was prime less .50% (7.75%). At December 31, 2005 the Company's interest rate on the credit facility with its lender was at prime less .25% (7.00)

2006 Compared to 2005 (Continued)

    Other income includes income from rental property, storage and equipment usage fees. Other income decreased $0.1 million in 2006 from 2005. This decrease was due primarily to a reduction of rental income in 2006 and the gain on the sale of equipment the Company recognized during the first quarter of 2005 that did not occur in 2006.

    The Company also recognized minority interest expense of $1.0 million and $.35 million relating to the minority shareholders' portion of its subsidiary's, Carolina National Transportation, LLC, net income for the years ended December 31, 2006 and 2005, respectively. The decline in claims experience during 2006, the decrease in management fees and the increase in revenue resulted in an increase of net income for Carolina National
Transportation, LLC.   Carolina National Transportation, LLC, is a 60%
owned subsidiary of the Company.

    As a result of the factors outlined above, net income in 2006 was $3.1 million compared with $4.1 million in 2005.

Liquidity and Capital Resources

    During fiscal 2007, the Company's financial position continued to improve. The Company had shareholders' equity of $16.7 million at December 31, 2007 compared with $11.4 million at December 31, 2006.

    Net cash provided by operating activity increased $1,207,218 from $3,874,335 for the year ended December 31, 2006 to $5,081,553 for the year ended December 31, 2007. Net income for the year ended 2007 provided $2.9 million in cash for operations while earnings related to minority interest provided $1.2 million in cash for operations during the same period of time. This compared to $3.1 million of net income in 2006 with earnings related to minority interest of $1 million for the same period.

    The Company experienced a decrease in accounts receivable for the year ended December 31, 2007 due to decreases in revenues. This decrease in revenues is attributable to the closing of offices at one of the Company's subsidiaries and a decrease in revenues from one of the Company's larger customers that ultimately resulted in decreased load volume within the Company's subsidiaries. The decrease in accounts receivable contributed to the increase in cash provided by operating activities.

    Other receivables used cash for the year ended December 31, 2007 in the amount of $56,506 compared to $221,181 for the same period in 2006.
The largest contributor to this change is due to a commission receivable recorded during 2006 by the Company from its insurance provider due to favorable claims. This commission was received by the Company during 2007. The remaining change is due to decreases in other receivables related to the daily operations of the Company.

    Prepaid expenses used $256,513 of the Company's operating cash for the year ended December 31, 2007 compared to $718,487 for the year ended December 31, 2006. This decrease in cash usage during 2007 is the result of a reduction in prepaid insurance from 2006. During 2006, one of the Company's subsidiaries paid for insurance coverage based on a number of units thus resulting in prepaid insurance. After this policy expired this subsidiary had coverage where the cost was based on a percentage of operating freight revenue on a monthly basis.


Liquidity and Capital Resources (continued)

    Insurance and claims provided $183,694 in cash for the year ended December 31, 2007 compared to the Company's insurance and claims using cash in the amount of $371,643 for the year ended December 31, 2006. There are several reasons for the increase in insurance and claims payable. New subsidiaries that opened in late 2006 had relatively small revenues as they had not yet begun to produce to their full potential. Since their insurance premiums are based on a percentage of revenue, the insurance payables for 2006 were lower than in 2007 when these same offices had begun to produce toward management's expectations. In addition, the Company's claims payable increased for the year ended December 31, 2007 versus December
31, 2006.

    Net cash used in investing activities was $345,079 for the year ended December 31, 2007 compared to $281,177 for the year ended December 31, 2006. Net cash used in investing activities increased primarily due to the purchase of fixed assets.

    Net cash used in financing activities increased $1,143,316 from $3,593,158 for the year ended December 31, 2006 to $4,736,474 for the year ended December 31, 2007. For the year ended December 31, 2007, net repayments under the line of credit were $2,017,627, compared to $3,572,574 for 2006. For the year ended December 31, 2007, the Company distributed $1,766,334 to minority shareholders of the Company's majority owned subsidiaries, Carolina National Transportation, LLC. and US1 Logistics,
LLC whereas no such distributions were made in 2006. In addition, during 2007 the Company utilized $952,513 to repurchase 595,248 shares of its common stock whereas no such repurchases were made in 2006.

    The Company and its subsidiaries have a $15.0 million line of credit that matures on October 1, 2008. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $13.4 million at December 31, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At December 31, 2007, the interest rate on this line of credit was at prime less .75 (6.50%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2007, the outstanding borrowings on this line of credit were $1.6 million compared with $3.6 million outstanding at December 31, 2006.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At December 31, 2007 and 2006, the Company was in compliance these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at December 31, 2007 and 2006.
Historically the revolving line of credit has been extended prior to maturity.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at December 31, 2007 and 2006.
Liquidity and Capital Resources (continued)

      The Company had convertible notes payable of $3.6 million due to its Chief Executive Officer and Chief Financial Officer as of December 31, 2006 that were converted into 2,668,918 shares of common stock of the company in September 2007.

The following is a table of our contractual obligations and other commercial commitments as of December 31, 2007 (dollars in thousands):

                              Less than                  2-3        4-5      After
                               Total     1 year         Years      Years   5 years
Revolving Line of Credit      $ 1,616     $1,616      $    -    $     -     $   -
Operating Leases                1,346        576          635        135        -
                               ____________________________________________________
Total Contractual Obligations$  2,962     $2,192         $635       $135    $   -

The Company does not have any long-term purchase commitments as of December
31, 2007.

Environmental Liabilities

    Neither the Company nor its subsidiaries is a party to any Super-fund litigation and does not have any known environmental claims against it, except for the one property in Phoenix, Arizona owned by its subsidiary
TC Services, Inc. where soil contamination problems existed or are known to exist currently. The Company has conducted a preliminary evaluation of its potential liability at this site and believes that it has reserved appropriately for remediation of the site or that the fair market value of the property exceeds its net book value by an amount in excess of any remediation cost. There can be no assurance, however, that the cost of remediation would not exceed the expected amounts. The Company continues to monitor soil contamination and may be required to remediate the property in the near future.
Inflation

    Changes in freight rates charged by the Company to their customers are generally reflected in the cost of purchased transportation and commissions paid by the subsidiaries to independent contractors and agents, respectively. Therefore, management believes that future-operating results will be affected primarily by changes in the volume of business. Rising fuel prices are generally offset by a fuel surcharge we pass onto our customers. However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates, cost of purchased transportation, as well as fuel prices may fluctuate, affecting the Company's consolidated profitability.












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

    In December 2007, the FASB issued SFAS No. 141(revised 2007) ("SFAS 141R"), a revision of SFAS 141, "Business Combinations." SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Should they occur, the Company will apply SFAS 141R prospectively to business combinations with an acquisition date on or after the effective date.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and note disclosures.

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us
beginning with the first quarter of 2008.   The Company is currently
evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements and note disclosures.

       In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries.
SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December
15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements.



Off-Balance Sheet Arrangements

    The Company's subsidiaries obtain the majority of their auto liability and cargo insurance from AIFE. For the years ended December 31, 2007, 2006, and 2005, cash paid to AIFE for insurance premiums and deductibles was approximately $6,064,000, $5,366,000, and $4,787,000, respectively. If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2007, 2006, and 2005, respectively. The Company currently accounts for the majority of the premium revenue of AIFE. For fiscal 2007, the subsidiaries of the Company account for approximately 71% of the total premium revenue of AIFE. At December 31, 2007, AIFE had net worth of approximately $11.3 million.

    The Company has no other off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to the impact of interest rate changes. The Company has a $15.0 million line of credit with a variable interest rate, which ranges from prime (7.25% at December 31, 2007) to prime less .75%. At December 31, 2007, the interest rate on this line of credit was at 6.50%. The outstanding balance on this line of credit at December 31, 2007 was $1.6 million. Based on the Company's outstanding borrowings at December 31, 2007, a 1% increase in the prime rate would result in approximately $20,000 of additional interest expense annually.

          On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at December 31, 2007 and 2006.



























Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of US 1 Industries, Inc.
Valparaiso, Indiana

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

As disclosed in note 3 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform to FIN 48, "Accounting for Uncertainty in Income Taxes".

/s/BDO Seidman, LLP
Chicago, Illinois
March 24, 2008






               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2007 AND 2006

ASSETS

                                                       2007	        2006
CURRENT ASSETS:
 Accounts receivable-trade, less
     allowance for doubtful accounts of
    $1,237,000 and $992,000, respectively          $24,992,476  $25,764,263
Other receivables, including receivables due
    from affiliated entities of $357,000 and
    $691,000, respectively                           3,216,146    3,159,640
 Prepaid expenses and other current assets           1,147,193      649,692
 Current deferred tax asset                            717,400      717,400
                                                   ------------  ----------
      Total current assets                          30,073,215   30,290,995

Property and Equipment
   Land,                                               195,347      195,347
   Equipment                                         1,287,873      952,675
   Less accumulated depreciation and amortization     (720,193)    (573,501)
                                                   ------------  ----------
      Net property and equipment                       763,027      574,521
                                                   ------------  ----------
Non-current deferred tax asset                         717,400      717,400
Notes receivable - Long Term                           457,850      594,896
Other assets                                           145,049      386,037
                                                  -------------  -----------
TOTAL ASSETS                                       $32,156,541  $32,563,849
                                                  =============  ===========




The accompanying notes are an integral part of the consolidated financial statements.
















                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2007 AND 2006


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      2007           2006
CURRENT LIABILITIES:
   Revolving line of credit                       $ 1,616,157     $ 3,633,784
   Related party convertible subordinated debt,
     net of Unamortized discount of $312,963
     in 2006                                            -           3,637,037
Accounts payable                                    9,479,981       9,594,681
Other accrued expenses                              1,039,731       1,130,170
   Insurance and claims                             1,691,674       1,507,980
   Accrued compensation                               173,896         127,381
   Accrued interest                                    71,235          32,595
   Fuel and other taxes payable                       854,525         355,853
                                                  -----------     -----------
      Total current liabilities                    14,927,199      20,019,481
                                                 -----------     -----------

MINORITY INTEREST                                     569,047       1,159,542

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 14,838,657 and 12,169,739
    shares issued, respectively.
                                                   46,920,288      42,970,288
   Treasury stock, 595,248 shares and 0 shares,
   respectively                                      (952,513)          -
   Accumulated deficit                            (29,307,480)    (31,585,462)
                                                  -----------     -----------
   Total shareholders' equity                      16,660,295      11,384,826
                                                  -----------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                       $ 32,156,541    $ 32,563,849
                                                 ============    ============

The accompanying notes are an integral part of the consolidated financial statements.








                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005


                                        2007           2006          2005

OPERATING REVENUES                  $184,677,131   $190,975,659   $175,625,278


OPERATING EXPENSES:
   Purchased transportation          132,443,631    139,149,362    131,240,595
   Commissions                        22,406,181     21,865,698     17,242,997
   Insurance and claims                5,816,319      5,324,667      6,531,988
   Litigation Judgment (recovery)          -              -         (1,700,000)
   Salaries, wages, and other         11,281,281     11,699,451     10,442,539
   Other Operating expenses            7,728,613      7,974,762      7,384,480
            Total operating expenses 179,676,025    186,013,940    171,142,599
OPERATING INCOME                       5,001,106      4,961,719      4,482,679

NON OPERATING INCOME (EXPENSE):
    Interest income                        5,153         16,927         60,814
    Interest expense                    (779,539)      (790,369)      (610,785)
    Other income, net                    170,337        163,138        273,186
      Total non operating income
       (expense)                        (604,049)      (610,304)      (276,785)

NET INCOME BEFORE MINORITY INTEREST    4,397,057      4,351,415      4,205,894
    Minority interest                 (1,175,838)      (989,453)       (35,143)

NET INCOME BEFORE INCOME TAXES         3,221,219      3,361,962      4,170,751
    Income tax expense                  (368,237)      (260,269)       (54,203)
NET INCOME AVAILABLE TO COMMON SHARES$ 2,852,982    $ 3,101,693    $ 4,116,548

Basic Net Income Per Common Share         $0.23          $0.25          $0.34


Diluted Net Income Per Common Share       $0.23          $0.25          $0.34


Weighted Average Shares
  Outstanding - Basic                12,679,087     12,169,739     12,018,224

Weighted Average Shares
  Outstanding - Diluted              12,679,087     12,169,739     12,169,739

The accompanying notes are an integral part of the consolidated financial statements.








                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2007, 2006, and 2005



                  Common Stock            Treasury             Accumulated
                      Shares     Amount       Shares  Amounts    Deficit     Total
Balance at
 December 31, 2004       11,618,224  $42,396,639     -        $  -     $(38,803,703)   $3,592,936
Grant of restricted
 common stock                 -          200,000     -           -           -            200,000
Common shares issued
 to employees               400,000          -       -           -           -               -
Net Income                    -              -       -           -        4,116,548     4,116,548
Balance at
 December 31, 2005       12,018,224    42,596,639                       (34,687,155)    7,909,484

Conversion option on
 Subordinated debt     	      -           373,649     -          -           -            373,649
Grant of restricted
 common stock               151,515          -        -          -           -               -

Net income                    -              -        -          -        3,101,693     3,101,693
Balance at
 December 31, 2006       12,169,739    42,970,288     -          -      (31,585,462)   11,384,826

Cumulative effect of
  adoption of FIN 48
                             -              -         -          -        (575,000)     (575,000)
Treasury stock
  repurchase                 -              -     (595,248)  (952,513)        -         (952,513)
Conversion of debt into
  equity                 2,668,918     3,950,000      -          -            -        3,950,000
Net income                   -               -        -     -            2,852,982     2,852,982
Balance at               __________   __________  _________  _________  ___________   __________
 December 31, 2007      14,838,657   $46,920,288  (595,248) $(952,513)$(29,307,480)  $16,660,295


The accompanying notes are an integral part of the consolidated financial statements.














                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007,2006 AND 2005

                                              2007          2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $ 2,852,982   $ 3,101,693  $ 4,116,548
 Adjustments to reconcile net income to net

  cash provided by(used in) operating activities:
    Depreciation and amortization           157,234       134,196      223,286
    Compensation expense resulting from
     restricted stock grant to officers        -             -         200,000
    Provision for bad debt                  696,679     1,085,618    1,031,513
    Amortization of discount on
      convertible note                      312,963        60,686         -
    Minority interest                     1,175,838       989,453       35,143
    Deferred income tax benefit (expense)      -          152,548     (387,348)
    Loss (Gain) on disposal of fixed assets    (661)       52,599     (107,485)
    Changes in operating assets and liabilities:
      Accounts receivable-trade              75,107     1,258,201   (7,088,536)
      Other receivables                     (56,506)     (221,181)    (980,932)
      Notes receivable                      137,046      (594,896)        -
      Prepaid expenses and other current
       assets                              (256,513)     (718,487)      (6,712)
      Accounts payable                     (114,698)     (962,722)   2,464,739
      Accrued expenses                      (90,439)       98,797      205,958
      Insurance and claims                  183,694      (371,643)     537,768
      Accrued interest                       38,640        20,244      (61,283)
      Accrued compensation                   46,515      (132,220)     (37,080)
      Fuel and other taxes payable          (76,328)      (78,551)     338,937
      Accrued legal                            -             -      (2,083,333)
       Net cash provided by (used in) operating
          activities                      5,081,553     3,874,335   (1,598,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                (369,079)     (298,506)    (145,701)
  Proceeds from sale of fixed assets         24,000        17,329      291,520
        Net cash (used in) provided by investing
         activities                        (345,079)     (281,177)     145,819

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings
   under line of credit                  (2,017,627)   (3,572,574)   1,692,998
  Repayments of shareholder loans              -          (20,584)    (120,000)
  Repurchase of treasury stock             (952,513)         -            -
  Distribution to minority interest      (1,766,334)         -        (120,000)
         Net cash (used in) provided by
         financing activities            (4,736,474)   (3,593,158)   1,452,998

NET CHANGE IN CASH                             -             -            -
CASH, BEGINNING OF YEAR                        -             -            -
CASH, END OF YEAR                         $    -         $   -        $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
  Cash paid during year for interest      $427,936      $770,125     $672,068

    In November 2006, the long-term shareholder debt including accrued interest of $1.2 million, was exchanged for new notes payable with revised terms, which included a conversion option. In September 2007, the total notes payable balance of $3,950,000 was converted into common stock when the holders exercised the conversion feature of this debt, and the Company issued
2,668,918 shares of its common stock to the holders.

The accompanying notes are an integral part of the consolidated financial statements.
















































                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


1. OPERATIONS

US1 Industries, Inc.(the Company), through its subsidiaries, is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. No one agent accounted for more than 10% of the Company's operating revenue for the years ended December 31, 2007, 2006 and 2005. The Company shipped freight for approximately 1,000 customers in 2007, none of which accounted for more than 10% of the Company's revenues.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2005 and 2006 financial statements to conform with the 2007 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

   Fair Value of Financial Instruments-The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of outstanding borrowings approximates fair value as a variable interest rate is charged on the outstanding balance.

    Allowance for Doubtful Accounts--The subsidiaries record an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on percentages of aged receivables, which are determined based on historical collections experience and an assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

    Revenue Recognition-- Revenue for freight is recognized upon delivery. The Company accounts for its revenue on a gross basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows guidance of EITF 99-19 and records revenues at the gross amount billed to customers because the Company
(1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

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

    Earnings Per Common Share ("FASB No. 128") --The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement required presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all dilutive common stock equivalents.

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

Recent Accounting Pronouncements

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








                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    In December 2007, the FASB issued SFAS No. 141(revised 2007)
("SFAS 141R"), a revision of SFAS 141, "Business Combinations. "  SFAS
141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests.
SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Should they occur, the Company will apply SFAS 141R prospectively to business combinations with an acquisition date on or after the effective date.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements. " SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and note disclosures.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value
Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements and note disclosures.

    In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No.
51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December
15, 2008.

    The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements.











                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 4. EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") in accordance with FASB No. 128. Following is the reconciliation of the numerators and denominators of the basic and diluted EPS.

                                           2007          2006         2005
                                          ______        ______       ______
Numerator
Net income available to common shareholders
      for basic EPS                     $ 2,852,982   $ 3,101,693  $  4,116,548

Interest expense and discount on
 convertible debt (1)                          -            -             -

Net income available to common             2,852,982     3,101,693    4,116,548
    shareholder for diluted EPS

Denominator

Weighted average common shares
    outstanding for basic EPS             12,679,087    12,169,739   12,018,224

      Effect of diluted securities
      Unvested restricted stock granted
      to employees                     	          -            -        151,515

      Weighted average shares outstanding
      for diluted EPS (1)              	   12,679,087    12,169,739  12,169,739

(1) Common stock equivalents for convertible debt for all years presented were excluded from weighted-average common shares outstanding for diluted EPS because the effect would be anti-dilutive. This debt was converted into 2,668,918 shares in 2007.

5. NOTES RECEIVABLE

    The Company makes advances under notes receivable to certain agents and owner operators in the normal course of its business. These notes bear interest at rates ranging from 9.5% to 17% with weekly payments ranging from approximately $100 - $10,000. Maturity on these notes receivable ranges from January 2008 through July 2011. The balance of these notes was approximately $1,027,000 and $981,000 at December 31, 2007 and December 31, 2006, respectively.

    One of the larger notes receivable relates to an advance made to an agent of the Company. Initially this advance was for $500,000, repayable in monthly installments of $8,333, or by credit issued in the same amount against the loan based on an agreement for continued services by the agent to the Company with the final payment due in June 2011. The balance of this note receivable was approximately $362,000 and $471,000 at December 31, 2007 and December 31, 2006, respectively. The current portion of this note receivable was approximately $100,000 at December 31, 2007 and 2006.


                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. NOTES RECEIVABLE (Continued)

    The remainder of the balance of notes receivable consists of 13 notes resulting from advances to agents and owner operators during the normal course of business. The remaining balance on these notes was approximately $665,000 and $111,000 at December 31, 2007 and December 31, 2006,
respectively. The current portion of these notes receivable was approximately $470,000 and $226,000 at December 31, 2007 and December 31, 2006, respectively.

6. RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Charges related to those services were approximately $67,000, $67,000 and $66,000 in 2007, 2006, and 2005, respectively. Accounts receivable due from entities affiliated through common ownership was $357,000 and $691,000 as of December 31, 2007 and 2006, respectively.

One of the subsidiaries' insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by Mr. Venditti, a director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2007, 2006 and 2005, cash paid to AIFE for insurance premiums and deductibles was approximately $6,064,000, $5,366,000, and $4,787,000, respectively, as of December 31, 2007 and 2006.

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2007. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2007, 2006 and 2005.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2007. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2007, the Company through its subsidiaries, accounted for approximately 71% of the total premium revenue of AIFE. At December 31, 2007, AIFE had net worth of approximately $11.3 million.

    For the years ended December 31, 2007 and 2006, a subsidiary insurance agency of the Company, recorded commission income of $353,000 and $400,000 related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statement of the company for the years ended December 31, 2007 and 2006, respectively.




              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. RELATED PARTY TRANSACTIONS (Continued)

    In addition, Mr. Kibler, the Chief Executive Officer and a director of the Company, Mr. Antonson, the Chief Financial Officer and a director of the Company, as well as Mr. Venditti, a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $529,000, $579,000, and $300,000 for the years ended December 31, 2007, 2006, and 2005, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

    In 2007 and 2006, the Company paid consulting fees of $33,000 and $19,000, respectively, to Robert Scissors, one of its directors, relating to insurance services.

   The Company had notes payable due to its Chief Executive Officer and Chief Financial Officer that were converted into 2,668,918 shares of common stock of the Company in September 2007. (see Note 9).

7. LEASES

    The Company leases its administrative offices in Indiana from an independent owner under an operating lease expiring on March 31, 2009.

    In addition, the Company's subsidiaries lease office space and land in Mississippi, Texas, Tennessee, South Carolina, Georgia, Missouri, North Carolina, Indiana, California, Arkansas, and Florida under operating leases ranging from one to four years.

    Rent expense under these operating leases was $1,272,000, $1,186,000, and $1,064,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

Future commitments under these operating leases are as follows:

                  2008  $  575,839
                  2009     407,574
                  2010     227,111
                  2011     135,010
                  2012        -
                         __________
                        $1,345,534











                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $15.0 million line of credit that matures on October 1, 2008. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $13.4 million at December 31, 2007. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At December 31, 2007, the interest rate on this line of credit was at prime less .75% (6.50%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $1.5 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2007 and 2006 the outstanding borrowings on this line of credit were $1.6 million and $3.6 million, respectively.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At December 31, 2007 and 2006, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at December 31, 2007 and 2006.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at December 31, 2007 and 2006.

9. CONVERTIBLE SUBORDINATED DEBT

    In November 2006, the long-term debt Payable to the Chief Executive Officer and Chief Financial Officer was exchanged for new notes payable with revised terms. In addition, the unpaid accrued interest of approximately $1.2 million was rolled into the new notes payable balance.
As a result, the principal balance of the new notes payable net of unamortized discount of $0.3 million was approximately $3.6 million as of December 31, 2006. These new notes payable accrued interest at a rate of prime less 1% with interest payable quarterly. These notes payable also had a conversion feature at the option of the holder into common stock of the Company at a conversion price of $1.48 per share. The conversion feature was exercised and the outstanding balance of this debt was converted into 2,668,918 common shares on the maturity date of September 22, 2007.
Interest expense on this related party debt was $207,900, $148,000 and $131,000 in 2007, 2006, and 2005, respectively

    In 2006, based on the guidance under Emerging Issue Task Force Issue 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments", the Company determined the revision of this debt to be a modification of the debt. As a result, the fair value of the conversion option, estimated at $374,000, was reflected as a discount on the debt and accreted as additional interest expense over the term of the debt.


                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10. EQUITY TRANSACTIONS

    (a) In September 2007, the Company's Chief Executive Officer and
Chief Financial Officer elected to exercise the conversion feature on certain convertible debt held by these individuals. As a result, the debt with a principal value of $3,950,000 was converted into 2,668,918 shares of the Company's common stock.

    (b) During 2007, the Company purchased 595,248 shares of its common stock for a total of $952,513. These shares are reflected as treasury stock in the Company's balance sheet and statement of shareholders' equity as of and for the period ended December 31, 2007.

    (c) In December 2005, the Company granted 151,515 shares (75,757 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer based on certain earnings criteria. These shares vested as of January 1, 2006. As a result, the Company incurred $200,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the year ended December 31, 2005. The shares were issued during the first quarter of 2006.

    (d) In March 2003, the Company granted 400,000 shares (200,000 each) of common stock to the Company's Chief Executive Officer and Chief
Financial Officer, subjected to the continued employment of these employees through December 2004. Compensation expense (based on the quoted market price of the Company's stock on the date of grant) totaling $220,000 was recognized in 2003 and 2004. The shares were issued in the first quarter of 2005.

11. INCOME TAXES

The composition of income tax expense (benefit) is as follows:

December 31,                                  2007        2006         2005
____________________________________________________________________________
Current					  $1,683,237 $ 1,337,044  $1,111,203
Deferred				    (295,000)    155,904     553,000
Benefit from operating
 loss carry-forward                       (1,315,000) (1,076,775) (1,057,000)
Adjustment of valuation allowance            295,000    (155,904)   (553,000)
                                         ____________________________________
                                          $  368,237  $  260,269    $ 54,203
                                         ____________________________________










                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. INCOME TAXES (Continued)

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2007, 2006, and 2005:


December 31,                                 2007        2006        2005
_____________________________________________________________________________
Income tax expense at statutory rate     $1,095,214  $1,143,067   $1,418,000
State income tax expense, net of federal    292,835     349,881      246,000
tax benefit
Adjustment of valuation allowance        (1,019,812) (1,232,679)  (1,609,797)
                                        _____________________________________
                                         $  368,237  $  260,269    $  54,203
                                        _____________________________________

    The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Carolina National, LLC and US1 Logistics, LLC the Company's 60% owned subsidiaries file separate federal income tax returns.

Deferred income taxes consist of the following:

           December 31,                               2007           2006
           _______________________________________________________________
           Deferred tax assets
             Accounts receivable reserves         $  474,733     $  366,061
             Insurance accruals                      416,483        230,109
             Net operating losses                  1,734,696      3,049,554
               ____________________________________________________________
           Total deferred tax assets               2,625,912      3,645,724
           Less valuation reserve                 (1,191,112)    (2,210,924)

           ________________________________________________________________
           Total net deferred tax asset            1,434,800      1,434,800

    At December 31, 2007 and 2006, the Company has realized a net deferred tax asset of $1,434,800 as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the uncertainty of realization, a valuation allowance has been maintained for the remaining deferred tax asset at December 31, 2007 and 2006.

    The Company has net operating loss carry-forwards of approximately $5.1 million at December 31, 2007. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2008 through 2010. Approximately 50% of the Company's net operating loss carry forwards expire in 2008.


                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. INCOME TAXES (Continued)
    In June 2006, FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109("FIN 48"), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company's tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording an increase in the liability for uncertain tax positions of $575,000 that was accounted for as a credit to opening retained earnings. The liability for uncertain tax positions at both December 31, 2007 and January 1, 2007 totaled $520,000, exclusive of interest and penalties of $401,000 and $351,000 at December 31, 2007 and January 1, 2007, respectively. This liability is recorded in the Company's balance sheet in other taxes payable. No uncertain tax position reserves were reversed or settled during 2007.
The entire amount of this consolidated liability for uncertain tax positions would affect the Company's effective tax rate upon favorable resolution of the uncertain tax positions. Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the December 31, 2007 liability over the next twelve months.

    The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. In the U.S., all tax years from 2004 through the present are open. In various states and local jurisdictions all tax years from 2000 through the present are open.

    Interest and penalties related to tax positions taken in the Company's tax returns are recorded in income tax expense in the consolidated statements of operations.

12. COMMITMENTS AND CONTINGENCIES

Litigation

    On March 16, 2005, a jury entered a verdict against a subsidiary of the Company, Cam Transport, Inc. ("CAM") in the amount of $1.7 million in a personal injury case relating to an auto accident which occurred on March 22, 2001. As a result, the Company recorded a charge of $1.7 million related to this litigation for the year-ended December 31, 2004. During third quarter of 2005 a settlement was reached in the amount of $750,000. The Company's insurer, American Inter-Fidelity Exchange agreed to pay the full amount of the settlement and as a result the Company recorded recovery on this litigation of $1.7 million for the year ended December 31, 2005.

    On November 4, 2005, Terrell C. Coleman and Willie B. Crocker
("Plaintiffs") filed a putative class action complaint (the "Complaint") in the United State District Court for the Middle District of Florida (the "Court") in Jacksonville, Florida, against Patriot Logistics, Inc. ("Patriot").

    The complaint alleged that certain aspects of Patriot's motor carrier leases with its independent-contractor owner-operators violate certain federal leasing regulations, and sought injunctive relief, an unspecified amount of damages, and attorney' fees. This case was settled for $315,000 in December 2006. The settlement also resulted in Patriot's entering into a new, more detailed independent contractor operating agreement with each of its owner-operators.
                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Other

    In October 2006, the Company and the general manager of Patriot
Logistics, Inc., a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot was extended in 2007 and now terminates in October 2009 or upon a change in control of the Company. The option is immediately exercisable and maybe exercised in whole (not in part) at anytime prior to October 2009. The fair value of this option was determined to be deminimis. In the event the option were exercised, based upon the actual results of Patriot Logistics, our revenue would have declined by $39,255,861 (a decrease of 21.3%) for the year ended December 31, 2007 and $46,356,069 (a decrease of 24.3%) for the year ended December 31, 2006. Patriot Logistics had pre-tax income (loss) of $501,522 and ($280,799) for the years ended December 31, 2007 and 2006, respectively.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                (In thousands, except per share data)
                                                    Net Income
            Operating       Operating     Net        per share
              Revenue          Income     Income    basic & diluted
____________________________________________________________________
     2007
          $184,677        $5,001      $2,853          $0.23
____________________________________________________________________
      Quarters:
 Fourth     44,478         1,272         579           0.05
 Third      46,378         1,278         789           0.06
 Second     47,910         1,673       1,114           0.09
 First      45,911           778         371           0.03
____________________________________________________________________
     2006
          $190,976        $4,961      $3,102          $0.25
____________________________________________________________________
      Quarters:
 Fourth     48,569         2,173       1,384           0.10
 Third      49,505         1,207         706           0.06
 Second     48,327           458         317           0.03
 First      44,575         1,123         695           0.06

2007 Compared to 2006 (Continued)

                             US 1 INDUSTRIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

Schedule II

                              Balance At      Charged to      Write-Offs,
                             Beginning of     Costs and     Retirements &     Balance At
                                 Year         Expenses       Recoveries      End of Year

         Description

Year Ended December 31, 2005

Allowance for Doubtful

 Accounts Receivable          $ 1,023,000   $ 1,032,000     $    690,000    $  1,365,000

Valuation Reserve for
 Deferred Taxes               $20,028,000   $( 1,609,797)(1) $(10,800,551)(2)$ 7,617,652

Year Ended December 31, 2006

Allowance for Doubtful
 Accounts Receivable          $ 1,365,000   $  1,285,000     $ 1,658,000      $  992,000

Valuation Reserve for
 Deferred Taxes               $ 7,617,652   $ (1,232,679)(1) $(4,174,049)(2)  $2,210,924

Year Ended December 31, 2007

Allowance for Doubtful
 Accounts Receivable          $   992,000   $    697,000     $   942,000      $1,237,000

Valuation Reserve for
 Deferred Taxes	              $ 2,210,924   $ (1,019,812)(1) $       -       $ 1,191,112



(1) Includes benefit from utilization of net operating losses and change in deferred taxes.
(2) Amount represents impact of net operating losses which expired unused.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.






Item 9A.	Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures for maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item. 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of March 10, 2008 were as follows

NAME                       AGE          POSITION
----                       ---          --------
Michael E. Kibler           67          President, Chief Executive Officer,
                                        and Director
Harold E. Antonson          68          Chief Financial Officer, Treasurer,
                                        and Director
Lex Venditti                55          Director
Robert I. Scissors          74          Director
Brad James                  52          Director

Name                          Office and Experience
Michael E. Kibler  	      Mr. Kibler is President and Chief Executive
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

Lex Venditti                  Mr. Venditti has served as a director of the
                              Company since 1993.  Mr. Venditti is the
                              General Manager of AIFC, an insurance reciprocal
                              located in Indiana.  Mr. Venditti is also a
                              shareholder of AIFC, the attorney-in-fact of
                              AIFE, an entity that provides auto liability
                              and cargo insurance to the Company.

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

Brad James                    Mr. James is the President of Seagate
                              Transportation Services, Inc. since 1982.  Mr.
                              James  graduated from Bowling Green University
                              with a Bachelors Degree in Business
                              Administration.  He has been in the trucking
                              industry since 1977.  Mr. James was elected a
                              director of the Company in 1999.


There are no family relationships between any director or executive officer of the Company.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to Mr. Kibler, the Chief Executive Officer and Mr. Antonson, the Chief Financial Officer, a copy of which was filed as Exhibit 14.1 to the Company's 2003 Form 10-K.











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

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. During 2007, Mr. Kibler made one late filing and Mr. Antonson made two late filings, otherwise to the Company's knowledge based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

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

    The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2007, 2006 and 2005 to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson, Chief Financial Officer, where applicable. No other executive officer of the Company earned in excess of $100,000.


Summary Compensation Table

                                                 Stock       All Other
Name and Position        Year      Salary       Awards     Compensation   Total
-----------------        ----      ------       -----      ------------   -----
Michael Kibler           2007    $126,593           0              0   $126,593
Chief Executive Officer  2006      93,841           0              0     93,841
                         2005      93,696     100,000 (1)          0    193,696


Harold Antonson          2007    $122,460           0              0   $122,460
Chief Financial Officer  2006      98,071           0              0     98,071
                         2005      57,600     100,000 (1)          0    157,600







Item 11. Executive Compensation (Continued)

Summary Compensation Table (Continued)

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

    In December 2005, the Company granted 151,514 shares (75,757 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer
    based on certain earnings criteria. These shares vested as of   January 1,
    2006. As a result, the Company incurred $200,000 of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the year ended December 31, 2005. The shares were issued in 2006.

Option exercises and option values

    No stock options have been issued to Mr. Michael E. Kibler, Chief Executive Officer or Mr. Harold Antonson, Chief Financial Officer for the years ended December 31, 2007, 2006 or 2005 and they hold no such options as f December 31, 2007.

COMPENSATION OF DIRECTORS

    Directors who are also employees of the Company receive no additional compensation for their services as directors. In 2007 and 2006, the Company paid consulting fees of $33,000 and $19,000, respectively, to Robert Scissors, relating to insurance services. The Company will reimburse its directors for travel expenses and other out-of-pocket costs incurred in connection with the Company's board of directors' meetings. Because the Company has held its board of directors' meeting via teleconference during the past year, no costs have been incurred associated with these meetings.





















DIRECTOR COMPENSATION TABLE

    The following table provides compensation information for the year ended December 31, 2007 for each member of our Board of Directors.

____________________________________________________________________________________________________________
(a)                   (b)      (c)      (d)         (e)             (f)                (g)         (h)
____________________________________________________________________________________________________________
                  Fees Earned                     Non-Equity     Change in
                      Or                       Incentive Plan   Pension Value
                   Paid in    Stock    Option   Compensation        and
Name                 Cash     Awards   Awards                   Nonqualified
                                                                  Deferred
                                                                Compensation       All Other
                  $             $       $          $                              Compensation      Total
                                                                  Earnings             $              $
____________________________________________________________________________________________________________
Brad James            -          -       -          -                 -                -               -
Robert Scissors    $33,000       -       -          -                 -                -            $33,000
Lex Venditti          -          -       -          -                 -                -               -
____________________________________________________________________________________________________________


COMPENSATION COMMITTEE

    The Company does not have a compensation committee.

    The current members of the Board of Directors (Harold Antonson, Brad James, Michael Kibler, Robert Scissors and Lex Venditti) participated in deliberation concerning the Company's executive officer compensation, although the Chief Financial Officer, Harold Antonson and Chief Executive Officer, Michael Kibler abstain from all votes. There are no compensation committee inerlocks.

    The members of the Board reviewed and discussed the compensation discussion and analysis with management and based on the review and discussions, determined that the compensation discussion and analysis be included in the Company's Form 10-K.



















Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

Security Ownership of Management

    The following table sets forth the number and percentage of shares of Common Stock that as of March 9, 2008 are deemed to be beneficially owned by each director of the Company and director nominee, by each executive officer of the Company and by all directors and executive officers of the company as a group

                              Number of Shares of
                              Common Stock
Name and position             Beneficially Owned           Percentage of Class
-----------------             ------------------           -------------------
Harold E. Antonson                   5,129,374 (1)          36.0%
Chief Financial Officer,
Treasurer and Director

Michael E Kibler                     5,004,263 (1)          35.2%
Director, President and
Chief Executive Officer

Brad A. James                          166,981 (2)           1.2%
Director

Robert I. Scissors,                     64,770 (3)             *
Director

Lex L. Venditti                        217,500 (4)           1.5%
Director

                              Number of Shares of
                              Common Stock

Name and position             Beneficially Owned           Percentage of Class
-----------------             ------------------           -------------------

All Directors and Executive Officers 7,998,962              56.2%
* Indicates less than 1% ownership.

(1) Includes shares held by August Investment Partnership, August Investment Corporation, Eastern Refrigerated Transport, Inc., Enterprise Truck Lines, Inc., Seagate Transportation Services, Inc., and American Inter-Fidelity Exchange, of which Messrs. Kibler and Antonson are either directors, partners, or significant shareholders or otherwise share the voting and dispositive authority with respect to these shares.
(2) Includes shares held by Seagate Transportation Services, Inc., of which Mr. James is a director, partner and significant shareholder.
     or significant shareholder.
(3) Includes 11,770 shares held in the Saundra L. Scissors Trust of which Mr. and Mrs. Scissors are joint trustees.
(4) Includes shares held by American Inter-Fidelity Exchange, of which Mr. Venditti is a director and significant shareholder of the attorney-in-fact.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters (continued)

Security Ownership of Certain Beneficial Owners

    The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 9, 2007 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

                              Number of Shares of
Name and Address of           Common Stock                Percentage
Beneficial Owner              Beneficially Owned          of Class
----------------              ------------------          --------
Harold E. Antonson            5,129,374  (1)               36.0%
8400 Louisiana Street
Merrillville, IN 46410

August Investment Partnership 1,150,946                     8.1%
8400 Louisiana Street
Merrillville, IN 46410

Michael Kibler                5,009,263  (1)               35.2%
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


Item 13. Certain Relationships, Related Transactions, and Director Independence

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Charges related to those services were approximately $67,000, $67,000, and $66,000 in 2007, 2006, and 2005 respectively. Accounts receivable due from entities affiliated through common ownership was $357,000 and $691,000 as of December 31, 2007 and 2006, respectively.

    One of the subsidiaries insurance providers, AIFE, is managed by a Director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2007, 2006 and 2005, cash paid to AIFE for insurance premiums and deductibles was approximately $6,064,000, $5,366,000, and $4,787,000, respectively.



Item 13. Certain Relationships, Related Transactions, and Director Independence (Continued)

    The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2007. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2007, 2006 and 2005.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years in the period ended December 31, 2007. The subsidiaries currently account for the majority of the premiums of AIFE. For fiscal 2006, the Company through its subsidiaries accounted for approximately 71% of the total premium revenue of AIFE. At December 31, 2007, AIFE had net worth of approximately $11.3 million.

    For the years ended December 31, 2007 and 2006, a subsidiary insurance agency of the Company has recorded commission income of 353,000 and $400,000 related to premiums with AIFE.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE.
AIFE incurred management fees of approximately $529,000, $579,000, and $300,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

    In 2007 and 2006, the Company paid consulting fees of $33,000 and $19,000, respectively to Robert I. Scissors, one of its directors, relating to insurance services.

    The Company had notes payable due to its Chief Executive Officer and Chief Financial Officer that were converted into 2,668,918 shares of common stock of the Company in September 2007.

The Company's Board of Directors are advised of all related party transactions and review these transactions as deemed appropriate.

    The Company's directors are identified in response to Item 10 above. The Company does not consider any of the directors to be independent.

Item 14. Principal Accountant Fees and Services

    The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP

       		          2007		      2006
Audit Fees (1)		       $175,000	    $150,000
Audit-Related Fees(2)      $	    0	    $      0
Tax Fees(2)            	   $        0	    $      0
All Other Fees(3)	   $        0	    $      0
Total                        $175,000	    $150,000

Item 14. Principal Accountant Fees and Services (Continued)

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


PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements:

          Report of Independent Registered Public Accounting Firm         21

          Consolidated Balance Sheets as of December 31, 2007 and 2006    22-23

          Consolidated Statements of Income for the years ended           24
          December 31, 2007, 2006, and 2005

          Consolidated Statements of Shareholders' Equity                 25
          for the years ended December 31, 2007, 2006, and 2005

          Consolidated Statements of Cash Flows                           26
          for the years ended December 31, 2007, 2006, and 2005

          Notes to Consolidated Financial Statements                      27

(a)(2)    Financial Statement Schedules:

          Schedule of Valuation and Qualifying Accounts 		  37

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

Exhibit 10.4 Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation LLC, Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, TC Services, Inc., Freedom Logistics, LLC, Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, US1 Logistics, LLC, and US 1 Industries, Inc.

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