Form 10-Q
period 2008-03-31
US 1 INDUSTRIES INC
filed 2008-05-14
CIK 351498

FORM 10-Q


                  ________________________________________________


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                QUARTERLY REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2008.

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

Registrant's telephone number, including area code: (219)476-1300
                                                    _______________

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

As of May 8, 2008, there were 14,243,409 shares of registrant's common stock outstanding.










                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    March 31,    December 31,
                                                      2008          2007
                                                   (Unaudited)
CURRENT ASSETS:
Accounts receivable-trade, less allowances
    for doubtful accounts of $1,375,797
    and $1,237,000, respectively                  $25,658,681   $24,992,476
Other receivables, including receivables due
   from affiliated entities of $66,000 and
   $357,000, respectively                           4,434,860     3,784,820
Prepaid expenses and other current assets             456,950       578,519
Current deferred tax asset                            717,400	    717,400
                                                   -----------   ----------
      Total current assets                         31,267,891    30,073,215

Property and Equipment:
   Land                                               195,347       195,347
   Equipment                                        1,279,157     1,287,873
   Less accumulated depreciation and amortization    (695,609)     (720,193)
                                                   -----------   ----------
      Net property and equipment                      778,895       763,027
                                                   -----------  -----------
Non-current deferred tax asset                        717,400  	    717,400
Notes receivable - Long Term                          640,857       457,850
Other Assets                                          145,049       145,049
                                                   -----------  -----------
TOTAL ASSETS                                      $33,550,092   $32,156,541
                                                   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.











                            US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007



LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    March 31,     December 31,
                                                      2008           2007
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 1,783,763    $ 1,616,157
   Accounts payable                               10,240,721      9,479,981
   Other accrued expenses                            912,780      1,039,731
   Insurance and claims                            1,618,925      1,691,674
   Accrued compensation                               58,479        173,896
   Accrued interest                                    7,756         71,235
   Other taxes payable                               748,355        854,525
                                                  -----------   -----------
      Total current liabilities                   15,370,779     14,927,199
                                                 -----------    -----------

MINORITY INTEREST                                    829,288        569,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 14,838,657 shares issued,       46,920,288     46,920,288
    respectively.

Treasury stock, 595,248 shares, respectively        (952,513)      (952,513)
Accumulated deficit                              (28,617,750)   (29,307,480)
                                                 -----------    -----------
   Total shareholders' equity                     17,350,025     16,660,295
                                                 -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 33,550,092   $ 32,156,541
                                                 ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.














                           US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                       MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)



                                              MARCH 31,      MARCH 31,
                                                2008           2007
                                          ______________  ______________
OPERATING REVENUES                         $41,740,278    $ 45,911,460
                                           ------------    ------------
OPERATING EXPENSES:
    Purchased transportation                29,549,377      33,250,137
    Commissions                              5,335,809       5,549,044
    Insurance and claims                     1,335,236       1,661,184
    Salaries, wages, and other               2,789,069       2,758,972
    Other operating expenses                 1,678,741       1,914,586
                                           ------------    ------------
     Total operating expenses               40,688,232      45,133,923
                                           ------------    ------------
OPERATING INCOME                             1,052,046         777,537
                                           ------------    ------------
NON-OPERATING INCOME (EXPENSE):
    Interest income                              3,025          11,868
    Interest expense                           (23,343)       (241,712)
    Other income                                37,235          41,392
                                           ------------    ------------
    Total non-operating income (expense)        16,917        (188,452)
                                           ------------    ------------
NET INCOME BEFORE MINORITY INTEREST        $ 1,068,963    $    589,085
    Minority Interest Expense                  308,242         199,650
                                           ------------    ------------
NET INCOME BEFORE INCOME TAXES             $   760,721    $    389,435
    Income Taxes                                70,991          18,689
                                           ------------    ------------
NET INCOME AVAILABLE TO COMMON SHARES          689,730         370,746
                                           ------------    ------------

Basic and Diluted Net Income
Per Common Share                                $ 0.05          $ 0.03
                                                  ====            ====
WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                         14,243,409      12,169,739
                                           ============   =============








The accompanying notes are an integral part of the consolidated financial statements.

                                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                              FOR THE THREE MONTHS ENDED MARCH 31, 2008





                            Common Stock                Treasury                  Accumulated
                         Shares       Amount       Shares      Amounts       Deficit         Total
                         ___________________       ___________________       ______________________
Balance at
  January 1, 2008      14,838,657   $46,920,288   (595,248)   $(952,513)  $(29,307,480)  16,660,295

Net income for the three
 months ended
 March 31, 2008             -             -           -            -           689,730      689,730

		       _____________________________________________________________________________
Balance,
 March 31, 2008        14,838,657   $46,920,288   (595,248)  $(952,513)   $(28,617,750) $17,350,025
                       _____________________________________________________________________________













The accompanying notes are in integral part of the consolidated financial statements.
















                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)

                                               Three Months Ended March 31,
                                                          2008         2007
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               689,730      370,746
Adjustments to reconcile net income to net
cash (used in) provided by operating activities
  Depreciation and amortization                           39,723       34,982
  Gain on disposal of assets                                -          (1,668)
  Provision for bad debts                                138,422      186,228
  Amortization of discount on convertible note              -         103,400
  Minority interest expense                              308,242      199,650
  Changes in operating assets and liabilities:
    Accounts receivable - trade                         (804,626)  (1,712,427)
    Other receivables                                   (650,040)    (541,021)
    Notes receivable                                    (183,007)     166,171
    Prepaid expenses and other assets                    121,569       93,247
    Accounts payable                                     760,738    2,054,693
    Accrued expenses                                    (126,951)    (268,278)
    Accrued interest                                     (72,749)      49,275
    Insurance and claims                                 (63,479)     158,653
    Accrued compensation                                (115,417)       7,417
    Other taxes payable                                 (106,170)    (166,247)
                                                       ---------    ---------
 Net cash (used in) provided by operating activities     (64,015)     734,821
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                              (58,012)    (194,315)
  Proceeds from sales of fixed assets                      2,421        6,000
                                                        --------    ---------
  Net cash used in investing activities                  (55,591)    (188,315)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on the line of credit                   167,606      413,494
  Distributions to minority interest                     (48,000)    (960,000)
                                                       ---------    ---------
  Net cash provided by (used in) financing activities    119,606     (546,506)
                                                       ---------    ---------
NET CHANGE IN CASH                                          -            -
CASH, BEGINNING OF PERIOD                                   -            -
                                                       ---------    ---------
CASH, END OF PERIOD                                         -            -
                                                       =========    =========

Cash paid for interest                                   $87,000     $ 89,000
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 2008 and the consolidated statements of income, shareholders' equity and cash flows for the three months ended March 31, 2008 and 2007 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2007 financial statements to conform with the 2008 presentation.

3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

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

   In September 2006, the FASB issued SFAS No. 157, "Fair
Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position
157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. There was minimal impact to the Company upon adoption of SFAS No. 157 during the first quarter ended March 31, 2008.




3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT (continued)

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. There was minimal impact to the Company upon adoption of SFAS No. 159 during the first quarter ended March 31, 2008.

    In December 2007, the FASB issued SFAS No.160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

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


                                               Three Months Ended March 31,
Numerator                                           2008          2007
 Net income available to common
      shareholders for basic and diluted EPS     $689,730      $370,746

 Denominator
      Weighted average common shares
      outstanding for basic and diluted EPS(1)  14,243,409    12,169,739

(1) Common stock equivalents for convertible debt for the period ended March 31, 2007, were excluded from weighted-average common shares outstanding for diluted EPS because the effect would be anti-dilutive. This debt was converted into 2,668,918 shares in September 2007.






5. REVENUE RECOGNITION

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

6. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $15.0 million line of credit that was amended on March 25, 2008 extending the maturity date from 2008 to 2010, releasing the personal guaranties of the Company's CFO, Mr. Harold Antonson and the Company's CEO Mr. Michael Kibler and increasing the maximum annual capital expenditures from $150,000 to $300,000. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $13.2 million at March 31, 2008. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At March 31, 2008, the interest rate on this line of credit was at prime less .75% (4.50%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. At March 31, 2008 the outstanding borrowings on this line of credit were $1.8 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At March 31, 2008 and 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2008.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at March 31, 2008.

7. LEGAL PROCEEDINGS AND OTHER

    The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.






Results of Operations

    You should read the following discussion regarding the Company and its subsidiaries along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2008 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2008 and 2007 and in the Company's Form 10-K for its fiscal year ended
December 31, 2007, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended March 31, 2008 and March 31, 2007:

                                                       2008     2007
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           70.8     72.4
    Commissions                                        12.8     12.1
    Insurance and claims                                3.2      3.6
    Salaries, wages and other                           6.7      6.0
    Other operating expenses                            4.0      4.2
                                                     -------   ------
     Total operating expenses                          97.5     98.3
                                                      ------   ------
Operating income                                        2.5      1.7

Item 2. MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

    The Company's operating revenues decreased by $4.2 million to $41.7 million for the three months ended March 31, 2008 from $45.9 million for the same period in 2007. This is a decrease of 9.2%. The decrease is attributable to the closing of an office at one of the Company's subsidiaries and a decrease in load volume from various larger customers of the Company, which we believe to be attributable to the general slowing economy.

Item 2. MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Three months ended March 31, 2008 compared to the three months ended March 31, 2007 (continued)

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. Purchased transportation and commissions in total was 83.6% of operating revenue for the three months ended March 31, 2008 versus 84.5% of operating revenue for the three months ended March 31, 2007. This is a combined decrease of 0.9% of operating revenue. Purchased transportation decreased 1.6% of operating revenue for the three months ended March 31, 2008 compared to the same period of time in 2007. This decrease was somewhat offset by an increase in commissions of 0.7% of operating revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. A factor contributing to the decrease in purchased transportation was the closing of one of the Company's offices that paid out purchased transportation at a higher rate than is customary. The Company also has an office that contracts business. Much of this business is brokered and therefore the percentage of revenue paid out as purchased transportation can vary greatly. In the first quarter of 2008 the percentage that this office paid for purchased transportation was lower than that paid in the first quarter of 2007.

    In 2003, the operation known as Patriot Logistics, Inc. began using employees to staff the terminals rather than independent sales agent. This operation accounted for approximately 19.4% and 20.8% of the Company's consolidated operating revenues for the three months ended March 31, 2008 and 2007, respectively

    Salaries expense is not directly variable with revenue and has increased approximately $30,000 for the three months ended March 31, 2008 compared to the same period of time in 2007. Salaries expense increased 0.7% as a percentage of operating revenue from 6.0% for the three months ended March 31, 2007 to 6.7% for the three months ended March 31, 2008. This increase in salaries expense as a percentage of revenue is more a result of decreases in operating revenues rather than increases in salaries.

    Insurance and claims decreased to 3.2% of revenue for the three months ended March 31, 2008 from 3.6% for the same period of time in 2007. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

Item 2. MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Three months ended March 31, 2008 compared to the three months ended March 31, 2007 (continued)

    Other operating expenses decreased to 4.0% of revenue for the three months ended March 31, 2008 from 4.2% of revenue for the three months ended March 31, 2007. This decrease is attributable to several factors related to one of the Company's subsidiaries. This subsidiary closed one of its offices that operated with higher overhead costs. This subsidiary experienced a decrease in bad debt expense during the first quarter of 2008. This subsidiary also had litigation expense in the first quarter of 2007 with no corresponding expense in the first quarter of 2008.

    Interest expense decreased $218,369 from $241,712 for the three months ended March 31, 2007 compared to $23,343 for the three months ended March 31, 2008. This decrease in interest expense is primarily attributable to a decrease in outstanding borrowings. Another contributing factor to the decrease in interest expense is the decrease in interest rates. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .75%. At March 31, 2008 the interest rate on this loan was prime less .75% (4.50%)

    Other income includes income from rental property, storage and equipment usage fees and other administrative fee income. Other income increased $205,369 primarily related to interest expense discussed above.

    The Company also recognized minority interest expense of $308,242 for the three months ended March 31, 2008 and $199,650 for the three months ended March 31, 2007 relating to the minority shareholders' portion of its majority owned subsidiary's, Carolina National Transportation, LLC and US1 Logistics, LLC,. Carolina National Transportation, LLC and US1 Logistics LLC are each 60% owned subsidiaries of the Company.

    Income taxes expense increased $52,302 from $18,689 for the three months ended March 31, 2008. This expense is attributable primarily to state income taxes. The Company has federal net operating loss carry-forwards of approximately $5.1 million. These carry-forwards are available to offset taxable income in future years. Substantially all of these carry-forwards will expire in the years 2008 through 2010. Approximately 50% of the Company's net operating loss carry-forwards expire in 2008.

    As a result of the factors outlined above, net income for the three months ended March 31, 2008 was $689,730 compared to $370,746 for the three months ended March 31, 2007.








Liquidity and Capital Resources

    During the first quarter of 2008, the Company's financial position continued to improve. The Company had shareholders' equity of $17.4 million at March 31, 2008 compared with $11.2 million at March 31, 2007.

    Net cash used in operating activities decreased ($798,836) from $734,821 for the three months ended March 31, 2007 to ($64,015) for the three months ended March 31, 2008. Working capital needs used cash of $1,240,132 during the three months ended March 31, 2008. This was somewhat offset by net income for the three months ended March 31, 2008 that provided $689,730 in cash from operations. For the three months ended March 31, 2007, working capital needs used cash of $158,517 while net income provided cash for operations of $370,746.

    The Company experienced an increase in accounts receivable for the three months ended march 31, 2008 primarily due to a decrease in cash receipts due to the slower economy and slower collections.

    Other receivables used cash for the three months ended March 31, 2008 in the amount of $650,040 compared to $541,021 for the three months ended March 31, 2007. The largest contributor to this change is an increases in owner operator receivables associated with the daily operations of the Company.

    Accounts payable provided $760,738 in cash for the three months ended March 31, 2008. This increase in accounts payable during the three months ended March 31, 2008 is attributable to increases in trade payables relating to the timing of payments made to owner operators.

    A substantial amount of our operating expenses are variable and as such the decrease in cash received from customers was somewhat offset by a decrease in cash paid for certain expenses that are directly related to operations, including purchased transportation, commissions, and insurance. In addition, there were decreases in cash paid to vendors for other non-variable obligations.

    Net cash used in investing activities decreased primarily due to less capital expenditures in 2008.

    Net cash provided by (used in) financing activities increased $666,112 from ($546,506) for the three months ended March 31, 2007 to $119,606 for the three months ended March 31, 2008. For the three months ended March 31, 2008 net borrowings under the line of credit decreased to $167,606. This was offset by distribution of $48,000 to shareholders of the Company's majority owned subsidiary, Carolina National Transportation, LLC, compared to distributions of $960,000 for the three months ended March 31, 2007.









Liquidity and Capital Resources (continued)

   The Company and its subsidiaries have a $15.0 million line of credit that was amended on March 25, 2008 extending the maturity date from 2008 to 2010, releasing the personal guaranties of the Company's CFO, Mr. Harold Antonson and the Company's CEO Mr. Michael Kibler and increasing the maximum annual capital expenditures from $150,000 to $300,000. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $13.2 million at March 31,2008. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At March 31, 2008, the interest rate on this line of credit was at prime less .75% (4.50). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. At March 31, 2008 the outstanding borrowings on this line of credit were $1.8 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At March 31, 2008 and 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2008.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at March 31, 2008.

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









Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .75% (at March 31, 2008 the rate was 4.50%). The interest rate is based on certain financial covenants and may range from prime to prime less .75%.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at March 31, 2008.

Certain Relationships and Related Transactions.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $66,000 of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2008.

     One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by Mr. Venditti, a director of the Company and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2007, 2006 and 2005, cash paid to AIFE for insurance premiums and deductibles was approximately $6,064,000, $5,366,000, and $4,787,000, respectively.

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for both the three months ended March 31, 2008 and 2007. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the three months ended March 31, 2008 and 2007.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2007 or the three months ended March 31, 2008. The
Company currently account for the majority of the premiums of AIFE.
For fiscal 2007, the Company through its subsidiaries, accounted for approximately 71% of the total premium revenue of AIFE. At December 31, 2007, AIFE had net worth of approximately $11.3 million.

    For the three months ended March 31, 2008, a subsidiary insurance agency of the Company, recorded commission income of $72,000 related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statement of the Company. There were no commissions earned for the three months ended March 31, 2007.

Certain Relationships and Related Transactions (continued)

    In addition, Mr. Kibler, the Chief Executive Officer and a director of the Company, Mr. Antonson, the Chief Financial Officer and a director of the Company, as well as Mr. Venditti, a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $529,000, $579,000, and $300,000 for the years ended December 31, 2007, 2006, and 2005, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company. As of March 31, 2008, there have been no management fees received from AIFE for 2008.

    At March 31, 2008 and 2007, the Company paid consulting fees of $9,000 and $6,000, respectively, to Robert Scissors, one of its directors, relating to insurance services.


Item 4.     Controls and Procedures

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

       There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.








Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a) (1)     List of Exhibits

    The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

Exhibit 10.5 Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National, Transportation LLC, Gulfline Transport Inc.,Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, TC Services,
              Inc., Freedom Logistics, LLC, Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, US1 Logistics, LLC, and US 1 Industries, Inc.

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


May 14, 2008