Form 10-Q
period 2008-06-30
US 1 INDUSTRIES INC
filed 2008-08-12
CIK 351498

FORM 10-Q


              ________________________________________________


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2008.

                      Commission File No.  1-8129.


                          US 1 INDUSTRIES, INC.
              _____________________________________________
          (Exact name of registrant as specified in its charter)


          Indiana                                            95-3585609
________________________                 _____________________________________
(State of Incorporation)                  (I.R.S. Employer Identification No.)



 336 W. US 30,Valparaiso, Indiana                               46385
________________________________________                      __________
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (219)476-1300
                                                   _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "ccelerated filer, large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____Accelerated filer ____Non-accelerated filer _X__ Smaller reporting company ____ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is an accelerated filer (as definedin Rule 12b-2 of the Exchange Act).
Yes ___ No _X_

As of August 7, 2008 there were 14,243,409 shares of registrant's common stock outstanding.



                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS
                                                    June 30,    December 31,
                                                      2008          2007
                                                   (Unaudited)
CURRENT ASSETS:
Cash                                                   48,554         _
Accounts receivable-trade, less allowances for
    doubtful accounts of $1,310,000 and $1,237,000
    respectively                                   29,327,014    24,992,476
Other receivables, including receivables due
   from affiliated entities of $119,000 and
   $357,000, respectively                           4,805,045     3,784,820
Prepaid expenses and other current assets             820,882       578,519
Current deferred tax asset                            717,400	    717,400
                                                   -----------   ----------
      Total current assets                         35,718,895    30,073,215

FIXED ASSETS:
   Land                                               195,347       195,347
   Equipment                                        1,302,697     1,287,873
   Less accumulated depreciation and amortization    (697,095)     (720,193)
                                                   -----------   ----------
      Net fixed assets                                800,949       763,027
                                                   -----------  -----------
Non-current deferred tax asset                        717,400  	    717,400
Notes Receivable - Long Term                        1,211,579       457,850
Other Assets                                          145,049       145,049
                                                   -----------  -----------
TOTAL ASSETS                                      $38,593,872   $32,156,541
                                                   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.











                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007



LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    June 30,     December 31,
                                                      2008           2007
                                                  (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                      $ 4,610,998    $ 1,616,157
   Accounts payable                               11,639,157      9,479,981
   Other accrued expenses                          1,094,037      1,039,731
   Insurance and claims                            1,725,529      1,691,674
   Accrued compensation                               50,078        173,896
   Accrued interest                                    9,516         71,235
   Other taxes payable                               656,540        854,525
                                                 -----------   ------------
      Total current liabilities                   19,785,855     14,927,199
                                                 -----------   ------------

MINORITY INTEREST                                    644,534        569,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 14,838,657 shares issued,       46,920,288     46,920,288
    respectively

   Treasury Stock, 595,248 shares, respectively     (952,513)      (952,513)
   Accumulated deficit                           (27,804,292)   (29,307,480)
                                                 -----------     -----------
   Total shareholders' equity                     18,163,483     16,660,295
                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 38,593,872   $ 32,156,541
                                                 ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.














                            US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                 THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)


                                        Three Months Ended          Six Months Ended
                                        2008           2007          2008        2007

OPERATING REVENUES                $44,946,889    $47,910,105  $ 86,687,167  $93,821,565
                                  -----------     ----------   -----------   ----------
OPERATING EXPENSES:
    Purchased transportation       32,028,878     34,436,341    61,578,255   67,686,478
    Commissions                     5,699,929      5,582,913    11,035,738   11,131,957
    Insurance and claims            1,487,325      1,465,652     2,822,561    3,126,836
    Salaries, wages, and other      2,608,341      2,842,546     5,397,410    5,601,518
    Other operating expenses        1,930,879      1,909,824     3,609,620    3,824,410
                                  -----------     ----------    ----------   ----------
     Total operating expenses      43,755,352     46,237,276    84,443,584   91,371,199
                                  -----------     ----------    ----------   ----------
OPERATING INCOME                    1,191,537      1,672,829     2,243,583    2,450,366
                                  -----------     ----------    ----------   ----------
NON-OPERATION INCOME (EXPENSE)
     Interest income                   20,067          3,237        23,092       15,105
     Interest (expense)               (36,483)      (258,827)      (59,826)    (500,539)
     Other income                      44,041         95,473        81,276      136,865
                                  -----------     ----------    ----------   ----------
    Total non-operating
     income (expense)                  27,625       (160,117)       44,542     (348,569)
                                  -----------     ----------    ----------   ----------
INCOME BEFORE MINORITY INTEREST   $ 1,219,162     $1,512,712    $2,288,125  $ 2,101,797
Minority Interest Expense             335,245        289,149       643,487      488,799
                                  -----------     ----------    ----------   ----------
INCOME BEFORE INCOME TAXES        $   883,917     $1,223,563    $1,644,638  $ 1,612,998
    Income tax expense                 70,459        109,187       141,450      127,876
                                  -----------     ----------    ----------   ----------
NET INCOME AVAILABLE
  TO COMMON SHARES                    813,458      1,114,376     1,503,188    1,485,122
                                  -----------     ----------    ----------   ----------
Basic and Diluted
  Net Income                            $0.06          $0.09         $0.11        $0.12
 Per Common Shares

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC              14,243,409     12,169,187    14,243,409   12,169,187

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED            14,243,409     14,838,106    14,243,409   12,169,187


The accompanying notes are an integral part of the consolidated financial statements.





                                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2008






                       Common Stock                   Treasury                Accumulated
                   Shares         Amount          Shares    Amounts       Deficit        Total
                   ________________________________________________________________________________
Balance at
 January 1, 2008   14,838,657    $46,920,288   (595,248)   $(952,513)   $(29,307,480)   $16,660,295

Net income for the six
 months ended
 June 30, 2008         -               -           -            -          1,503,188      1,503,188
                  __________________________________________________________________________________
Balance,
 June 30, 2008     14,838,657    $46,920,288   (595,248)   $(952,513)   $(27,804,292)   $18,163,483
                  ==================================================================================


The accompanying notes are in integral part of the consolidated financial statements.



























                                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             JUNE 30, 2008 AND JUNE 30, 2007 (UNAUDITED)

                                                     Six Months Ended June 30,
                                                          2008         2007
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             1,503,188    1,485,122
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
  Depreciation and amortization                           81,859       75,332
  Gain on disposal of assets                              (5,308)      (1,668)
  Provision for bad debts                                428,140      353,610
  Amortization of discount on convertible debt              -         210,933
  Minority interest expense                              643,487      488,799
  Changes in operating assets and liabilities:
    Accounts receivable - trade                       (4,762,678)  (3,572,468)
    Other receivables                                 (1,020,225)    (441,960)
    Notes receivable                                    (753,729)     167,170
    Prepaid expenses and other assets                   (242,363)    (378,302)
    Accounts payable                                   2,159,176    2,918,961
    Accrued expenses                                      54,306     (127,586)
    Accrued interest                                     (61,719)      31,379
    Insurance and claims                                  33,855      197,614
    Accrued compensation                                (123,818)     (73,880)
    Fuel and other taxes payable                        (197,985)     (82,856)
                                                       ---------     --------
  Net cash (used in) provided by operating activities (2,263,814)   1,250,200
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                             (125,395)    (240,926)
  Proceeds from sales of fixed assets                     10,922        6,000
                                                        --------    ---------
  Net cash used in investing activities                 (114,473)    (234,926)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the line of credit              2,994,841       41,725
  Purchase of treasury stock                                -            (999)
  Distributions to minority interest                    (568,000)  (1,056,000)
                                                       ---------    ---------
  Net cash provided by (used in) financing activities  2,426,841   (1,015,274)
                                                       ---------    ---------
NET INCREASE IN CASH                                      48,554        -
CASH, BEGINNING OF PERIOD                                   -           -
                                                       ---------    ---------
CASH, END OF PERIOD                                       48,554        -
                                                       =========    =========

Cash paid for interest                                  $121,545     $469,160
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1. BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2008 and the consolidated statements of income, shareholders' equity and cash flows for the three and six month periods ended June 30, 2008 and 2007 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ccounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to the previously reported 2007 financial statement to conform with the 2008 presentation.

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

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. There was minimal impact to the Company upon adoption of SFAS No. 157 during the six months ended June 30, 2008.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. There was minimal impact to the Company upon adoption.

3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT (continued)

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

                                                      Three Months Ended            Six Months Ended

Numerator                                              2008          2007           2008        2007

Net income available to common                      $813,458     $1,114,376     $1,503,188     $1,485,122
     Shareholders for basic EPS

Interest expense on convertible debt                       0         71,398              0              0

Discount amortization on convertible debt                  0        107,600              0              0
                                                    _____________________________________________________
Net income available to common                      $813,458     $1,293,374     $1,503,188     $1,485,122
    Shareholders for diluted EPS

Denominator

Weighted average common shares outstanding
     For basic EPS and diluted EPS (1)            14,243,409     12,169,187     14,243,409     12,169,187

Shares issuable upon conversion of
     Convertible debt                                      0      2,668,919              0              0
                                                  _______________________________________________________
Weighted average common shares outstanding        14,243,409     14,838,106     14,243,409     12,169,187
     For diluted EPS


     (1) Common stock equivalents for convertible debt for the six months ended June 30, 2007, were excluded from weighted-average common shares outstanding for diluted EPS because the effect would be anti-dilutive. For the three months ended June 30, 2007, the converted debt was dilutive. This debt was converted into 2,668,918 shares in September 2007.



5. REVENUE RECOGNITION

    Revenue for freight is recognized upon delivery. The Company bills customers a fuel surcharges which is generally passed through 100% to the owner operators. For this reason, amounts billed to customers as fuel surcharge are not included in the companies freight revenues. The Company accounts for its revenue in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows guidance of EITF 99-19 and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.


6. BANK LINE OF CREDIT

    The Company and its subsidiaries have a $15.0 million line of credit that was amended on March 25, 2008 extending the maturity date from 2008 to 2010, releasing the personal guaranties of the Company's CFO, Mr. Harold Antonson and the Company's CEO Mr. Michael Kibler and increasing the maximum annual capital expenditures from $150,000 to $300,000. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $10.4 million at June 30, 2008. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At June 30, 2008, the interest rate on this line of credit was at prime less .75% (4.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. At June 30, 2008 the outstanding borrowings on this line of credit were $4.6 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At June 30, 2008 and 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at June 30, 2008.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000.
The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at June 30, 2008.

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

    The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June 30, 2008 and 2007 and in the Company's Form 10-K for its fiscal year ended December 31, 2007, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

    Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2008 and June 30, 2007:

                                                       2008     2007
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           71.0     72.1
    Commissions                                        12.7     11.9
    Insurance and claims                                3.3      3.3
    Salaries, wages and other                           6.2      6.0
    Other operating expenses                            4.2      4.1
                                                     -------   ------
     Total operating expenses                          97.4     97.4
                                                      ------   ------
Operating income                                        2.6      2.6


    The Company's operating revenues decreased by $7.1 million to $86.7 million for the six months ended June 30, 2008 from $93.8 million for the same period in 2007. This is an decrease of 7.6%. The decrease is attributable to the closing of an office at one of the Company's subsidiaries and a decrease in load volume from various larger customers of the Company, which we believe to be attributable to the general slowing economy.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Six months ended June 30, 2008 compared to the six months ended June 30, 2007 (continued)

     Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. Purchased transportation and commission together decreased 0.3% from 84.0% as a percentage of revenue for the six months ended June 30, 2007 to 83.7% as a percentage of revenue for the same period of time in 2008. Purchased transportation expense decreased 1.1% as a percentage of operating revenue from 72.1% for the six months ended June 30, 2007 to 71.0% for the six months ended June 30, 2008. This decrease was somewhat offset by the increase in commission expense of 0.8% of operating revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. A factor contributing to the decrease in purchased transportation was the closing of one of the Company's offices that paid out purchased transportation at a higher rate than is customary.

    Salaries expense is not directly variable with revenue and has decreased approximately $200,000 for the six months ended June 30, 2008 compared to the same period of time in 2007. This decrease in salaries expense is attributable to subsidiaries of the Company that have closed offices and restructured the work loads in order to cut costs, as well as, the closing of one of the Company's subsidiaries. Salaries expense increased 0.2% as a percentage of operating revenue from 6.0% for the six months ended June 30, 2007 to 6.2% for the six months ended June 30, 2008.

    Insurance and claims remained consistent at 3.3% of revenue for the six months ended June 30, 2008 and for the same period of time in 2007. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

    Other operating expenses increased to 4.2% of revenue for the six months ended June 30, 2008 from 4.1% of revenue for the six months ended June 30, 2007. While other operating expenses increased as a percentage of revenue, the actual dollar amount decreased to $3,609,620 for the six months ended June 30, 2008 from $3,824,410 for the six months ended June 30, 2007. This decrease is attributable to several factors related to one of the Company's subsidiaries. This subsidiary closed one of its offices that operated with higher overhead costs. As a result of closing this office, the subsidiary has experienced a decrease in bad debt expense, rent expense and travel and lodging for the first six months of 2008. The Company has also experienced a decrease in legal fees resulting from litigation expenses incurred during the first six months of 2007 with no corresponding expense in the first six months of 2008. The decrease was somewhat offset by increased costs associated with outside sources contracted by the Company to accomplish programming goals.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Interest expense decreased $440,713 from $500,539 for the six months ended June 30, 2007 compared to $59,826 for the six months ended June 30, 2008. This decrease in interest expense is primarily attributable to a decrease in outstanding borrowings and the conversion of shareholder debt into common stock during September 2007. Another contributing factor to the decrease in interest expense is the decrease in interest rates. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .75%. At June 30, 2008 the interest rate on this loan was prime less .75% (4.25%)

    Other income includes income from rental property, storage and equipment usage fees and other administrative fee income.

    The Company also recognized minority interest expense of $643,487 for the six months ended June 30, 2008 and $488,799 for the six months ended June 30, 2007 relating to the minority shareholders' portion of its majority owned subsidiary's, Carolina National Transportation, LLC and US1 Logistics, LLC,. Carolina National Transportation, LLC and US1 Logistics LLC are each 60% owned subsidiaries of the Company.

    Income tax expense increased $13,574 to $141,450 for the six months ended June 30, 2008. This expense is attributable primarily to state income taxes. The Company has federal net operating loss carry-forwards of approximately $5.1 million. These carry-forwards are available to offset taxable income in future years. Substantially all of these carry-forwards will expire in the years 2008 through 2010. Approximately 50% of the Company's net operating loss carry-forwards expire in 2008.

    As a result of the factors outlined above, net income for the six months ended June 30, 2008 was $1,503,188 compared to $1,485,122 for the six months ended June 30, 2007

Three months ended June 30, 2008 compared to the three months ended
June 30, 2007.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2008 and June 30, 2007:

                                                       2008     2007
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           71.3     71.9
    Commissions                                        12.7     11.7
    Insurance and claims                                3.3      3.1
    Salaries, wages and fringe benefits                 5.8      5.9
    Other operating expenses                            4.3      4.0
                                                     -------   ------
     Total operating expenses                          97.4     96.6
                                                      ------   ------
Operating income                                        2.6      3.4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    The Company's operating revenues decreased by $3.0 million to $44.9 million for the three months ended June 30, 2008 from $47.9 million for the same period in 2007. This is a decrease of 6.3%. The decrease is attributable to the closing of an office at one of the Company's subsidiaries and a decrease in load volume from various larger customers of the Company, which we believe to be attributable to the general slowing economy.

    Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. Purchased transportation and commissions in total was 84.0% of operating revenue for the three months ended June 30, 2008 versus 83.6% of operating revenue for the three months ended June 30, 2007. This is a combined increase of 0.4% of operating revenue. Purchased transportation decreased 0.6% of operating revenue for the three months ended June 30, 2008 compared to the same period of time in 2007. This decrease was offset by an increase in commissions of 1.0% of operating revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. A factor contributing to the decrease in purchased transportation was the closing of one of the Company's offices that paid out purchased transportation at a higher rate than is customary.

    The Company also has an office that contracts business. Much of this business is brokered and therefore the percentage of revenue paid out as purchased transportation can vary greatly. In the first half of 2008 the percentage that this office paid for purchased transportation was lower than that paid in the first half of 2007.

    Commission expense increased as a percentage of operating revenue from 11.7% for the three months ended June 30, 2007 compared to 12.7% for the three months ended June 30, 2008. The increase in commission was somewhat offset by the decrease in purchased transportation.

    Salaries expense decreased 0.1% as a percentage of operating revenue from 5.9% for the three months ended June 30, 2007 compared to 5.8% for the three months ended June 30, 2008. This reduction in salaries expense can be attributed to two of the Company's subsidiaries restructuring staffing needs, as well as the closing of one of the Companies subsidiaries.

    Insurance and claims increased $21,673 to 3.3% of revenue for the three months ended June 30, 2008 from 3.1% for the same period of time in 2007. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The increase of 0.2% of revenue is primarily related to a decrease in revenue rather than a significant increase in actual insurance and claims expense.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

    Other operating expenses increased to 4.3% of revenue for the three months ended June 30, 2008 from 4.0% of revenue for the three months ended
June 30, 2007. This increase in other operating expenses is the result of two occurrences during 2008 that the Company did not experience in 2007. The Company contracted outside sources to help accomplish programming goals. While the Company utilized this vendor in 2007, the efforts have become aggressive in 2008 and therefore the Company's related costs have increased. Another factor that contributed to the increase was an increase in bad debt expense.

    Interest expense decreased $222,344 from $258,827 for the three months ended June 30, 2007 compared to $36,483 for the three months ended June 30, 2008. This decrease in interest expense is primarily attributable to a decrease in outstanding borrowings and the conversion of shareholder debt into common stock during September 2007. Another contributing factor to the decrease in interest expense is the decrease in interest rates. The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .75%. At June 30, 2008 the interest rate on this loan was prime less .75% (4.25%)

    Other income includes income from rental property, storage and equipment usage fees and other administrative fee income.

    The Company also recognized minority interest expense of $335,245 for the three months ended June 30, 2008 and $289,149 for the three months ended
June 30, 2007 relating to the minority shareholders' portion of its majority owned subsidiary's, Carolina National Transportation, LLC and US1 Logistics, LLC,. Carolina National Transportation, LLC and US1 Logistics LLC are each 60% owned subsidiaries of the Company.

    Income tax expense decreased $38,728 to $70,459 for the three months ended June 30, 2008. This expense is attributable primarily to state income taxes. The Company has federal net operating loss carry-forwards of approximately
$5.1 million. These carry-forwards are available to offset taxable income in future years. Substantiall all of these carry-forwards will expire in the years 2008 through 2010. Approximately 50% of the Company's net operating loss carry-forwards expire in 2008.

    As a result of the factors outlined above, net income for the three months ended June 30, 2008 was $813,458 compared to $1,114,376 for the six months ended June 30, 2007.

Liquidity and Capital Resources

    During the six months ended June 30, 2008, the Company's financial position continued to improve. The Company had shareholders' equity of $18.2 million at June 30, 2008 compared with $16.7 million at December 31, 2007.

    Net cash (used in) provided by operating activities decreased ($3,514,014) from $1,250,200 for the six months ended June 30, 2007 to ($2,263,814) for the six months ended June 30, 2008. Cash provided by operations before working capital needs generated $2.6 million for the period ended June 30, 2008 and 2007. Working capital needs used cash of $4,915,181 during the six months ended June 30, 2008. For the six months ended June 30, 2007, working capital needs used cash of $1,361,928.


Liquidity and Capital Resources (continued)

    The Company experienced an increase in accounts receivable for the six months ended June 30, 2008 primarily due to decreases in cash receipts. This decrease in cash receipts is largely due to a slower economy and slow down in customer payments.

    Other receivables used cash for the six months ended June 30, 2008 in the amount of $1,020,225 compared to $441,960 for the same period in 2007. The largest contributor to this change is an increase in owner operator advances associated with the daily operations of the Company.

    Accounts Payable provided $2,159,177 in cash for the six months ended
June 30, 2008 compared to $2,918,961 for the same period in 2007. This increase in accounts payable during the six months ended June 30, 2008 is attributable to increases in trade payables relating to the timing of payables made to owner operators and due to increases relating to the opening of several new offices.

    Net cash used in investing activities was $114,473 for the six months ended June 30, 2008 compared to $234,926 for the same period in 2007. The net cash used in investing activities is primarily due to the purchase of fixed assets.

    Net cash provided by (used in) financing activities increased $3,442,115 from ($1,015,274) for the six months ended June 30, 2007 to $2,426,841 for the six months ended June 30, 2008. For the six months ended June 30, 2008, net borrowings under the line of credit were $2,994,841, compared to $41,725 for the six months ended June 30, 2007. For the six months end June 30, 2008, the Company distributed $568,000 to minority shareholders of the Company's majority owned subsidiaries, Carolina National Transportation, LLC. and US1 Logistics, LLC compared to $1,056,000 for the six months ended June 30, 2007.

    The Company and its subsidiaries have a $15.0 million line of credit that was amended on March 25, 2008 extending the maturity date from 2008 to 2010, releasing the personal guaranties of the Company's CFO, Mr. Harold Antonson and the Company's CEO Mr. Michael Kibler and increasing the maximum annual capital expenditures from $150,000 to $300,000. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $10.4 million at June 30, 2008. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At June 30, 2008, the interest rate on this line of credit was at prime less .75% (4.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. At June 30, 2008 the outstanding borrowings on this line of credit were $4.6 million.

    This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At June 30, 2008 and 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at June 30, 2008.





Liquidity and Capital Resources (continued)

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at June 30, 2008. Quantitative and Qualitative Disclosures About Market Risk

Inflation

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

Interest Rate Risk

    The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .75% (at June 30, 2008 the rate was 4.25%). The interest rate was based on certain financial covenants and ranged from prime to prime less .75%.

    On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at June 30, 2008.

Certain Relationships and Related Transactions.

    One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

    The Company has approximately $119,000 of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2008.

     One of the Company's insurance providers, American Inter-Fidelity Exchange
(AIFE), is managed by Mr. Venditti, a director of the Company, and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2007, 2006 and 2005, cash paid to AIFE for insurance premiums and deductibles was approximately $6,064,000, $5,366,000, and $4,787,000, respectively.






Certain Relationships and Related Transactions (Continued)

    The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for both the six months ended June 30, 2008 and 2007. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the six months ended June 30, 2008 and 2007.

    If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2007 or the six months ended June 30, 2008. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2007, the Company through its subsidiaries, accounted for approximately 71% of the total premium revenue of AIFE. At December 31, 2007, AIFE had net worth of approximately $11.3 million.

    For the six months ended June 30, 2008, a subsidiary insurance agency of the Company, recorded commission income of $137,000 related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statement of the Company. There were no commissions earned for the six months ended June 30, 2007.

    In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $529,000, $579,000, and $300,000 for the years ended December 31, 2007, 2006, and 2005, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company. As of June 30, 2008, there have been $175,000 in dividends paid by AIFC for 2008.

    At June 30, 2008 and 2007, the Company paid consulting fees of $15,000 and $18,000, respectively, to Robert Scissors, one of its directors, relating to insurance services.


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







Item 4.     Controls and Procedures (Continued)

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. Changes in Internal Control Over Financial Reporting

       There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


August 12, 2008