Form 10-Q
period 2008-09-30
US 1 INDUSTRIES INC
filed 2008-11-13
CIK 351498

FORM 10-Q


  ___________________________________________________________


      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                      QUARTERLY REPORT
            PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended September 30, 2008.

                Commission File No.  1-8129.


                   US 1 INDUSTRIES, INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)


Indiana                                    95-3585609
_______________________       ___________________________________
(State of Incorporation)     (I.R.S. Employer Identification No.)


336 W. US 30,Valparaiso, Indiana	          46385
________________________________________        __________
(Address of principal executive offices)	(Zip Code)


    Registrant's telephone number, including area code: (219)476-1300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No  _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____ Accelerated filer _____
Non-accelerated filer    X     Smaller reporting company_____

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes _____  No   X

As of November 12, 2008 there were 14,243,409 shares of registrant's common stock outstanding.



                         US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007



Part I  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


ASSETS
			                          September 30, 2008 	December 31, 2007
			                              (Unaudited)
CURRENT ASSETS:
  Accounts receivable-trade, less allowances for
   doubtful accounts of  $1,478,000 and $1,237,000,
   respectively                                         $29,153,185           $24,992,476

  Other receivables, including receivables due
   from affiliated entities of $113,000 and $357,000,
   respectively                                           4,337,381             3,784,820
  Prepaid expenses and other current assets               1,071,607               578,519
  Current deferred tax asset                                717,400               717,400
	                                                 __________            __________
          Total current assets                           35,279,573            30,073,215

FIXED ASSETS:
  Land                                                      195,347               195,347
  Equipment                                               1,308,147             1,287,873
  Less accumulated depreciation and amortization           (718,831)             (720,193)
                                                          _________             _________
          Net fixed assets                                  784,663               763,027
                                                          _________             _________
Non-current deferred tax asset                              717,400               717,400
Notes receivable - long term                              1,118,507               457,850
Other assets                                                145,049               145,049
                                                        ___________           ___________
TOTAL ASSETS                                            $38,045,192           $32,156,541

                                                        ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.
















                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007




LIABILITIES AND SHAREHOLDERS' EQUITY
                                                         September 30,        December 31,
                                                             2008                2007
                                                         (Unaudited)
CURRENT LIABILITIES:
   Revolving line of credit                               $ 3,803,860         $ 1,616,157
   Accounts payable                                        10,628,419           9,479,981
   Other accrued expenses                                   1,054,596           1,039,731
   Insurance and claims                                     2,016,131           1,691,674
   Accrued compensation                                        27,436             173,896
   Accrued interest                                            14,037              71,235
   Other taxes payable                                        590,564             854,525
                                                           -----------       ------------
      Total current liabilities                            18,135,043          14,927,199
                                                           -----------       ------------

MINORITY INTEREST                                             774,143             569,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, authorized 20,000,000 shares;
    no par value; 14,838,657 shares issued,               46,920,288          46,920,288
    respectively

   Treasury Stock, 595,248 shares, respectively             (952,513)           (952,513)
   Accumulated deficit                                   (26,831,769)        (29,307,480)
                                                         -----------         -----------
   Total shareholders' equity                             19,136,006          16,660,295
                                                         -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 38,045,192        $ 32,156,541
                                                         ===========        ============


The accompanying notes are an integral part of the consolidated financial statements.
















                           US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)



                                        Three Months Ended          Nine Months Ended
                                        2008           2007          2008        2007

OPERATING REVENUES                $46,060,907    $46,378,369  $132,748,074  $140,199,933
                                  -----------     ----------   -----------   ----------
OPERATING EXPENSES:
    Purchased transportation       32,642,587     33,233,966    94,220,842   100,920,444
    Commissions                     6,192,030      5,735,333    17,227,768    16,867,290
    Insurance and claims            1,482,117      1,275,196     4,304,678     4,402,032
    Salaries, wages, and other      2,369,704      2,786,070     7,767,114     8,387,589
    Other operating expenses        1,889,574      1,832,162     5,499,194     5,656,572
                                  -----------     ----------    ----------    ----------
     Total operating expenses      44,576,012     44,862,727    129,019,596  136,233,927
                                  -----------     ----------    ----------    ----------
OPERATING INCOME                    1,484,895      1,515,642     3,728,478     3,966,006
                                  -----------     ----------    ----------    ----------
NON-OPERATION INCOME (EXPENSE)
    Interest income                     __             __            20,891        2,467
    Interest (expense)                (51,057)      (243,460)      (108,682)    (731,361)
    Other income                       48,188        (13,792)       129,464      123,078
                                  -----------     ----------    ----------    ----------
     Total non-operating
    income (expense)                   (2,869)      (257,252)       41,673      (605,816)
                                  -----------     ----------    ----------   ----------
INCOME BEFORE MINORITY INTEREST   $ 1,482,026     $1,258,390    $3,770,151   $ 3,360,190
Minority Interest Expense             389,907        410,650     1,033,394       899,450
                                  -----------     ----------    ----------    ----------
INCOME BEFORE INCOME TAXES        $ 1,092,119     $  847,740    $2,736,757   $ 2,460,740
    Income tax expense                119,596         58,680       261,046       186,555
                                  -----------     ----------    ----------    ----------
NET INCOME AVAILABLE
    TO COMMON SHARES                  972,523        789,060     2,457,711   $ 2,274,185
                                  -----------     ----------    ----------    ----------
Basic Net Income			$0.07	       $0.06	     $0.17         $0.19
 Per Common Shares

Diluted Net Income                      $0.07          $0.06         $0.17         $0.17
 Per Common Shares

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC              14,243,409     12,139,393    14,243,409    12,159,512

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED            14,243,409     12,139,393    14,243,409    13,048,770


The accompanying notes are an integral part of the consolidated financial statements.




                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008



                            Common Stock                   Treasury                Accumulated
                        Shares         Amount          Shares    Amounts       Deficit        Total
                       ________________________________________________________________________________
Balance at
 January 1, 2008        14,838,657    $46,920,288   (595,248)   $(952,513)   $(29,307,480)   $16,660,295

Net income for the nine
 months ended
 September 30, 2008         -               -           -            -          2,475,711      2,475,711
                      __________________________________________________________________________________
Balance,
 September 30, 2008     14,838,657    $46,920,288   (595,248)   $(952,513)   $(26,831,769)   $19,136,006
                      ==================================================================================




The accompanying notes are in integral part of the consolidated financial statements.


































                              US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                              2008                  2007
                                                          (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                2,475,711             2,274,185
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
  Depreciation and amortization                             123,596               114,087
  Gain on disposal of assets                                (16,309)                 (662)
  Provision for bad debts                                   648,401               480,045
  Amortization of discount on convertible debt                 -                  312,963
  Minority interest expense                               1,033,394               899,450
  Changes in operating assets and liabilities:
    Accounts receivable - trade                          (4,809,110)           (3,373,953)
    Other receivables                                      (552,561)             (378,010)
    Notes receivable                                       (660,657)             ( 54,385)
    Prepaid expenses and other assets                      (493,088)             (295,401)
    Accounts payable                                      1,148,438             3,389,019
    Accrued expenses                                         14,865              (267,476)
    Accrued interest                                        (57,198)               51,885
    Insurance and claims                                    324,457               299,032
    Accrued compensation                                   (146,460)              (95,965)
    Fuel and other taxes payable                           (263,961)             (176,342)
                                                          ---------              --------
  Net cash (used in) provided by operating activities    (1,230,481)            3,178,472
                                                          ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                (150,845)             (285,894)
  Proceeds from sales of fixed assets                        21,922                24,000
                                                           --------             ---------
  Net cash used in investing activities                    (128,923)             (261,894)
                                                           --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under the line of credit    2,187,703              (728,065)
  Purchase of treasury stock                                   -                 (952,513)
  Distributions to minority interest                       (828,298)           (1,236,000)
                                                          ---------             ---------
  Net cash provided by (used in) financing activities     1,359,405            (2,916,578)
                                                          ---------             ---------
CHANGE IN CASH                                                 _                     _
CASH, BEGINNING OF PERIOD                                      _                     _
                                                          ---------             ---------
CASH, END OF PERIOD                                            _                     _
                                                          =========             =========

Cash paid for interest                                     $165,880              $366,513
                                                          =========             =========

The accompanying notes are an integral part of the consolidated financial statements.





                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007



1. BASIS OF PRESENTATION

       The accompanying consolidated balance sheet as of September 30, 2008 and the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2008 and 2007 and the statement of shareholders' equity for the nine months ended September 30, 2008 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries' ("the Company") audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full year.

2. RECLASSIFICATIONS

       Certain reclassifications have been made to the previously reported 2007 financial statement to conform with the 2008 presentation.

3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

       In December 2007, the FASB issued SFAS No. 141 (revised 2007)
("SFAS 141R"), a revision of SFAS 141, "Business Combinations."  SFAS
141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Should they occur, the Company will apply SFAS 141R prospectively to business combinations with an acquisition date on or after the effective date.

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. There will be minimal impact to the Company upon adoption of SFAS No. 157 during the nine months ended September 30, 2008.

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

                                                      Three Months Ended            Nine Months Ended
Numerator                                              2008          2007           2008        2007

Net income available to common                      $972,523     $789,060      $2,475,711     $2,274,185
     Shareholders for basic EPS

Interest expense on convertible debt                       -            -               -         66,000

Discount amortization on convertible debt                  -            -               -        108,000
                                                    _____________________________________________________
Net income available to common                      $972,523     $789,060      $2,475,711     $2,448,185
    Shareholders for diluted EPS

Denominator

Weighted average common shares outstanding
     For basic EPS and diluted EPS                14,243,409     12,139,393     14,243,409     12,159,512

Shares issuable upon conversion of
     Convertible debt (1)                                  -              -              -        889,258
                                                  _______________________________________________________
Weighted average common shares outstanding        14,243,409     12,139,393     14,243,409     13,048,770
     For diluted EPS

(1)	Common stock equivalents for convertible debt for the three
months ended September 30, 2007, were excluded from weighted-average common shares outstanding for diluted EPS because the effect would be anti-dilutive. For the nine months ended September 30, 2007, the converted debt was dilutive. This debt was converted into 2,668,918 shares in September 2007.


5. REVENUE RECOGNITION

       Revenue for freight is recognized upon delivery. The Company bills customers a fuel surcharge which is generally passed through 100% to the owner operators. For this reason, amounts billed to customers as fuel surcharge are not included in the companies freight revenues. The Company accounts for its revenue in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows guidance of EITF 99-19 and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

6. BANK LINE OF CREDIT

       The Company and its subsidiaries have a $15.0 million line of credit that was amended on March 25, 2008 extending the maturity date from 2008 to 2010, releasing the personal guaranties of the Company's CFO, Mr. Harold Antonson, and the Company's CEO, Mr. Michael Kibler, and increasing the maximum permitted annual capital expenditures from $150,000 to $300,000. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $11.2 million at September 30, 2008. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At September 30, 2008, the interest rate on this line of credit was at prime less .75% (4.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. At September 30, 2008 the outstanding borrowings on this line of credit were $3.8 million.

       This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At September 30, 2008, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at September 30, 2008.

       On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at September 30, 2008.

7. LEGAL PROCEEDINGS

       The Company and its subsidiaries are involved in litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

Results of Operations

       You should read the following discussion regarding the Company and its subsidiaries along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The
Company's actual results, performance and achievements in 2008 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.
       The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2008 and 2007 and in the Company's Form 10-K for its fiscal year ended December 31, 2007, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

       Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The following table sets forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2008 and September 30, 2007:

                                                      2008     2007
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           71.0     72.0
    Commissions                                        13.0     12.0
    Insurance and claims                                3.2      3.1
    Salaries, wages and other                           5.9      6.0
    Other operating expenses                            4.1      4.0
                                                     -------   ------
     Total operating expenses                          97.2     97.1
                                                      ------   ------
Operating income                                        2.8      2.9

       The Company's operating revenues decreased by $7.5 million to $132.7 million for the nine months ended September 30, 2008 from $140.2 million for the same period in 2007. This is a decrease of 5.3%. The decrease is primarily attributable to the closing of an office at one of the Company's subsidiaries and a decrease in load volume from various larger customers of the Company, which we believe is attributable to the general slowing economy.

       Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation typically are expected to remain relatively consistent as a percentage of revenue. Purchased transportation and commission together remained consistent at 84.0% as a percentage of revenue for the nine months ended September 30, 2007 and for the same period of time in 2008. Purchased transportation expense decreased 1.0% as a percentage of operating revenue from 72.0% for the nine months ended September 30, 2007 to 71.0% for the nine months ended September 30, 2008. This decrease was offset by the increase in commission expense of 1.0% of operating revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. A factor contributing to the decrease in purchased transportation was the closing of one of the Company's offices that paid out purchased transportation at a higher rate than is customary. The increase in commission as a percentage of operating revenue is partially due to commissions paid to a manager for increased profitability in 2008.

       Salaries expense is not directly variable with revenue and decreased approximately $620,000 for the nine months ended September 30, 2008 compared to the same period of time in 2007. This decrease in salaries expense is attributable to subsidiaries of the Company that have closed offices and restructured the work loads in order to cut costs, as well as, the closing of one of the Company's subsidiaries. Salaries expense decreased 0.1% as a percentage of operating revenue from 6.0% for the nine months ended September 30, 2007 to 5.9% for the nine months ended September 30, 2008.

       Insurance and claims increased slightly to 3.2% of operating revenue for the nine months ended September 30, 2008 from 3.1% for the same period of time in 2007. While increasing slightly as a percentage of operating revenue, the dollar amount decreased by approximately $97,000. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

       Other operating expenses increased to 4.1% of revenue for the nine months ended September 30, 2008 from 4.0% of revenue for the nine months ended September 30, 2007. While other operating expenses increased as a percentage of revenue, the actual dollar amount decreased by $157,378 for the nine months ended September 30, 2008 compared to $5,656,572 for the nine months ended September 30, 2007. This decrease is attributable to several factors related to one of the Company's subsidiaries. This subsidiary closed one of its offices that operated with higher overhead costs. As a result of closing this office, the subsidiary has experienced a decrease in bad debt expense, rent expense and travel and lodging for the first nine months of 2008. The decrease was somewhat offset by increased costs associated with Information Technology, as well as an increase in bad debt expense in 2008 compared to 2007.

       Interest expense decreased $622,679 from $731,361 for the nine months ended September 30, 2007 to $108,682 for the nine months ended September 30, 2008. This decrease in interest expense is primarily attributable to a decrease in interest rates on the Company's outstanding borrowings and the conversion of shareholder debt into common stock during September 2007.
The rate on the Company's loan with US Bank is currently based on certain financial covenants and may range from prime to prime less .75%. At September 30, 2008 the interest rate on this loan was prime less .75% (4.25%) compared to September 30, 2007 which was at prime less .75% (7.00%).

       Other income includes income from rental property, storage and equipment usage fees and other administrative fee income and remained relatively consistent for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

       The Company also recognized minority interest expense of $1,033,394 for the nine months ended September 30, 2008 and $899,450 for the nine months ended September 30, 2007 relating to the minority shareholders' portion of income generated by our majority owned subsidiaries, Carolina National Transportation, LLC and US1
Logistics, LLC.

       Income tax expense increased $74,491 to $261,046 for the nine months ended September 30, 2008. This expense is attributable primarily to state income taxes. The Company has federal net operating loss carry-forwards of approximately $4.8 million. These carry-forwards are available to offset taxable income in future years. Substantially all of these carry-forwards will expire in the years 2008 through 2010. Approximately 50% of the Company's net operating loss carry-forwards expire in 2008. During 2008, a reversal of the Company's valuation reserve of approximately $950,000 has offset federal income tax expense of approximately the same amount.
The Company has a valuation reserve of approximately $250,000 at September 30, 2008. The Company anticipates an effective tax rate of approximately 39% for 2009.

       As a result of the factors outlined above, net income for the nine months ended September 30, 2008 was $2,475,711 compared to $2,274,185 for the nine months ended September 30, 2007.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended September 30, 2008 and September 30, 2007:

                                                       2008     2007
                                                     ------    ------
Revenue                                               100.0%   100.0%
Operating expenses:
    Purchased transportation                           71.0     71.7
    Commissions                                        13.4     12.4
    Insurance and claims                                3.2      2.7
    Salaries, wages and fringe benefits                 5.1      6.0
    Other operating expenses                            4.1      4.0
                                                      ------   ------
     Total operating expenses                          96.8     96.8
                                                      ------   ------
Operating income                                        3.2      3.2

       The Company's operating revenues decreased by $0.3 million to $46.0 million for the three months ended September 30, 2008 from $46.3 million for the same period in 2007. This is a decrease of 0.7%. The decrease is primarily attributable to the closing of an office at one of the Company's subsidiaries and a decrease in load volume from various larger customers of the Company, which we believe to be attributable to the general slowing economy.

       Purchased transportation and commissions in total were 84.4% of operating revenue for the three months ended September 30, 2008 versus 84.1% of operating revenue for the three months ended September 30, 2007. This is a combined increase of 0.3% of operating revenue. Purchased transportation decreased 0.7% of operating revenue for the three months ended September 30, 2008 compared to the same period of time in 2007. This decrease was more than offset by an increase in commissions of 1.0% of operating revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

       Commission expense increased as a percentage of operating revenue from 12.4% for the three months ended September 30, 2007 compared to 13.4% for the three months ended September 30, 2008. The increase in commission was somewhat offset by the decrease in purchased transportation. The increase in commission as a percentage of operating revenue is partially due to commissions paid to a manager for increased profitability in 2008.



       Salaries expense decreased 0.9% as a percentage of operating revenue from 6.0% for the three months ended September 30, 2007 compared to 5.1% for the three months ended September
30, 2008. This reduction in salaries expense can be attributed to two of the Company's subsidiaries restructuring staffing needs, as well as the closing of one of the Company's subsidiaries.

       Insurance and claims increased $206,921 to 3.2% of revenue for the three months ended September 30, 2008 from 2.7% for the same period of time in 2007. The increase of 0.5% of revenue is largely related to additional claims expense.

       Other operating expenses increased to 4.1% of revenue for the three months ended September 30, 2008 from 4.0% of revenue for the three months ended September 30, 2007. This increase in other operating expenses is largely the result of a moderate increase in bad debt expense.

       Interest expense decreased $192,403 from $243,460 for the three months ended September 30, 2007 compared to $51,057 for the three months ended September 30, 2008. This decrease in interest expense is primarily attributable to a decrease in outstanding borrowings and the conversion of shareholder debt into common stock during September 2007. Another contributing factor to the decrease in interest expense is the decrease in interest rates.

       Other income includes income from rental property, storage and equipment usage fees and other administrative fee income.
Other income increased approximately $62,000 or 0.1% of operating revenue.

       The Company also recognized minority interest expense of $389,907 for the three months ended September 30, 2008 and $410,650 for the three months ended September 30, 2007 relating to the minority shareholders' portion of its majority owned subsidiaries, Carolina National Transportation, LLC and US1
Logistics, LLC.

       Income tax expense increased $60,916 to $119,596 for the three months ended September 30, 2008. For the three months ended September 30, 2008, a reversal of the Company's valuation reserve of approximately $300,000 has offset federal income tax expense of the same amount. The Company has a valuation reserve of approximately $250,000 at September 30, 2008. The Company anticipates an effective tax rate of approximately 39% for 2009.

       As a result of the factors outlined above, net income for the three months ended September 30, 2008 was $972,923 compared to $789,060 for the three months ended September 30, 2007.

Liquidity and Capital Resources

       During the nine months ended September 30, 2008, the Company's financial position continued to improve. The Company had shareholders' equity of $19.1 million at September 30, 2008 compared with $16.7 million at December 31, 2007.








       Net cash (used in) provided by operating activities decreased ($4,408,953) from $3,178,472 for the nine months ended September 30, 2007 to ($1,230,481) for the nine months ended September 30, 2008. Cash provided by operations before working capital needs generated $4.3 million for the period ended September 30, 2008 compared to $4.1 million for the period ended September 30, 2007. Working capital needs used cash of $5,495,275 during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, working capital needs used cash of $901,596.

       The Company experienced an increase in accounts receivable for the nine months ended September 30, 2008 primarily due to increased fuel surcharge billed to customers that are not recognized as operating revenue as discussed in Note 5.

       Other receivables used cash for the nine months ended September 30, 2008 in the amount of $552,561 compared to $378,010 for the same period in 2007. The largest contributor to this change is an increase in owner operator advances associated with the daily operations of the Company.

       Notes receivable used cash for the nine months ended September 30, 2008 in the amount of $660,657 compared to $54,385 for the same period in 2007. This increase is primarily due to notes issued relating to the opening of new offices.

       Accounts Payable provided $1,148,438 in cash for the nine months ended September 30, 2008 compared to $3,389,019 for the same period in 2007. This increase in accounts payable during the nine months ended September 30, 2008 is attributable to increases in trade payables to owner operators. This increase is the result of timing as well as increases in fuel surcharge paid to the owner operators.

       Net cash used in investing activities was $128,923 for the nine months ended September 30, 2008 compared to $261,894 for the same period in 2007. The net cash used in investing activities is primarily due to the purchase of fixed assets.

       Net cash provided by (used in) financing activities increased
$4,275,983 from ($2,916,578) for the nine months ended September 30, 2007 to $1,359,405 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, net borrowings (repayments) under the line of credit were $2,187,703 compared to ($728,065) for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the Company distributed $828,298 to minority shareholders of the Company's majority owned subsidiaries, Carolina National Transportation, LLC and US1 Logistics, LLC compared to $1,236,000 for the nine months ended September 30, 2007.

       The Company and its subsidiaries have a $15.0 million line of credit that was amended on March 25, 2008 extending the maturity date from 2008 to 2010, releasing the personal guaranties of the Company's CFO, Mr. Harold Antonson and the Company's CEO Mr. Michael Kibler and increasing the maximum permitted annual capital expenditures from $150,000 to $300,000. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $11.2 million at September 30, 2008. The interest rate is based upon certain financial covenants and may range from prime to prime less .75%. At September 30, 2008, the interest rate on this line of credit was at prime less .75% (4.25%). The Company's accounts receivable, property, and other assets collateralize advances under the agreement. At September 30, 2008 the outstanding borrowings on this line of credit were $3.8 million.




       This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At September 30, 2008, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at September 30, 2008.

       On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at September 30, 2008.

Certain Relationships and Related Transactions.

       One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

       The Company has approximately $113,000 of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2008.

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

       The Company has an investment in AIFE which is currently accounted for under the cost method as the Company has not historically exercised control over AIFE. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE payable to US1 Industries, Inc. or its subsidiaries for the nine months ended September 30, 2008 and 2007. In the future, the Company's control over AIFE or the structure of AIFE could change, which might require the Company to consolidated AIFE. The Company has not determined what, if any impact a change in its control over AIFE or AIFE's structure and a resulting consolidation of AIFE would have with respect to the market value of the Company, but as of December 31, 2007 AIFE had a recorded surplus of approximately $11.3 million. The Company has had discussions with AIFE management in the past, and may again in the future, regarding a possible change in the organizational structure of AIFE which could result in US1 obtaiing a controlling interest in AIFE, although any changes would require regulatory approval.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2007 or the nine months ended September 30, 2008. The Company currently accounts for the majority of the premiums of AIFE. For fiscal 2007, the Company through its subsidiaries, accounted for approximately 71% of the total premium revenue of AIFE.


       In addition, the Chief Executive Officer and Chief Financial Officer, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $529,000, $579,000, and $300,000 for the years ended December 31, 2007, 2006, and 2005, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company. As of September 30, 2008, there have been $488,516 in dividends paid to those indivivduals by AIFC for 2008. There were no dividends declared by AIFE for the years ended December 31, 2007, 2006 and 2005.

       At September 30, 2008 and 2007, the Company paid consulting fees to Robert Scissors, one of its directors, relating to insurance services.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

       The Company has a revolving line of credit with a bank, which currently bears interest at the prime rate less .75%
(at September 30, 2008 the rate was 4.25%). The interest rate was based on certain financial covenants and ranged from prime to prime less .75%.

       On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement is in the notional amount of $3,000,000. The agreement caps the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at September 30, 2008.

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

       There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


November 13, 2008