Form 10-K
period 2008-12-31
US 1 INDUSTRIES INC
filed 2009-04-14
CIK 351498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                     FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__ EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.  1-8129.
                           ____________________________

                             US 1 INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Indiana			     95-3585609
   _________________________	  __________________________________
   (State of Incorporation)	  I.R.S. Employer Identification No.

     336 W. US Hwy 30, Valparaiso, Indiana		  46385
 __________________________________________		__________
 (Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (219) 476-1300

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class	Name of each exchange on which registered
____________________	_________________________________________
Common Stock, no par value                None


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___ No_X__

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Securities Act.
Yes___ No_X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.  Yes_X__ No___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____




Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, an accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ___             Accelerated filer         ___
Non-accelerated filer   ___             Smaller reporting company _X__
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X__

The aggregate market value of the voting stock held by non-affiliates of the registrant was $10,355,873 (based on the per share closing price on June 30, 2007, the last business day of the Company's second fiscal quarter.) For purposes of the forgoing statement, directors and officers of the registrant have been assumed to be affiliates.

On March 20, 2009, there were 14,243,409 shares of registrant's common stock outstanding.









































                                    TABLE OF CONTENTS

PART I.....................................................................3

	Item 1.	Business...................................................3
	Item 1A.Risk Factors...............................................6
	Item 1B.Unresolved Staff Comments..................................8
	Item 2.	Properties.................................................8
	Item 3.	Legal Proceedings..........................................9
	Item 4. Submission of Matters to a Vote of Security Holders........9

PART II....................................................................

	Item 5.	Market for Registrant's Common Equity, Related Stockholder
                Matters, and Issuer Purchases of  Equity Securities........9
	Item 6.	Selected Financial Data....................................11
	Item 7.	Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................12
	Item 7A.Quantitative and Qualitative Disclosures about Market Risk.20
	Item 8.	Financial Statements and Supplementary Data................21
	Item 9.	Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................39
	Item 9A.Controls and Procedures....................................40
	Item 9B.Other Information..........................................42

PART III...................................................................43

	Item 10.Directors, Executive Officers and Corporate Governance.....43
	Item 11.Executive Compensation.....................................44
	Item 12.Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.................46
	Item 13.Certain Relationships, Related Transactions, and
                Director Independence......................................47
	Item 14.Principal Accountant Fees and Services.....................49

PART IV....................................................................49

	Item 15.Exhibits and Financial Statement Schedules.................49

SIGNATURES.................................................................51



















                                        PART I

Item 1.  Business

       US 1 Industries, Inc., is a holding company that owns subsidiary operating companies,most of which are interstate trucking companies operating in 48 states. For descriptive purposes herein, US 1 Industries, Inc. may hereinafter be referred to, together with its subsidiaries, as "US 1" or the "Company". The Company's business consists principally of truckload operations, for which the Company obtains a significant percentage of its business through independent agents, who then arrange with independent truckers to haul the freight to the desired destinations.

       US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's subsidiaries consist of Antler Transport, Inc., ARL, LLC (60% owned subsidiary), Blue and Grey Brokerage, Inc., Blue and Grey Transport, Inc., Bruin Motor Express, LLC, Cam Transport, Inc., Carolina National Logistics, Inc. (60% owned subsidiary), Carolina National Transportation, LLC, Five Star Transport, LLC, Freedom Logistics, LLC,
Friendly Transport, LLC, Gulf Line Brokerage, Inc., Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Thunderbird
Motor Express, LLC, Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC (60% owned subsidiary). Most of these subsidiaries operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies. The Company's operating subsidiaries generally maintain separate offices, have their own management teams, officers and directors, and are run independently of the parent and each other.

Operations

       The Company, through its subsidiaries, carries virtually all forms of freight transported by truck, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

       The Company, through its subsidiaries, is primarily a non-asset based business, contracting with independent truckers who generally own the trucks they drive and independent agents who own the terminals from which they operate. The Company pays the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors, and the expenses related to the operation of the terminals are the responsibility of the agents. Certain subsidiaries of the Company also subcontract ("broker") freight loads to other unaffiliated transportation companies. Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1's revenues are affected by competition, and the state of the economy and its impact on the customers, and the collections of the Company.



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

       During 2008, the Company utilized the services of approximately 141 agents. No agent has accounted for more than 10% of revenue during 2008, 2007 or 2006. The Company shipped freight for approximately 1,000 customers in 2008, none of which accounted for more than 10% of the Company's revenues.

Independent Contractors

       The independent contractors (persons who own the trucks) used by the Company enter into standard equipment operating agreements. The agreements provide that independent contractors must bear most of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits. These independent contractors are paid 71% to 78% of the charges billed to the customer. The Company requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT. The Company also is required to conduct random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

       At December 31, 2008, the Company, through its subsidiaries, had approximately 131 full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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






Insurance

       US 1's subsidiary trucking companies purchase auto liability insurance coverage of up to $1 million per occurrence with a $5,000 to $50,000 deductible for the operation of the trucks. They also buy cargo insurance coverage of up to $250,000 per occurrence with up to a $50,000 deductible. The companies also purchase commercial general liability insurance with a $2 million combined single limit and no deductible. The current insurance market is volatile with significant rate changes that could adversely affect the cost and availability of coverage. In addition, the insurance coverage that the companies purchase may, given the recent trend toward exorbitant jury verdicts, not be sufficient to cover losses experienced by the companies.

       One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by Lex Venditti, a director of the Company. The Company has an investment of $0.1 million in AIFE. AIFE provides liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2008, 2007 and 2006, cash paid to AIFE for insurance premiums and deductibles was approximately $4.9 million, $6.1 million, and $5.4 million, respectively.

       The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ended December 31, 2008, 2007, and 2006. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2008, 2007 and 2006. During 2008 and 2007, a subsidiary insurance agency of US 1 Industries, Inc. recorded commissions of $0.7 million and $0.4 million, respectively from AIFE. These commissions are recorded as a reduction of insurance expense.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There was no such loss assessment for any of the three years ended December 31, 2008, 2007, and 2006. At December 31, 2008, AIFE had a net worth of approximately $11.2 million, part of which is attributable to other policyholders of AIFE.

       In addition, Michael Kibler, the Chief Executive Officer and a director of the Company, and Harold Antonson, the Chief Financial Officer and a director of the Company, and Mr. Venditti are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

Independent Contractor Status

       From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes.



       Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition in the Internal Revenue Code or the regulations promulgated thereunder. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

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

Regulation

       The Company's trucking subsidiaries, are common and contract motor carrier regulated by the DOT and various state agencies. Among other things, this regulation imposes requirements on the Company with regard to the agreements that it has with owner-operators and the terms of payment to them. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

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

Environmental Regulation

       The Company's subsidiary, TC Services, Inc., owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or exist. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management worked with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. The Arizona environmental authorities indicate that the remedial requirements have been satisfied.


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

Factors That May Affect Future Results and/or Forward-Looking Statements

       Insurance Limits. The Company currently purchases insurance coverage for commercial trucking claims with limits of up to $1.0 million per occurrence. Liability associated with accidents in the trucking industry is severe (sometimes in excess of $1.0 million) and occurrences are unpredictable. If a claim for an amount in excess of $1.0 million was successful, it could have a material adverse effect on US 1 and its subsidiaries, including its results of operations and financial condition.

       Increased severity or frequency of accidents and other claims. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. While the Company generally retains deductibles of under $0.05 million, a material increase in the frequency or severity of accidents or cargo claims, or the unfavorable development of existing claims, could have a material adverse effect through increased insurance costs on US 1 and its subsidiaries, which would adversely affect its results of operations and financial condition.

       Dependence on third-party insurance companies. The cost of insurance coverage for commercial trucking varies dramatically, but is expensive. Further, the ability of US 1 to purchase coverage for losses in excess of $1.0 million is very limited. AIFE is managed by Lex Venditti, a director of the Company. AIFE, in turn, retains some of the risk and reinsures the remainder.

       Dependence on independent commission agents. As noted above in Item 1, "Business," the Company markets its services primarily through independent commission agents. Currently, the Company has a network of 141 agents. During 2008, 36 of these agents generated revenue for US 1 of at least $1.0 million, and one agent generated approximately $11.9 million or 7.0% of US 1's total revenue. The Company competes with motor carriers and other third parties for the services of these independent agents. US 1's contracts with these agents typically are terminable upon 30-days notice by either party and do not restrict the ability of a former agent to compete with US 1 following a termination. The loss of some of the Company's agents or a significant decrease in volume generated by these agents could have a materially adverse effect on US 1, including its results of operations and revenue.







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

       In October 2006, the Company and the general manager of Patriot Logistics, Inc., a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option terminates in October 2009 or upon a change in control of the Company. The option is immediately exercisable and may be exercised in whole (not in part) at anytime prior to October 2009.
The fair value of this option was determined to be deminimis. Patriot Logistics' revenue was $33.1 million for the year ended December 31, 2008 and $39.3 million for the year ended December 31, 2007. Patriot Logistics had pre-tax income of approximately $0.6 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively.

       Disruptions or failures in the Company's computer systems. The Company's information technology systems used in connection with its operations are located in South Bend, IN and Valparaiso, IN. US 1 relies, in the regular course of business, on the proper operation of its information technology systems to link its network of customers, agents and owner operators. These systems in turn are dependent on operation of the Internet. Any significant disruption or failure of these systems could significantly disrupt the Company's operations and impose significant costs on the Company.

       Status of Owner/Operators. From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of owner/operators' classification to employees (from independent contractors) for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or the regulations there under. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice. US 1 and its subsidiaries treat their owner/operators as independent contractors. The classification of owner/operators as independent contractors does require significant analysis of the facts relating to their service to the Company.

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

       Credit Facility and Economic Financial Environment. Our credit facility with US Bank contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of any outstanding indebtedness under our credit agreement, which could have a material adverse effect on our business. Additionally, our credit facility expires in October 2010. If we are unable to extend the credit facility with US Bank or obtain a new credit facility with a new lender, this inability to obtain financing could have a material adverse effect on our business. The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets. There could be a number of follow-on effects from the global financial crisis and resulting economic slowdown on our business, including payment delays by customers and/or customer insolvencies, delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable, and an inability of US Bank to fulfill their funding obligations. Any further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

	Stock Price.  The Company's stock price is affected by a number of factors, including quarterly variations in revenue and operating income, low trading volume, general economic and market conditions.  As a result, the Company's common stock may experience significant fluctuations in market price.

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties

       The Company leases its administrative offices of approximately 7,000 square feet from an independent owner at 336 W. US Hwy 30, Valparaiso, Indiana for $7,000 monthly. Patriot Logistics, Inc. leases a truck terminal in Fort Smith, AK of approximately 13,250 square feet on a month-to-month basis for $2,618 from Fort Smith Property, LLC which is owned by Michael E. Kibler, the President and Chief Executive Officer and a director of the Company, Harold E. Antonson, the Chief Financial Officer, Treasurer and a director of the Company, and Edwis Selph Sr., the terminal manager of Patriot Logistics, Inc.











       In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

								Approximate	Monthly		Lease
Subsidiary				City, State		Square Feet	Rent		Expiration
__________				___________		__________	________	___________
ARL Transport, LLC			Moon Township,PA	33,920		$18,826		October 14, 2025
ARL Transport, LLC			Garland, TX		26,000            6,500		June 30, 2011
ARL Transport, LLC			Houston, TX		39,068           13,478		April 30, 2011
ARL Transport, LLC			Hebron, OH		 1,250	          1,250		October 31, 2009
CAM Transport, Inc.     		Gulfport, MS		 1,130	          1,400		August 31, 2009
Carolina National Transportation, LLC   Mt. Pleasant, SC	 6,280	         10,085		June 30, 2011
Keystone Logistics, Inc. 		South Bend, IN		 4,400	       	  3,463		month to month
Patriot Logistics, Inc.		        Atlanta, GA		49,250       	  1,936		August 31, 2011
Patriot Logistics, Inc.			Charlotte, NC		   500	          2,750		December 31, 2011
Patriot Logistics, Inc.			Dallas, TX		   5.0 acres      3,800		month to month
Patriot Logistics, Inc.			Fontana, CA		 4,000	     	  5,775		April  14, 2009
Patriot Logistics, Inc. 		French Camp, CA		 1,000	          1,200		month to month
Patriot Logistics, Inc.			Ft. Smith, AK		13,250	     	  2,618		month to month
Patriot Logistics, Inc.			Houston, TX		33,000		 10,500		December 31, 2009
Patriot Logistics, Inc.			Irving, TX		 1,440	          1,659		April 7, 2010
Patriot Logistics, Inc.			Jacksonville, FL	 1,000  	  3,745		July 31, 2009
Patriot Logistics, Inc.			Kansas City, MO		   432	          1,500		month to month
Patriot Logistics, Inc.			Laredo, TX		   400	          1,100		month to month
Patriot Logistics, Inc.			Memphis, TN		 4,500	          5,500		July 13, 2011
TC Services, Inc.			Valparaiso, IN		 7,000	          7,000		March 31, 2009
Thunderbird Logistics			Houston, TX		 1,017     	  1,475		August 31, 2009
Thunderbird Logistics			Terrell, TX		 1,700	     	  1,400		month to month
Thunderbird Motor Express		Crown Point, IN		 1,225     	  1,120		June 30, 2010
Transport Leasing, Inc.			Calhoun, GA		   8.4 acres	  7,500		month to month
Transport Leasing, Inc.		        Ft. Smith, AK		   850		    507		month to month
US1 Logistics, Inc. 			St. Augustine, FL	 1,340		  1,841		March 31, 2010


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

Item 4.  Submission of Matters to a Vote of Security Holders

       On November 26, 2008, the Company held an Annual Meeting of Shareholders to elect five (5) directors to constitute the Board of Directors and to approve the reverse/forward/stock split. The nominees for director included
Mr. Harold Antonson, Mr. Brad James, Mr. Michael Kibler, Mr. Robert Scissors, and Mr. Lex Venditti. All of the nominees were elected as directors for US1 Industries, Inc. and will hold their position until the next Annual Meeting and until their successors are elected and qualified.

       The second proposal that the shareholders were asked to vote on was to approve and adopt an amendment to US1's Articles of Incorporation to effect between a one-for-three hundred and one-for-five hundred reverse stock split of all of the US1 Industries outstanding shares of common stock. Immediately after the "Reverse Stock Split", the Company wanted a "Forward Stock Split". This would take all shares less than between three hundred and five hundred shares of common stock that are owned by a shareholder and convert the shares into a cash payment in an amount equal to $.87 per share, and shareholders of a greater amount of shares would receive a cash payment for their fractional shares. As of March 31, 2009, the Company has not executed the approved stock split but expects to complete the stock split shortly.
The results of the votes are as follows:

                           Results of voting -  Director nominees

				    For		 	Withheld
	Mr. Antonson		  9,618,645		1,035,025
	Mr. James		 10,624,781	           28,889
	Mr. Kibler		  9,629,845             1,023,825
	Mr. Scissors	          9,654,245	          999,425
	Mr. Venditti		  9,563,093	        1,090,577

		           Results of voting - Reverse / Forward Split
				    For		 Against	Abstaining
				  9,482,049	1,141,046	  30,575

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

       Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol "USOO."

       As of December 31, 2008, there were approximately 3,036 holders of record of the Company's Common Stock.

       The Company has not paid and, for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock. The Company's current credit agreement prohibits the payment of dividends.




















                                              Equity Compensation Plan Information


						      NUMBER OF SECURITIES TO BE 	WEIGHTED-AVERAGE	NUMBER OF SECURITIES
						      ISSUED UPON EXERCISE OF 	        EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	PLAN CATEGORY				      OUTSTANDING OPTIONS, 		OUTSTANDING OPTIONS	FUTURE ISSUANCE UNDER
						      WARRANTS AND RIGHTS		WARRANTS AND RIGHTS	EQUITY COMPENSATION PLANS
______________________________________________________________________________________________________________________________
  Equity compensation plans approved by security holders:
    Stock Option Plans .................................	   -				 -			   -
  Equity compensation plans not approved by security holders:
    Stock options issued to employees (1)...............	200,000			       $0.80		    Not applicable

	(1) On December 18, 2008, in conjunction with the acquisition of ARL, the Company granted stock options to the CEO and CFO of ARL.  The Company does not have any other equity compensation plans or arrangements.
	(2) The Company does not currently have any active equity compensation plans or arrangements.

        During 2007, the Company purchased 595,248 shares of its common stock for $952,513.  These shares are reflected as treasury stock in the Company's balance sheet and statement of shareholders' equity as of and for the year ended December 31, 2007 and 2008.

        The following table sets forth for the periods indicated the high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

						        High			Low
	2007

	  First Quarter				$	1.97		$	1.35
	  Second Quarter				1.98			1.38
	  Third Quarter					1.90			1.47
	  Fourth Quarter				2.30			1.55

       2008
	  First Quarter				$	1.85		$	1.30
	  Second Quarter				1.59			1.30
	  Third Quarter					1.39			 .84
	  Fourth Quarter				1.20			 .59

Item 6.  Selected Financial Data

       The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been audited by the Company's registered independent certified public accountants, whose report on such consolidated financial statements are included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

					(in thousands, except shares and per share data)
							Fiscal Year Ended December 31
				_______________________________________________________________________________
				2008		2007		2006		2005		2004
STATEMENT OF INCOME DATA:
Operating revenues		$  172,675	$  184,677	$  190,976	$  175,625	$  149,089
Purchased transportation	   121,928	   132,444	   139,149	   131,241	   111,314
Commissions			    21,955	    22,406	    21,866	    17,243	    14,294
Other operating costs and expenses  24,614	    24,826	    24,999	    22,659	    23,425

Operating income		     4,178	     5,001	     4,962	     4,483		56

Interest expense		       159	       780	       790	       611	       466

Minority interest expense	     1,313	     1,176	       989		35		28

Income before income taxes           2,951           3,221           3,362           4,171             101

Income tax (expense) benefit	       107	      (368)	      (260)	       (54)	       (86)

Net income			     3,058	     2,853	     3,102	     4,117		15

Net income per common share
     Basic and Diluted		$     0.21	$     0.23	$     0.25	$     0.34		-

Weighted average shares outstanding:
	Basic			14,243,409	12,679,087	12,169,739	12,018,224	11,618,224
	Diluted			14,243,409	12,679,087	12,169,739	12,169,739	11,964,174
BALANCE SHEET DATA (at end of year):
    Total assets		$     51,004	$  32,157	$   32,563	$   32,290	$   26,120
     Long-term debt, including current
     Portion			      16,744        2,371	     7,271	     9,776	     8,403
     Working capital		       8,811       15,272	    10,272	     9,508	     5,145
      Shareholder's equity	      19,718       16,660	    11,385	     7,909	     3,593

OTHER DATA:
Cash provided by (used in)
operating activities		       1,218	    7,188	     4,071	    (1,599)	      (271)
Cash (used in) provided by
 investing activities		      (2,167)	     (345)	      (281)	       146	       274
Cash provided by (used in)
financing activities		         949	   (6,843)	    (3,790)	     1,453		(3)

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

       The following table set forth the percentage relationships of expense items to operating revenue for the periods indicated:

								Fiscal Years
						2008		2007		2006

Revenue						100.0%		100.0%		100.0%
Operating expense:
     Purchased transportation			  70.6		  71.7		  72.9
     Agent Commissions				  12.7		  12.1		  11.4
     Insurance and claims			   2.9		   3.2 		   2.8
     Salaries, wages and fringe benefits	   6.5             6.1		   6.1
     Other operating expense                       4.9             4.2             4.2
                                                 _______         _______         _______
                Total operating expenses          97.6            97.3            97.4
                                                 _______         _______         _______
Operating income                                   2.4%            2.7%            2.6%

2008 Compared to 2007

       The Company's operating revenues for the 2008 fiscal year were $173 million, a decrease of $12 million, or 6.5%, from operating revenue for the 2007 fiscal year. The decrease is attributable to the closing of an office at one of the Company's subsidiaries and a decrease in load volume from various larger customers of the Company, which we believe is attributable to the general slowing economy.

       Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commissions in total averaged 83.3% of operating revenue in fiscal 2008 versus 83.8% of operating revenue in fiscal 2007. This is a combined decrease of 0.5% of operating revenue. Purchased transportation decreased 1.1% of operating revenue in fiscal 2008 compared to the same period of time in 2007. This decrease was somewhat offset by an increase in commissions of 0.6% of operating revenues for fiscal 2008 compared to fiscal 2007. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. A factor contributing to the decrease in purchased transportation was the closing of one of the Company's offices that paid out purchased transportation at a higher rate than is customary. The increase in commission as a percentage of operating revenue is partially due to commissions paid to a particular manager for increased profitability in 2008.

       One of the Company's subsidiaries uses employees to staff the terminals rather than independent sales agents. As a result, this operation has higher operating expenses relative to revenue than our other operations. This operation accounted for approximately 19% and 21% of the Company's consolidated operating revenues in 2008 and 2007, respectively.

       Salaries expense is not directly variable with revenue. However, salaries expense decreased in dollar amount from $11.3 million for the fiscal year 2007 to $11.2 million for fiscal year 2008. The decrease in salaries expense is attributable to subsidiaries of the Company that have closed offices and restructured the work loads in order to cut costs.

       Insurance and claims decreased in 2008 to 2.9% of operating revenue compared to 3.2% of operating revenue for 2007. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will tend to increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The 0.3% decrease in the percentage of operating revenue represented by insurance and claims between 2008 and 2007 can be attributed to favorable claims experience for the fiscal year 2008. The Company obtains some of its auto liability and cargo insurance from AIFE, an affiliated entity
(see Note 6 to consolidated financial statements).

       Other operating expenses increased to 4.9% as a percentage of operating revenue for the fiscal year 2008 compared to 4.2% as a percentage of operating revenue for fiscal year 2007. While not all operating expenses are directly variable with revenues, the decreased revenue can directly impact several components of operating expenses. During 2008, one of the Company's subsidiaries closed several offices.
As a result of closing these offices, the subsidiary experienced a decrease in rent expense of approximately $0.3 million, and operating supplies and expenses, excluding rent, of approximately $0.2 million. However, the Company incurred additional operating expenses in 2008 in an effort to become Sarbanes Oxley compliant. While some components of operating expenses did decrease, such decreases were more than offset by increases in bad debt expense of approximately $1.1 million, Company wide. The increased bad debt expense is largely due to the closing of certain subsidiaries of the Company that carried accounts receivable the Company deemed uncollectable.

       Based on the changes in revenue and expenses discussed above, operating income decreased $0.8 million from 2007 to 2008. For the year ended December 31, 2008, the Company had operating income of 2.4% of operating revenues compared to 2.7% of operating revenues for 2007.




       Interest expense decreased $0.6 million from $0.8 million for the year ended December 31, 2007 to $0.2 million for the year ended December 31, 2008. This decrease in interest expense is primarily attributable to a decrease in interest rates on the Company's outstanding borrowings and the conversion of approximately $4 million of shareholder debt into common stock during September
2007.   Prior to the December 18, 2008 loan amendment, the interest rate was based upon certain financial covenants and ranged from prime to prime less .75%. Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of December 31, 2008 the interest rate on this line of credit was 4.288%.

       Other income includes income from rental property, storage and equipment usage fees. Other income remained consistent at 0.1% of operating revenues for the years ended December 31, 2008 and 2007.

       The Company also recognized minority interest expense of $1.3 million and $1.2 million relating to the minority shareholders' portion of its subsidiaries', Carolina National Transportation, LLC and US 1 Logistics, LLC, net income for the years ended December 31, 2008 and 2007, respectively. Carolina National Transportation, LLC and US 1 Logistics LLC are each 60% owned subsidiaries of the Company.

        On December 18, 2008, the Company completed its acquisition of a 60% membership interest (the "Membership Interest") in ARL Transport, LLC ("ARL"). Prior to the completion of the transaction, ARL, acquired substantially all of the assets of, and assumed certain liabilities of, ARL, Inc. and Aficionado Transport, Inc. Pursuant to the terms of the Membership Purchase Agreement by and among the Company, ARL, Inc., Aficionado Transport, Inc. and Ronald K. Faherty (the "Agreement"), the Company paid approximately
$1.59 million at closing for the Membership Interest.   ARL also consolidates a
variable interest entity in which ARL is the primary beneficiary and guarantor of certain debt of the related entity. ARL has evaluated its contractual and economic relationships with Stoops Ferry, LLC ("Stoops") in light of FASB Interpretation No. 46R ("FIN 46R"), and has concluded that Stoops is a variable interest entity for purposes of FIN 46R. ARL has also concluded that it is the primary beneficiary of Stoops for purposes of FIN 46R, in that ARL absorbs a majority of Stoops' expected losses and/or, received a majority of Stoops' expected residual returns, as a result of contractual or other financial interests in Stoops. Accordingly, ARL is consolidating the assets, liabilities, equity and financial results of Stoops in the Company's combined financial statements. Stoops had total assets of approximately $0.8 million at December 31, 2008. Total liabilities for Stoops were approximately $1.2 million at December 31, 2008.

       Federal and state income tax expense decreased $0.5 million from $0.4 million for the year ended December 31, 2007 to ($0.1 million) for the year ended December 31, 2008. The Company had net operating loss carry-forwards of approximately $1.6 million as of December 31, 2008. The Company's effective tax rate differed from the statutory rate primarily due to a reduction in the valuation reserve. In fiscal 2009, we expect to recognize an effective tax rate of approximately 39%.

       As a result of the factors outlined above, net income in 2008 was $3.1 million compared with $2.9 million in 2007.





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

       Insurance and claims increased in 2007 to 3.2% of operating revenue compared to 2.8% of operating revenue for 2006. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will tend to increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The 0.4% increase in the percentage of operating revenue represented by insurance and claims between 2007 and 2006 can be attributed to the increase of certain operations' insurance premium rates along with additional claims activity. The Company obtains some of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 6 to consolidated financial statements).

       Other operating expenses remained consistent at 4.2% of operating revenues. While not all operating expenses are directly variable with revenues, the decreased revenue directly impacts several components of operating expenses such as bad debt expense.


       Based on the changes in revenue and expenses discussed above, operating income increased $0.04 million from 2006 to 2007. For the year ended December 31, 2007 the Company had operating income of 2.7% of operating revenues compared to 2.6% of operating revenues for the same period of time in 2006.

       Interest expense decreased $0.01 million in 2007 compared to 2006. This decrease in interest expense is primarily attributable to a decrease in outstanding borrowings. The rate on the Company's loan with US Bank was based on certain financial covenants and may range from prime to prime less ..75%. At December 31, 2007 the interest rate on this loan was prime less ..75% (6.5%).

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

       Federal and state income tax expense increased $0.1 million from $2.6 million for the year ended December 31, 2006 to $0.4 million for the year ended December 31, 2007. The Company had net operating loss carry-forwards of approximately $5.1 million at December 31, 2007. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-forwards will expire in the years 2008 through 2010. Approximately 50% of the Company's net operating loss carry-forwards expire in 2008.

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

       Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, income taxes, valuation of goodwill and intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

       The Company records an allowance for doubtful accounts based on (1) specifically identified amounts that it believes to be un-collectable and (2) an additional allowance based on certain percentages of its aged receivables, which are determined based on historical collection experience and (3) our assessment of the general financial conditions affecting our customer base. At December 31, 2008, the allowance for doubtful accounts was $1.4 million or approximately 4.3% of total trade accounts receivable. If actual collections experience changes, revisions to the Company's allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, US 1 reviews the components of other receivables, consisting primarily of advances to drivers and agents, and writes off specifically identified amounts that it believes to be un-collectable.

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

       AIFE is managed by Lex Venditti, a director of the Company. The Company has an investment of $0.13 million in AIFE. AIFE provides auto liability, property damage, and cargo loss and damage insurance coverage to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2008, 2007 and 2006, cash paid to AIFE for insurance premiums and deductibles was approximately $4.9 million, $6.1 million, and $5.4 million, respectively.

       The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2008. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2008, 2007 and 2006.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2008, 2007, and 2006. At December 31, 2008, AIFE had net worth of approximately $11.2 million, part of which is attributable to other policyholders of AIFE.
       Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. The Company establishes a valuation allowance when it determines it is more likely than not that future tax benefits related to deferred tax assets will not be realized. The Company has no valuation allowance as of December 31, 2008 as it is considered more likely than not that the deferred tax assets will be fully utilized based on our current expectations of future taxable income. At December 31, 2008, the Company has a net deferred tax asset of approximately $2.2 million. We have in the past established valuation allowances. At December 31, 2007, the Company had a valuation allowance of $1.2 million.

       In December 2008, the Company completed the acquisition of a 60% membership interest in ARL, LLC. As a result of this acquisition, the Company has intangible assets of approximately $3.7 million and goodwill of approximately $4.8 million. These are preliminary estimates subject to finalization upon the Company's completion of the valuation of identifiable intangible assets. However, the identifiable intangible asset relates primarily to relationships with established independent agents and is being amortized over its expected life. The Company is required to continually re-evaluate this asset for impairment by comparing the undiscounted cash flows generated by these agent relationships to the carrying value of the related intangible asset. Should the intangible asset be greater than the non-discounted cash flows attributable to these agents, an impairment charge would be recorded for the excess of the carrying value of the intangible asset over the fair value of these agent relationships. The fair value of the agent relationships would be calculated based on the present value of the remaining future cash flows expected to be generated by the related agents.

       Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually on October 1 in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. Goodwill in the amount of $4.8 million was recorded in December 2008 as a result of the acquisition of ARL. The Company is not aware of any circumstances that would require immediate impairment of this new goodwill.

        We are required to review goodwill for impairment at least annually or more frequently if impairment indicators arise. Currently, all goodwill is related to our 60% subsidiary ARL and this subsidiary is determined to be the reporting unit at which the goodwill is evaluated for impairment. The Company's annual impairment assessment date is October 1. As part of the annual impairment, the Company will estimate the fair value of the reporting unit. The determination of fair value is subject to various judgmental assumptions including assumptions about future cash flows and growth rates.
If the ARL reporting unit does not meet our performance expectations, we may be required to record goodwill impairment charges in the future.

     	As of December 31, 2008, our net book value (i.e., shareholders' equity) was approximately $19.7 million, and our market capitalization was approximately $12.1 million. We believe that, when assessing whether an asset impairment may exist, the difference between the net book value and market capitalization as of December 31, 2008 is reasonable when market-based control premiums are applied and in light of the volatility in the equity markets in the latter part of 2008.

Liquidity and Capital Resources

       During fiscal 2008, the Company's financial position continued to improve as shareholders' equity increased by approximately $3.0 million from $16.7 million at December 31, 2007 to $19.7 million at December 31, 2008. However, working capital decreased from $15.0 million at December 31, 2007 to $10.0 million at December 31, 2008, as the Company used its line of credit to fund the acquisition of ARL and to refinance certain liabilities of ARL.

       Net cash provided by operating activity decreased $6.0 million from $7.2 million for the year ended December 31, 2007 to $1.2 million for the year ended December 31, 2008. Cash provided by operations before working capital needs generated $6.2 million for the period ended December 31, 2008 compared to $5.2 million for the period ended December 31, 2007. Working capital needs used cash of $5.0 million during the twelve months ended December 31, 2008. For the twelve months ended December 31, 2007, working capital needs provided cash of $2.0 million.

       The Company experienced an increase in accounts receivable for the year ended December 31, 2008. This increase is largely due to the acquisition of ARL including approximately $9.7 million of accounts receivable that were acquired, offset by a decrease in load volume and a slowing economy.

       Accounts payable used $6.9 million in cash for the year ended December 31, 2008 compared to providing $2.0 million in cash for 2007. This increase year over year is attributable to a decrease in trade payables to owner operators and also paying down the trade payables acquired from ARL. This decrease is the result of timing as well as decreases in fuel surcharge paid to the owner operators.

       Net cash used in investing activities was $2.2 million for the year ended December 31, 2008 compared to $0.3 million for the year ended December 31, 2007. Net cash used in investing activities increased primarily due to the acquisition of ARL.

       Net cash (used in) provided by financing activities was ($6.8) million for the year ended December 31, 2007 compared to $0.95 million for the year ended December 31, 2008. The bank overdraft provided net cash of $2.3 million for the year ended December 31, 2008 compared to using net cash of $2.1 million for the year ended December 31, 2007. For the year ended December 31, 2008, net repayments under the lines of credit were $0.3 million, compared to $2.0 million for 2007. For the year ended December 31, 2008, the Company distributed $1.0 million to the minority shareholders of the Company's majority owned subsidiaries, Carolina National Transportation, LLC. and US1 Logistics, LLC compared to $1.8 million for the same period in 2007 to minority shareholders. In addition, during 2007 the Company utilized $1.0 million to repurchase 595,248 shares of its common stock whereas no such repurchases were made in 2008.

       The Company and its subsidiaries have a $22.0 million line of credit that matures on October 1, 2010. This line of credit was increased on December 18, 2008 from $15.0 million to $22.0 million in conjunction with the ARL acquisition. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $10.7 million at December 31, 2008. Prior to the December 18, 2008 loan amendment, the interest rate was based upon certain financial
covenants and ranged from prime to prime less .75%.    Under the amended line
of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "one month LIBOR" plus 3.35% to a "one month LIBOR" plus 4.35%. As of December 31, 2008, the interest rate on
this line of credit was 4.288%.    The Company's accounts receivable,
property, and other assets collateralize advances under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2008, the outstanding borrowings on this line of credit were $11.3 million compared with $1.6 million outstanding at December 31, 2007.

       This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At December 31, 2008 and 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line of credit agreement is classified as a current liability at December 31, 2008 and 2007.
Historically the revolving line of credit has been extended prior to maturity.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February
2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes.

Environmental Liabilities

       Neither the Company nor its subsidiaries is a party to any Super-fund litigation and does not have any known environmental claims against it. The Company's subsidiary, TC Services, Inc., owns property in Phoenix, Arizona that was formerly leased to Transcon Lines as a terminal facility, where soil contamination problems existed or exist. State environmental authorities notified the Company of potential soil contamination from underground storage tanks, and management worked with the regulatory authorities to implement the required remediation. The underground storage tanks were removed from the Phoenix facility in February 1994. The Arizona environmental authorities indicate that the remedial requirements have been satisfied.

Inflation

       Changes in freight rates charged by the Company to their customers are generally reflected in the cost of purchased transportation and commissions paid by the Company to independent contractors and agents, respectively. Therefore, management believes that future-operating results of the Company will be affected primarily by changes in the volume of business. Rising fuel prices are generally offset by a fuel surcharge the Company passes onto its customers. However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates, cost of purchased transportation, as well as fuel prices may fluctuate, affecting the Company's profitability.




Recently Issued Accounting Standards

       Effective January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $0.6 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to accumulated deficit in accordance with the provisions of this statement.

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

       In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful life of Intangible Assets ("FSP 142-3").
FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142 and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for the Company as of January 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the impact of the adoption of FSP 142-3 to have a material effect on its financial position or results in operations.

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The implementation of SFAS No. 157 did not have any material impact on its consolidated financial condition or results of operations.

       In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No.
51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning
after December 15, 2008.   The provisions of SFAS 160 will be applied
prospectively upon adoption except for the presentation and disclosure
requirements which will be applied retrospectively.   The adoption of SFAS
160 will result in changes in the presentation of the Company's financial position, primarily due to reclassification of minority interest to a component of shareholders' equity.

Off-Balance Sheet Arrangements

       Some of the Company's subsidiaries obtained their auto liability and cargo insurance from AIFE. For the years ended December 31, 2008, 2007, and 2006, cash paid to AIFE for insurance premiums and deductibles was approximately $4.9 million, $6.1 million, and $5.4 million, respectively. If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2008, 2007, and 2006, respectively. The Company currently accounts for the majority of the premium revenue of AIFE. At December 31, 2008, AIFE had net worth of approximately $11.2 million.

       The Company has no other off-balance sheet arrangements that potentially could be material.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

       The Company has a revolving line of credit with U.S. Bank which currently bears interest at the "One Month LIBOR" plus 3.85% (at
December 31, 2008 the interest rate was 4.288%). The interest rate was based on certain financial covenants. A one percentage point change in the LIBOR rate would result in approximately $0.1 million in additional expense annually.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with a U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 01, 2011 to February 1, 2012. The agreement provided for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement and U.S. Bank pays interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes.



















Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
US 1 Industries, Inc.
Valparaiso, Indiana

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.
In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US 1 Industries, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated Apil 8, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 8, 2009







                            US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 2008 AND 2007


ASSETS

                                         				     2008		     2007
CURRENT ASSETS:
Accounts receivable-trade, less allowance
   for doubtful accounts of $1,360,000 and $1,237,000, respectively	$  30,054,657		$  24,992,476
Other receivables, including receivables due from affiliated
   entities of $964,000 and $357,000, respectively			    4,676,388		    3,216,146
Prepaid expenses and other current assets				    2,214,218		    1,147,193
Current deferred income tax asset				   	    1,444,670		      717,400
									_____________		_____________
		Total current assets				   	   38,389,933		   30,073,215

Property and Equipment
    Land							  	      195,347		      195,347
    Equipment								    2,589,238		    1,287,873
    Less accumulated depreciation and amortization		    	     (833,771)		     (720,193)
									______________		______________
Net property and equipment						    1,950,814  	              763,027
									______________		______________

Non-current deferred income tax asset                                         721,243                 717,400
Notes receivable - Long Term                                                1,314,396 	              457,850
Intangible assets                                                           3,736,000                       -
Goodwill                                                                    4,756,943                       -
Other assets                                                                  135,161                 145,049
									_____________		_____________

TOTAL ASSETS                                                            $  51,004,490		$  32,156,541

									=============		=============












The accompanying notes are an integral part of the consolidated financial statements.




                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 2008 AND 2007


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                              2008                      2007
CURRENT LIABILITIES:
    Revolving line of credit    					$  11,312,690		$  1,616,157
    Bank overdraft						            3,090,613		     755,043
    Current portion of Capital lease obligation			              107,196                      -
    Current portion of long-term debt					    1,372,546		           -
    Accounts payable						  	    9,987,291		   8,724,938
    Insurance and claims payable				  	    1,836,391		   1,691,674
    Other accrued expenses						    1,871,800		   2,139,387
									_____________		____________
      Total current liabilities					  	   29,578,527		  14,927,199
									_____________		____________

LONG-TERM DEBT, less current portion				  	      817,277		           -

CAPITAL LEASE, LONG-TERM PORTION				               44,108		           -

MINORITY INTEREST							      846,443		     569,047

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, authorized 20,000,000 shares;
     no par value; 14,838,657 shares issued at
     both December 31, 2008 and 2007					   46,920,288		  46,920,288

    Treasury stock, 595,248 shares at both
     December 31, 2008 and 2007					  	     (952,513)		    (952,513)
    Accumulated deficit							  (26,249,640)		 (29,307,480)
									______________		_____________
    Total shareholders' equity					   	   19,718,135		  16,660,295
									______________		_____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY				$  51,004,490		$ 32,156,541

									==============		=============








The accompanying notes are an integral part of the consolidated financial statements.





                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

						      2008			     2007		      2006
OPERATING REVENUES				$  172,674,648			$  184,677,131		$  190,975,659

OPERATING EXPENSES:
   Purchased transportation			   121,927,791			   132,443,631		   139,149,362
   Commissions					    21,955,155		   	    22,406,181		    21,865,698
   Insurance and claims			   	     5,027,980		 	     5,816,319		     5,324,667
   Salaries, wages, and other			    11,188,362			    11,281,281		    11,699,451
   Other operating expenses		  	     8,397,332		             7,728,613		     7,974,762
						______________			______________		______________
       Total operating expenses			   168,496,620			   179,676,025		   186,013,940
						______________			______________		______________
OPERATING INCOME				     4,178,028		  	     5,001,106		     4,961,719
						______________			______________		______________

NON OPERATING INCOME (EXPENSE):
   Interest income				        28,827			         5,153		        16,927
   Interest expense				      (159,141)			      (779,539)		      (790,369)
   Other income, net			  	       215,842			       170,337		       163,138
						______________			______________		______________
       Total non operating income (expense)		85,528			      (604,049)		      (610,304)

NET INCOME BEFORE MINORITY INTEREST
AND  INCOME TAXES				     4,263,556			     4,397,057		     4,351,415
  Minority interest			 	    (1,312,954)			    (1,175,838)		      (989,453)
						______________			______________		______________

NET INCOME BEFORE INCOME TAXES		 	     2,950,602			     3,221,219		     3,361,962
  Income tax benefit (expense)		               107,238			      (368,237)		      (260,269)
						______________			______________		______________

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS					$    3,057,840			$    2,852,982		$    3,101,693
						==============			==============		==============


Basic and Diluted Net Income Per Common Share        $0.21			       $0.23                  $0.25

Weighted Average Shares
   Outstanding - Basic and Diluted		    14,243,409			    12,679,087		    12,169,739





The accompanying notes are an integral part of the consolidated financial statements.

                   US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

			      Common Stock		       Treasury			      Accumulated
                              ____________                     ________                       ___________
			Shares		Amount		Shares		Amounts		Deficit		Total
                        _______         _______         _______         _______          _______         ______
Balance at December 31,
 2005			12,018,224	$42,596,639	  -		$    -		$ (34,687,155)	$ 7,909,484

Conversion option on
 Subordinated debt	    -		    373,649	  -		     -		       -	    373,649
Grant of restricted
 common stock		   151,515	       -	  -		     -		       -	      -
Net income		    -		       -          -                  -              3,101,693     3,101,693
			___________________________________________________________________________________________
Balance at December 31,
 2006			12,169,739	 42,970,288	  -		     -		  (31,585,462)	 11,384,826

Cumulative effect of
 adoption of FIN 48	    -		       -	  -		     -		  (   575,000)     (575,000)
Treasury stock repurchase
			    -                  -      (595,248)          (952,513)              -          (952,513)
Conversion of debt into
 equity			 2,668,918	  3,950,000	  -                  -                  -          3,950,000

Net income		    -                  -          -                  -              2,852,982      2,852,982
			____________________________________________________________________________________________
Balance at December 31,
2007			14,838,657	 46,920,288   (595,248)	         (952,513)	  (29,307,480)    16,660,295

Net income		    -		       -          -		     -		    3,057,840      3,057,840
			____________________________________________________________________________________________
Balance at December 31,
2008			14,838,657	$46,920,288   (595,248)         $(952,513)	$ (26,249,640)   $19,718,135

			============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.















                                          US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
						2008			2007			2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income					$  3,057,840		$  2,852,982		$  3,101,693
Adjustments to reconcile net income to
 net cash provided by operating activities
    Depreciation and amortization	   	     258,758		     157,234		     134,196
    Compensation expense resulting from
      assumption of debt of officer owned entity     485,119		        -		        -
    Provision for bad debt		  	   1,820,202		     696,679		   1,085,618
    Amortization of discount on convertible note       -		     312,963  	              60,686
    Minority interest			 	   1,312,954		   1,175,838		     989,453
    Deferred income tax expense (benefit)           (731,113)                   -  	             152,548
    (Gain)loss on disposal of equipment              (16,586) 	                (661) 	              52,599
    Changes in operating assets and liabilities
      excluding business acquisition:
      Accounts receivable-trade	                   2,805,640	              75,107	           1,258,201
      Other receivables                             (274,004)                (56,506)  	            (221,181)
      Notes receivable	                            (407,199) 	             137,046  	            (594,896)
      Prepaid expenses and other current assets      (33,704)               (256,513)	            (718,487)
      Accounts payable 	                          (6,938,067)              1,991,691	            (766,024)
      Insurance and claims payable        	     142,433	             183,694	            (371,643)
      Other accrued expenses                        (263,900)                (81,612)	             (91,730)

						_____________		_____________		_____________
        Net cash provided by operating activities  1,218,373 	           7,187,942               4,071,033
						_____________		_____________		_____________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to equipment			    (219,040)		    (369,079)       	    (298,506)
      Proceeds from sale of equipment                 34,750	              24,000  	              17,329
      Other                                         (100,000)                   -                       -
      Acquisition of ARL                          (1,882,348)                   -                       -
						_____________		_____________		______________
        Net cash used in investing activities     (2,166,638)               (345,079)  	            (281,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayments under lines of credit 	    (321,352)             (2,017,627)	          (3,572,574)
      Change in bank overdraft                     2,335,570              (2,106,389)               (196,698)
      Repayments of shareholder loans                  -                        -        	     (20,584)
      Capital lease payments                          (5,396)                   -                       -
      Principal payments of long term debts          (25,000)                   -                       -
      Repurchase of treasury stock                     -                    (952,513)                   -
      Distribution to minority interest holders   (1,035,557)             (1,766,334)                   -
						_____________		_____________		_____________
        Net cash provided by (used in)
          financing activities			     948,265              (6,842,863)             (3,789,856)
						_____________		_____________		_____________
NET CHANGE IN CASH				       -			-  		        -
CASH, BEGINNING OF YEAR				       -			-		        -
						_____________		_____________		_____________
CASH, END OF YEAR				$      -		$	-		$	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION--
      Cash paid during year for interest	$    207,580		$    427,936		$     770,125
      Cash paid during the year for
       income taxes				$    584,912		$    417,660      	$     132,259

       In December 2008, ARL, LLC, a 60% owned subsidiary of the Company acquired a business from an officer in exchange for the assumption of approximately $ 0.5 million of debt. As the value of the net assets acquired was determined to be nominal, the Company recorded a compensation expense of approximately $0.5 million for the debt assumed in this transaction.

       In November 2006, the long-term shareholder debt including accrued interest of $1.2 million was exchanged for new notes payable with revised terms, which included a conversion option. In September 2007, the total notes payable balance of $4.0 million was converted into common stock when the holders exercised the conversion feature of this debt, and the Company issued 2.7 million shares of its common stock to the holders.

       The accompanying notes are an integral part of the consolidated financial statements.











































                           US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006


1.	OPERATIONS

       US1 Industries, Inc. (the Company), through its subsidiaries, is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states with a concentration in the Southeastern United States. No one agent accounted for more than 10% of the Company's operating revenue for the years ended December 31, 2008, 2007 and 2006. The Company shipped freight for approximately 1,000 customers in 2008, none of which accounted for more than 10% of the Company's revenues.

       On December 18, 2008, the Company completed its previously announced acquisition of a 60% membership interest (the "Membership Interest") in ARL Transport, LLC ("ARL"). Prior to the completion of the transaction, ARL, acquired substantially all of the assets of, and assumed certain liabilities of, ARL, Inc. and Aficionado Transport, Inc. Pursuant to the terms of the Membership Purchase Agreement by and among the Company, ARL, Inc., Aficionado Transport, Inc. and Ronald K. Faherty (the "Agreement"), the Company paid
approximately $1.59 million at closing for the Membership Interest.   ARL
also consolidates a variable interest entity in which ARL is the primary beneficiary and guarantor of certain debt of the related entity. ARL has evaluated its contractual and economic relationships with Stoops Ferry, LLC ("Stoops") in light of FASB Interpretation No. 46R ("FIN 46R"), and has concluded that Stoops is a variable interest entity for purposes of FIN
46R. ARL has also concluded that it is the primary beneficiary of Stoops for purposes of FIN 46R, in that ARL absorbs a majority of Stoops' expected losses and/or, received a majority of Stoops' expected residual returns, as a result of contractual or other financial interests in Stoops. Accordingly, ARL is consolidating the assets, liabilities, equity and financial results of Stoops in the Company's combined financial statements. Stoops had total assets of approximately $0.8 million at December 31, 2008. Total liabilities for Stoops were approximately $1.2 million at December 31, 2008.

2.	RECLASSIFICATIONS

       Certain reclassifications have been made to the previously reported 2007 and 2006 financial statements to conform with the 2008 presentation.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its majority-owned subsidiaries. ARL, LLC, a 60% subsidiary of the Company, also consolidates Stoops Ferry, LLC, a variable interest entity, in accordance with FIN 46R. All intercompany accounts and transactions have been eliminated.

       Fair Value of Financial Instruments--The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of outstanding borrowings approximates fair value as a variable interest rate is charged on the outstanding balance.



       Allowance for Doubtful Accounts--The subsidiaries record an allowance for doubtful accounts based on specifically identified amounts that they believe to be uncollectible. The Company also records an additional allowance based on percentages of aged receivables, which are determined based on historical collections experience and an assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

       Revenue Recognition-- Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows guidance of EITF 99-19 and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

       Fixed Assets--Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to eight years.

       Long-Lived Assets--The Company assesses the realizability of its long-lived assets including finite lived intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. No impairment was necessary as of December 31, 2008, 2007 and 2006,

       Goodwill-- Goodwill represents purchase price in excess of the fair value of net assets acquired in business combinations. SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. Currently, all goodwill is related to our 60% subsidiary ARL and this subsidiary is determined to be the reporting unit at which the goodwill is evaluated for impairment. As part of its annual impairment assessment in October, the Company will estimate the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. No impairment was necessary as of December 31, 2008.

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

       Earnings Per Common Share --The Company computes earnings per share under SFAS No. 128 "Earnings Per Share." The statement requires presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all dilutive common stock equivalents. There were no dilutive common stock equivalents December 31, 2008, 2007 or 2006.

       Business Segments--SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report certain information about reporting segments in financial statements. As the Company's operating segments exhibit similar economic characteristics and meet the aggregation criteria of SFAS 131, they are reported in one segment.

Recent Accounting Pronouncements

       Effective January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 Accounting for Income Taxes, and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $0.6 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to accumulated deficit in accordance with the provisions of this statement.

       In December 2007, the FASB issued SFAS No. 141(revised 2007)
("SFAS 141R), a revision of SFAS 141, "Business Combinations." SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Should they occur, the Company will apply SFAS 141R prospectively to business combinations with an acquisition date on or after the effective date.

       In April 2008, the FASB issued FASB Staff Position ("FSP") No.
142-3, Determination of the Useful life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS 142, and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for the Company as of January 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the impact of the adoption of FSP 142-3 to have a material effect on its financial position or results in operations.


	In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The implementation of SFAS 157 did not have any material impact on its consolidated financial condition or results of operations.

	In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning
after December 15, 2008.   The provisions of SFAS 160 will be applied
prospectively upon adoption except for the presentation and disclosure
requirements which will be applied retrospectively.   The adoption of
SFAS 160 will result in changes in the presentation of the Company's financial position, primarily due to reclassification of minority interest to a component of shareholders' equity.

4.  ACQUISITIONS

       As described in Note 1, on December 18, 2008, the Company completed the acquisition of a 60% membership interest in ARL for $1.59 million. In addition, the prior shareholder of ARL can receive up to an additional $2.9 million in cash if ARL achieves certain revenue and earnings goals through 2012. The assets acquired and liabilities assumed based on a preliminary allocation are as follows:

       	Accounts receivable				             $9,688,022
       	Other accounts receivable		               	      1,542,041
       	Other current assets			 	              1,116,978
       	Property and equipment		               	              1,245,669
       	Intangible asset - agent relationships		              3,636,000
       	Goodwill					              4,756,943
								    ____________
       	Total assets acquired				             21,985,653

        Lines of credit			                            (10,017,885)
       	Accounts payable and accrued expenses	                     (8,199,016)
       	Capital lease obligations			               (156,700)
       	Long-term debt				                     (1,729,704)
                                                                    ____________
	Total liabilities assumed		                    (20,103,305)

       	Net assets acquired		 		              1,882,348
       	Less acquisition costs				               (292,348)
                                                                    ____________
       	Cash paid for purchase price		                     $1,590,000
       								    ============

       The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $3.6 million of the ARL purchase price to agent relationships which is an identifiable intangible asset with a finite life, currently estimated at 7 years. The amount allocated to agent relationships is preliminary subject to finalization of the valuation of this asset expected to occur in the first half of 2009. Amortization of goodwill and intangible assets related to this acquisition will be deductible for income tax purposes.

        At the date of the acquisition of ARL, the book value attributable to the minority interest shareholder was a deficit which that shareholder is not obligated to fund. As a result, the minority interest at the date of acquisition was valued at zero and the amount allocated to goodwill was increased by the deficit attributable to the minority interest. As a result, subsequent net income from ARL attributable to the minority interest will be credited to goodwill to the extent of the original deficit attributable to the minority shareholder at the date of acquisition ($2.6 million).

        The results of ARL have been included in the consolidated financial statements of the Company for the period subsequent to the acquisition.

Unaudited pro forma results of operations for the years ended December 31, 2008 and 2007 for the Company assuming the acquisition of ARL had taken place on January 1, 2007 are as follows:

Year Ended December 31			     2008		      2007
__________________________________________________________________________________
Revenue
	As Reported                      $172,674,648            $ 184, 677,131
	Pro-forma                         238,305,310               245,286,780

Net Income

	As Reported                         3,057,840                 2,852,982
	Pro-forma                           1,136,961                   118,473

Basic & Diluted Earnings Per Share

	As Reported                              0.21                      0.23
	Pro-forma                                0.08                      0.01

5.  NOTES RECEIVABLE

       The Company makes advances under notes receivable to certain agents and owner operators in the normal course of its business. These notes bear interest at rates ranging from 0% to 12.5% with weekly payments ranging from approximately $125 - $8,333. Maturity on these notes receivable ranges from April 2009 through June 2011. The balance of these notes was approximately $2.6 million and $1.0 million at December 31, 2008 and December 31, 2007, respectively. The current portion of these notes receivable was approximately $1.5 million and $0.5 million at December 31, 2008 and December 31, 2007, respectively, and is classified in other receivables. There are 21 notes outstanding as of December 31, 2008.


6.  RELATED PARTY TRANSACTIONS

       One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Charges related to those services were approximately $0.06 million, $0.07 million and $0.07 million in 2008, 2007, and 2006, respectively. Accounts receivable due from entities affiliated through common ownership was $1.0 million and $0.4 million as of December 31, 2008 and 2007, respectively and are expected to be collected within the next twelve months.

       One of the subsidiaries' insurance providers, American Inter-Fidelity Exchange ("AIFE"), is managed by Mr. Venditti, a director of the Company and the Company has an investment of $0.13 million in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2008, 2007 and 2006, cash paid to AIFE for insurance premiums and deductibles was approximately $4.9 million, $6.0 million, and $5.4 million, respectively.

       The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2008. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2008, 2007 and 2006.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2008. The subsidiaries currently account for the majority of the premiums of AIFE. At December 31, 2008, AIFE had unaudited net worth of approximately
$11.2 million.

       For the years ended December 31, 2008, 2007 and 2006, a subsidiary insurance agency of the Company, recorded commission income of $0.7 million, $0.4 million and $0.4 million, respectively, related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2008, 2007 and 2006, respectively.

       In addition, Mr. Kibler, the Chief Executive Officer and a director of the Company, Mr. Antonson, the Chief Financial Officer and a director of the Company, as well as Mr. Venditti, a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation ("AIFC"), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

       In 2008, 2007 and 2006, the Company paid consulting fees of $0.03 million, $0.03 million and $0.02 million, respectively, to Robert Scissors, one of its directors, relating to insurance services.



       The Company had notes payable due to its Chief Executive Officer and Chief Financial Officer that were converted into 2,668,918 shares of common stock of the Company in September 2007. (See Note 10).

7.  LEASES

Operating Leases

       The Company leases its administrative offices in Indiana from an independent owner under an operating lease expiring on March 31, 2009.

       In addition, the Company's subsidiaries lease office space and land in Mississippi, Pennsylvania, Texas, Tennessee, South Carolina, Georgia, Missouri, North Carolina, Indiana, California, Arkansas, and Florida under operating leases ranging from one to four years.

      Rent expense under these operating leases was $1.0 million, $1.3 million, and $1.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Future commitments under these operating leases are as follows:

			2009		$	994,826
			2010			730,112
			2011			445,593
			2012			225,912
			2013			225,912
					_______________
					$     2,622,355
					===============

  Capital Leases

            The Company leases equipment under agreements accounted for as capital leases. The agreements expire at various dates through 2011 and are collateralized by all equipment under the leases. The net book value of equipment under capital leases at December 31, 2008 was approximately $150,000.

    Capital Lease obligations - Monthly payments ranging
    from $399 to $3,000, including interest ranging from
    8.5% to 9.25%, maturing through October 2011		$151,304
    Less: Current portion			                 107,196
								 _______
								  44,108
								 =======











Future minimum capital lease payments as of December 31, 2008 are as follows:

		2009					$  107,196
		2010		            		    40,521
		2011		        		    15,732
							__________

		Total			  		   163,449
		Less amount representing interest          (12,145)
							___________

Present value of payments			 	$  151,304

8.  BANK LINE OF CREDIT

       The Company and its subsidiaries have a $22.0 million line of credit that matures on October 1, 2010. This line of credit was increased on December 18, 2008 from $15.0 million to $22.0 million in conjunction with the ARL acquisition. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $10.7 million at December 31, 2008.  Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of December 31, 2008, the interest
rate on this line of credit was 4.288%.    The Company's accounts receivable,
property, and other assets collateralize advances under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive
Officer and Chief Financial Officer of the Company. At December 31, 2008, the outstanding borrowings on this line of credit were $11.3 million and $1.6 million was outstanding at December 31, 2007. The significant increase in 2008 relates to funding the retirement of $10 million of debt assumed in the ARL acquisition.

       This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At December 31, 2008 and 2007, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at December 31, 2008 and 2007.
Historically the revolving line of credit has been extended prior to maturity.

       On October 20, 2005, the Company and its subsidiaries entered into an Interest Rate Swap Agreement with U.S. Bank effective November 1, 2005 through November 1, 2008. This agreement was in the notional amount of $3.0 million. The agreement capped the interest rate at 7.71% through the term of the agreement. The fair value of the interest rate swap was minimal at December 31, 2007 and 2006.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. bank effective February
2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes.

9.   LONG TERM DEBT

As a part of the ARL acquisition, notes payable were assumed. All of the long-term debt is collateralized by the property and equipment associated with the debt. Long-term debt consists of the following at December 31, 2008:

				    		2008
		Maturity		     Interest Rate		Monthly Payment		Balance Due
July 2012					 8.50%			$        1,584		$        79,393
September 2009					 9.00%				23,000			200,000
September 2010					12.00%				 9,414			169,893
May 2011					10.00%				18,900			485,119
March 2010					 4.00%				25,000			375,000
March 2011					 9.51%				17,897			138,540
March 2012					 9.53%				16,272			395,657
November 2012					 9.90%				 1,319			 18,184
February 2008					11.17%				26,518			 51,505
February 2010					 8.85%				 8,281			147,688
Other Notes payable and settlement obligations       							128,844
												  _______________
 												      2,189,823
Less: Current Portion										      1,372,546
												  _______________

												  $     817,277
								                          	  ===============

Future minimum payments as of December 31, 2008 are as follows:

		2009					$       1,372,546
		2010					          631,578
		2011					          128,205
		2012					           57,494
							_________________
							$       2,189,823
  							=================

10. CONVERTIBLE SUBORDINATED DEBT

       In November 2006, the long-term debt Payable to the Chief Executive Officer and Chief Financial Officer was exchanged for new notes payable with revised terms. In addition, the unpaid accrued interest of approximately $1.2 million was rolled into the new notes payable balance. As a result, the principal balance of the new notes payable net of unamortized discount of $0.3 million was approximately $3.6 million as of December 31, 2006. These new notes payable accrued interest at a rate of prime less 1% with interest payable quarterly. These notes payable also had a conversion feature at the option of the holder into common stock of the Company at a conversion price of $1.48 per share. The conversion feature was exercised and the outstanding balance of this debt was converted into 2.7 million common shares on the maturity date of September 22, 2007. Interest expense on this related party debt was $0.2 million and $0.1 million in 2007 and 2006, respectively.

       In 2006, based on the guidance under Emerging Issue Task Force Issue 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments", the Company determined the revision of this debt to be a modification of the debt. As a result, the fair value of the conversion option, estimated at $0.4 million, was reflected as a discount on the debt and accreted as additional interest expense over the term of the debt.

11.  EQUITY TRANSACTIONS

	During 2008, the Company had 200,000 outstanding options to purchase common stock, which have been excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. During the years ended December 31, 2007 and 2006, the Company had outstanding convertible debt which was converted into 2,668,918 shares of common stock in September 2007. Prior to conversion, these shares were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

       (a) In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 200,000 options to purchase shares of common stock at an exercise price of $0.80 per share. These options vest over 4 years. The fair value of these options of $0.1 million was calculated using a Black Scholes model with the following assumptions:

               		Dividend yield	 		0.0%
			Risk-free rate			2.7%
			Volatility			 88%
			Expected life (years)	          7

The Company has no other options or warrants to purchase common stock outstanding as of December 31, 2008, 2007 or 2006.

       (b) In September 2007, the Company's Chief Executive Officer and Chief Financial Officer elected to exercise the conversion feature on certain convertible debt held by these individuals. As a result, the debt with a principal value of $4.0 million was converted into 2,668,918 shares of the Company's common stock.

       (c) During 2007, in an effort to increase the value of the Company to the outstanding shareholders, the Company purchased
595,248 shares of its common stock for a total of $1.0 million. These shares are reflected as treasury stock in the Company's balance sheet and statement of shareholders' equity.

       (d) In December 2005, the Company granted 151,515 shares (75,757 each) of common stock to the Company's Chief Executive Officer and Chief Financial Officer based on certain earnings criteria. These shares vested as of January 1, 2006. As a result, the Company incurred $0.2 million of compensation expense (based on the quoted market price of the Company's stock on the date of grant) for the year ended December 31, 2005. The shares were issued during the first quarter of 2006.

12. INCOME TAXES

The composition of income tax expense (benefit) is as follows:

December 31,							2008			2007			  2006
____________________________________________________________________________________________________________________________
Current							$	1,806,240	$	1,683,237	$	1,337,044
Deferred							 (722,366)		 (295,000)		  155,904
Benefit from operating loss carry-forward		       (1,182,365)	       (1,315,000)	       (1,076,775)
Adjustment of valuation allowance			           (8,747)		  295,000	      	 (155,904)
							___________________	___________________	__________________
							$        (107,238)	$	  368,237	$	  260,269
							___________________	___________________	__________________
The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2008,
2007, and 2006:

December 31,							2008		       2007			2006
____________________________________________________________________________________________________________________________
Income tax expense at statutory rate			$	1,033,000	$	1,095,214	$	1,143,067
State income tax expense, net of federal tax benefit	  	  323,879		  292,835		  349,881
Adjustment of valuation allowance			       (1,191,112)	       (1,019,812)	       (1,232,679)
True-up of prior year estimates				         (273,005) 	           	-	            	-
							__________________	__________________	__________________
							$    	 (107,238)	$	  368,237	$	   260,269
							__________________	__________________	__________________

       The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Carolina National, LLC and US1 Logistics, LLC the
 Company's 60% owned subsidiaries file separate federal income tax returns.

Deferred income taxes consist of the following:

	December 31,						2008		2007
	_________________________________________________________________________________
	Deferred tax assets
		Cumulative basis difference
		in 60% owned LLCs			$    460,000	$    367,000
		AMT credit carryforward			     355,993               -
		Accounts receivable reserves		     313,758	     389,126
		Insurance accruals			     193,692	     135,090
		Net operating losses			     552,331	   1,734,696
		Fixed assets				      76,050	           -
		Intangible assets			     185,193	           -
		Other					      28,896               -
	_________________________________________________________________________________
	Total deferred tax assets			   2,165,913	   2,625,912
	Less valuation reserve				           -	  (1,191,112)
	_________________________________________________________________________________
	Total net deferred tax asset			   2,165,913	   1,434,800
	_________________________________________________________________________________
	Less long-term portion				    (721,243)	    (717,400)
	_________________________________________________________________________________
							$  1,444,670	$    717,400
							=================================

       At December 31, 2008 and 2007, the Company has realized a net deferred tax asset of $2.2 million and $1.4 million respectively, as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company. Due to the then uncertainty of realization, a valuation allowance was maintained for the remaining deferred tax asset at December 31, 2007.

       The Company has net operating loss carry-forwards of approximately $1.6 million at December 31, 2008. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-
forwards will expire in 2010.   The Company also has an AMT credit carry
forward of $0.4 million available to reduce future federal income tax. This credit may be carried forward indefinitely and can be used to reduce the Company's federal tax liability.

       The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording an increase in the liability for uncertain tax positions of $0.6 million that was accounted for as a credit to opening retained earnings. The liability for uncertain tax positions at December 31, 2008 and 2007 and January 1, 2007 totaled $0.5 million, exclusive of interest and penalties of $0.4 million and $0.4 million at December 31, 2008 and 2007, respectively and $0.4 million at January 1, 2007. This liability is recorded in the Company's balance sheet in accrued expenses. No uncertain tax position reserves were reversed or settled during 2008 or 2007. The entire amount of this consolidated liability for uncertain tax positions would affect the Company's effective tax rate upon favorable resolution of the uncertain tax positions. Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the December 31, 2008 liability over the next twelve months.

       The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. In the U.S., all tax years from 2004 through the present are subject to tax authority audits. In various states and local jurisdictions all tax years from 2000 through the present are subject to tax authority audits.

       Interest and penalties related to tax positions taken in the Company's tax returns are recorded in income tax expense in the consolidated statements of operations.

13.   RETIREMENT PLAN

              ARL Transportation, LLC maintains a 401(k) retirement plan, which covers substantially all employees. Eligibility requires completion of one year of service and attaining the age of 21. The plan requires the employer to match 25% of participant contributions up to a maximum of 6% of the participant's compensation. The total employer contributions amounted to approximately $500 in 2008.

14.  COMMITMENTS AND CONTINGENCIES

Litigation

       On November 4, 2005, Terrell C. Coleman and Willie B. Crocker ("Plaintiffs") filed a putative class action complaint (the "Complaint") in the United State District Court for the Middle District of Florida (the "Court") in Jacksonville, Florida, against Patriot Logistics, Inc., a wholly owned subsidiary of the Company("Patriot").

       The complaint alleged that certain aspects of Patriot's motor carrier leases with its independent-contractor owner-operators violate certain federal leasing regulations, and sought injunctive relief, an unspecified amount of damages, and attorney's fees. This case was settled for $0.3 million in December 2006. The settlement also resulted in Patriot's entering into a new, more detailed independent contractor operating agreement with each of its owner-operators.

       The Company and its subsidiaries are involved in other litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Other

       In October 2006, the Company and the general manager of Patriot entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot was extended in 2007 and now terminates in October 2009 or upon a change in control of the Company. The option is immediately exercisable and maybe exercised in whole (not in part) at anytime prior to October 2009. The fair value of this option was determined to be deminimis. Patriot's revenue for the years ended December 31, 2008, 2007 and 2006 was $33.1 million, $39.3 million, and $46.4 million, respectively. Patriot had pre-tax income (loss) of $0.59 million, $0.50 million and ($0.28 million) for the years ended December 31, 2008, 2007 and 2006, respectively.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)
												Net Income

				Operating		Operating		Net		Per Share
				Revenue			Income			Income		basic & diluted
2008				$  172,675		$   4,178		$   3,058  	$	0.21
___________________________________________________________________________________________________________________

  Quarters:
	Fourth			    39,927		      449		      582	  	0.04
	Third			    46,061	 	    1,485	  	      973	  	0.07
	Second		  	    44,947		    1,192		      813	  	0.06
	First		 	    41,740		    1,052		      690	  	0.05
___________________________________________________________________________________________________________________

2007				$  184,677		$   5,001		$   2,853	  $	0.23
___________________________________________________________________________________________________________________

  Quarters:
	Fourth		    	    44,478		    1,272	 	      579	  	0.05
	Third		  	    46,378		    1,278		      789	  	0.06
	Second			    47,910	 	    1,673		    1,114	  	0.09
	First			    45,911		      778		      371	  	0.03
___________________________________________________________________________________________________________________

                                       US 1 INDUSTRIES, INC.
                               VALUATION AND QUALIFYING ACCOUNTS
                         YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

                                           Schedule II



				Balance At 		Charged to		Write-Offs
				Beginning of 		Costs and		Retirements & 		Balance At
				Year			Expenses		Recoveries		End of Year


	Description

Year Ended December 31, 2006
Allowance for Doubtful Accounts
  Receivable			$  1,365,000		$  1,285,000		$  1,658,000		$  992,000

Valuation Reserve for Deferred
  Taxes				$  7,617,652		$ (1,232,679)(1)	$ (4,174,049)(2)	$  2,210,924

Year Ended December 31, 2007

Allowance for Doubtful Accounts
  Receivable			$    992,000		$    697,000		$    452,000		$  1,237,000

Valuation Reserve for Deferred
  Taxes				$  2,210,924		$ (1,019,812)(1)	$     	   -		$  1,191,112

Year Ended December 31, 2008

Allowance for Doubtful Accounts
  Receivable			$  1,237,000		$  1,820,000		$  1,697,000 (3)	$  1,360,000

Valuation Reserve for Deferred
  Taxes				$  1,191,112		$ (1,191,112)(1)	$	   -		$          -

(1)  Includes benefit from utilization of net operating losses and change in deferred taxes.
(2)  Amount represents impact of net operating losses which expired unused.
(3)  Amount is net of a $169,000 allowance for doubtful accounts related to accounts receivable acquired in a December 2008 business combination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A  CONTROLS AND PROCEDURES

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

       Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. Management's assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the controls of ARL,LLC which the Company acquired on December 18, 2008, and whose financial statements reflect total assets and net revenues of 22% and 1%, respectively, of the related consolidated balances as of and for the year ended December 31 2008.

       BDO Seidman, LLP, our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included below.

Changes in Internal Control Over Financial Reporting

       There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
US 1 Industries, Inc.
Valparaiso, Indiana

We have audited US 1 Industries, Inc's. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). US 1 Industries, Inc's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ARL, LLC which was acquired on December 18, 2008, and which is included in the consolidated balance sheet of US 1 Industries, Inc. as of December 31, 2008 and the related consolidated statements of operations, shareholders' equity, cash flows and supplemental schedule for the year then ended. ARL, LLC constituted 22% of total assets as of December 31, 2008, and 1% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of ARL, LLC because of the timing of the acquisition which was completed on December 18, 2008. Our audit of internal control over financial reporting of US 1 Industries, Inc. also did not include an evaluation of the internal control over financial reporting of ARL, LLC.

In our opinion, US 1 Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US 1 Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, cash flows and the supplemental schedule for each of the three years in the period ended December 31, 2008 and our report dated April 8, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
______________________
Chicago, Illinois
April 8, 2009




Item 9B.  Other Information
       None.
































                                      PART III

Item 10.  Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of March 10, 2009 were as follows:

NAME				AGE		POSITION
Michael E. Kibler		68		President, Chief Executive Officer, and Director
Harold E. Antonson		69		Chief Financial Officer, Treasurer, and Director
Lex Venditti			56		Director
Robert I. Scissors		75		Director
Brad James			53		Director

Name			Office and Experience
Michael E. Kibler	Mr. Kibler is President and Chief Executive Officer of the Company
                        and has held these positions since September 13, 1993 and has been a director since 1993.  He also has been President of Enterprise
                        Truck Lines, Inc., an interstate trucking company engaging in operations similar to the Company's, since 1972.  Mr. Kibler is a partner of August Investment Partnership and is also a shareholder of American Inter-Fidelity Corporation, the attorney-in-fact of
                        AIFE, an entity that provides auto liability and cargo insurance to the Company.

Harold E. Antonson	Mr. Antonson is Chief Financial Officer of the Company, a position he has held since March 1998. Mr. Antonson is a certified public accountant.  Prior to joining the Company, he was Secretary/
                        Treasurer of AIFE.  Mr. Antonson is also a partner in August
                        Investment Partnership.  Mr. Antonson was elected a director and
                        Treasurer of the Company in November 1999. Mr. Antonson is also a shareholder of American Interfidelity Corporation, the attorney-in-
                        fact of AIFE, an affiliated entity that provides auto liability and cargo insurance to the Company.

Lex Venditti		Mr. Venditti has served as a director of the Company since 1993.
                        Mr. Venditti is the General Manager of AIFE, an insurance
                        reciprocal located in Indiana.  Mr. Venditti is also a shareholder of AIFC, the attorney-in-fact of AIFE, an entity that provides auto liability and cargo insurance to the Company.

Robert Scissors		Mr. Scissors has been a Director of the Company since 1993.  Mr.
                        Scissors began his career in the Insurance Industry in 1957.  In
                        1982, Mr. Scissors joined a brokerage firm called Alexander/
                        Alexander where he worked until retiring in 1992.  Mr. Scissors currently works as an insurance consultant and broker

Brad James		Mr. James is the President of Seagate Transportation Services, Inc.
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

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. There were no late filings during 2008. To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required, during the year ended December 31, 2008, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

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

Current Executive Officers

       The Company currently has two executive officers, Michael Kibler, our CEO, and Harold Antonson, our CFO.

       The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2008, 2007 and 2006 to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson,
Chief Financial Officer, where applicable. No other executive officer of the Company earned in excess of $0.1 million.

         				Summary Compensation Table

						Stock		All Other
Name and Position	Year	Salary		Awards		Compensation    	Total
Michael Kibler		2008	$  97,315	    -		       -		$  97,315
Chief Executive Officer
			2007	$ 126,593	    -		       -		$ 126,593
			2006	$  93,841	    -                  -                $  93,841

Harold Antonson		2008	$  97,419	    -		       -		$  97,419
Chief Financial  Officer
			2007	$ 122,460	    -		       -		$ 122,460
			2006	$  98,071	    -                  -                $  98,071

Option exercises and option values
       No stock options have been issued to Mr. Michael E. Kibler, Chief Executive Officer or Mr. Harold Antonson, Chief Financial Officer for the years ended December 31, 2008, 2007 or 2006 and they hold no such options as of December 31, 2008.

COMPENSATION OF DIRECTORS

       Directors who are also employees of the Company receive no additional compensation for their services as directors. In each of 2008 and 2007, the Company paid consulting fees of $0.03 million to Robert Scissors, relating to insurance services. No other compensation was paid to our non-executive board members during 2008, 2007 or 2006. The Company will reimburse its directors for travel expenses and other out-of-pocket costs incurred in connection with the Company's board of directors' meetings. Because the Company has held its board of directors' meeting via teleconference during the past year, no costs have been incurred associated with these meetings.




COMPENSATION COMMITTEE

       The Company does not have a compensation committee.

       The current members of the Board of Directors (Harold Antonson, Brad James, Michael Kibler, Robert Scissors and Lex Venditti) participated in deliberation concerning the Company's executive officer compensation, although the Chief Financial Officer, Harold Antonson and Chief Executive Officer, Michael Kibler abstain from all votes. There are no compensation committee interlocks.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

       The following table sets forth the number and percentage of shares of Common Stock that as of March 9, 2009 are deemed to be beneficially owned by each director of the Company and director nominee, by each executive officer of the Company and by all directors and executive officers of the Company as a group.

					   Number of Shares of
	Name and position		Common Stock Beneficially

						Owned				Percentage of Class
Harold E. Antonson
Chief Financial Officer, Treasurer
and Director					5,129,374 (1)				36.0%

Michael E Kibler
Director, President and
Chief Executive Officer				5,009,263 (1)				35.2%

Brad A. James Director			  	  166,981 (2)				 1.2%

Robert I. Scissors, Director			   64,770 (3)				    *

Lex L. Venditti Director		  	  217,500 (4)				 1.5%

All Directors and Executive Officers            7,998,962				56.2%


* Indicates less than 1% ownership.
(1)	Includes shares held by August Investment Partnership, August Investment
        Corporation, Eastern Refrigerated Transport, LLC, Enterprise Truck  Lines, LLC,
        Seagate Transportation Services, Inc., and American  Inter-Fidelity Exchange, of
        which Messrs. Kibler and Antonson are either  directors, partners, or significant shareholders or otherwise share the  voting and dispositive authority with respect to these shares.
(2)	Includes shares held by Seagate Transportation Services, Inc., of which Mr. James is a director, partner and significant shareholder. or significant shareholder.
(3)	Includes 11,770 shares held in the Saundra L. Scissors Trust of which Mr. and Mrs.
        Scissors are joint trustees.
(4)	Includes shares held by American Inter-Fidelity Exchange, of which Mr. Venditti is a director and significant shareholder of the attorney-in-fact.

Security Ownership of Certain Beneficial Owners

       The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 9, 2009 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

Name and Address		Number of Shares of Common
of Beneficial Owner		Stock Beneficially Owned		Percentage of Class
_________________________	__________________________		___________________
Harold E. Antonson
8400 Louisiana Street
Merrillville, IN 46410			5,129,374 (1)				36.0%

August Investments Partnership
8400 Louisiana Street
Merrillville, IN 46410			1,150,946				 8.1%

Michael Kibler
8400 Louisiana Street
Merrillville, IN 46410			5,009,263 (1)				35.2%


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

Item 13.  Certain Relationships, Related Transactions, and Director
Independence

       One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Charges related to those services were approximately $0.06 million, $0.07 million and $0.07 million in 2008, 2007, and 2006, respectively. Accounts receivable due from entities affiliated through common ownership was $1.0 million and $0.4 million as of December 31, 2008 and 2007, respectively and are expected to be collected.

       One of the subsidiaries' insurance providers, American Inter-Fidelity Exchange ("AIFE"), is managed by Mr. Venditti, a director of the Company and the Company has an investment of $0.1 million in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2008, 2007 and 2006, cash paid to AIFE for insurance premiums and deductibles was approximately $4.9 million, $6.1 million, and $5.4 million, respectively.



       The subsidiaries exercised no control over the operations of AIFE.
As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2008. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2008, 2007 and 2006.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2008. The subsidiaries currently account for the majority of the premiums of AIFE. At December 31, 2008, AIFE had unaudited net worth of approximately $11.2 million.

       For the years ended December 31, 2008, 2007 and 2006, a subsidiary insurance agency of the Company, recorded commission income of $0.7 million, $0.4 million and $0.4 million related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2008, 2007 and 2006, respectively.

       In addition, Mr. Kibler, the Chief Executive Officer and a director of the Company, Mr. Antonson, the Chief Financial Officer and a director of the Company, as well as Mr. Venditti, a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation ("AIFC"), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

       In each of 2008, 2007 and 2006, the Company paid consulting fees of $0.03 million, $0.03 million and $0.02 million, respectively, to Robert Scissors, one of its directors, relating to insurance services.

       The Company had notes payable due to its Chief Executive Officer and Chief Financial Officer that were converted into 2,668,918 shares of common stock of the Company in September 2007.

       The Company's Board of Directors are advised of all related party transactions and reviews these transactions as deemed appropriate.

       The Company's directors are identified in response to Item 10 above. The Company considers Messrs. James and Scissors to be independent. In making this determination, the Company has applied the NASDAQ definition of independence.












Item 14.  Principal Accountant Fees and Services

       The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP

				  2008			  2007
Audit Fees (1)		    $	338,630		    $	175,000
Audit-Related Fees (2) 	    $   134,022		    $	      0
Tax Fees (3)		    $	      0		    $	      0
All Other Fees (4)	    $	      0		    $	      0
			    ___________		    ___________
Total			    $	472,652		    $	175,000
			    ===========		    ===========


(1)  Audit fees include fees associated with the annual audit of our consolidated financial statements, audit of internal control over financial reporting, and  reviews of our quarterly reports on Form 10-Q.
(2)  Audit-related fees include fees associated with the historical audits and quarterly reviews in conjunction with the acquisition of ARL.
(3)  There were no tax fees.
(4)  There were no other services or fees.

       The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent registered public accounting firm.

                                       PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)  Financial Statements:

	 Report of Independent Registered Public Accounting Firm			23
	 Consolidated Balance Sheets as of December 31, 2008 and 2007			24-25
	 Consolidated Statements of Income for the years ended
	 December 31, 2008, 2007, and 2006						26

	 Consolidated Statements of Shareholders' Equity for the years
	 ended December 31, 2008, 2007, and 2006					27

	 Consolidated Statements of Cash Flows for the years ended
	 December 31, 2008, 2007, and 2006						28-29

	 Notes to Consolidated Financial Statements					30


(a)(2)	 Financial Statement Schedules:

	 Schedule of Valuation and Qualifying Accounts					41







	 Other schedules are not included because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3)   List of Exhibits

         The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

Exhibit  Articles of Incorporation of the Company
3.1	 (incorporated herein by reference to the Company's Proxy  Statement of
         November 9, 1993)

Exhibit  By-Laws of the Company
3.2	 (incorporated herein by reference to the Company's Annual Report on Form
         10-K for the year ended December 31, 1994)

Exhibit  Amended and Restated Loan Agreement with US BANK and Carolina National
10.1	 Transportation Inc., Gulfline Transport Inc., Five Star Transport,
         Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by reference to the Company's Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005)

Exhibit  Amendment to Amended and Restated Loan Agreement with US BANK and
10.2 Carolina National Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and
         US 1 Industries, Inc. (incorporated by reference to the Company's Form 10-Q for the nine Months ended September 30, 2005 filed on November 11, 2005)

Exhibit  Second Amendment to Amended and Restated Loan Agreement with US BANK
10.3 and Carolina National Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US
         1 Industries, Inc. (incorporated by reference to the  Company's
         Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005)

Exhibit  Amendment to Amended and Restated Loan Agreement with US BANK and
10.4 Carolina National Transportation LLC, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, TC Services, Inc., Freedom Logistics, LLC, Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, US1 Logistics, LLC, and US 1 Industries, Inc. . (incorporated by reference to the Company's Form 10-Q for the six months ended June 30, 2007 filed on August 14, 2007)




Exhibit  Amendment to Amended and Restated Loan Agreement with US BANK and Blue
10.5 and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC. (incorporated by reference to the Company's Form 10-Q for the six months ended June 30, 2007 filed on August 14, 2007)

Exhibit  Amendment to Amended and Restated Loan Agreement with US BANK and
10.6 Blue and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC. (incorporated by reference to the Company's Form 8-K announcing the completion of the Acquisition or Disposition of Assets filed on December 24, 2008)

Exhibit  US 1 Industries, Inc. Code of Ethics (incorporated by reference to the
14.1 Company's Form 10-K for the year ended December 31, 2003 filed on March 26, 2005

Exhibit  Subsidiaries of the Registrant
21.1

Exhibit  Rule 13a-14(a)\15d-14a(a) Certifications
31.1

Exhibit  Section 1350 Certifications
32.1
























                                    SIGNATURES


       Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


					US 1 INDUSTRIES, INC.



					By:  /s/ Michael E. Kibler
					_______________________________________
				        Michael E. Kibler
				        President & Chief Executive Officer
Date:  April 9, 2009			(Principal Executive Officer)




					By: /s/ Harold Antonson
					_______________________________________
 					Harold Antonson
    					Chief Financial Officer & Treasurer
					(Principal Financial & Accounting Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 9, 2009   				/s/ Michael E. Kibler
			                        ___________________________
                       				Michael E. Kibler, Director


Date:  April 9, 2009  				/s/ Robert I. Scissor
                       				___________________________
                       				Robert I. Scissors, Director


Date:  April 9, 2009    			/s/ Lex L. Venditti
                       				____________________________
                       				Lex L. Venditti, Director


Date:  April 9, 2009    			/s/ Brad James
                       				_____________________________
                       				Brad James, Director


Date:  April 9, 2009    			/s/ Harold Antonson
                       				_____________________________
                       				Harold Antonson, Director