Form 10-Q
period 2009-03-31
US 1 INDUSTRIES INC
filed 2009-05-20
CIK 351498

FORM 10-Q


             ________________________________________________


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 2009.

                     Commission File No.  1-8129.


                         US 1 INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)


	   Indiana	                     95-3585609
   _______________________      ___________________________________
   (State of Incorporation)	(I.R.S. Employer Identification No.)



  	  336 W. US 30,Valparaiso, Indiana	          46385
    ____________________________________________      _____________
	(Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code: (219)476-1300
                                                       ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X ] No[__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__] Accelerated filer [__] Non-accelerated filer [__]Smaller reporting company [ X ]

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [    ] No [X]

As of May 15, 2009 there were 14,243,409 shares of registrant's common stock outstanding.


                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
            March 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008



Part I  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS



ASSETS
	 	                                               March 31, 2009	     December 31, 2008
                                                     		(Unaudited)

Cash		 					       $   242,412 		$     -
Accounts receivable-trade, less allowances for
 doubtful accounts of $1,787,000 and
 $1,360,000, respectively		 			26,129,347 		  30,054,657

Other receivables, including receivables due from
 affiliated entities of $142,000 and $964,000,
 respectively		 					 5,690,505 		   4,676,388
Prepaid expenses and other current assets			 2,407,574 		   2,214,218
Current deferred income tax asset		 		 2,165,913 		   1,444,670
				                               ___________               ____________
   Total current assets						36,635,751 		  38,389,933

FIXED ASSETS:
Land		 						   195,347 		     195,347
Equipment		 					 2,317,677 		   2,286,465
Leasehold Improvements						   302,773 		     302,773
Less accumulated depreciation and amortization			  (994,084)		    (833,771)
				                               ____________               ___________

    Net property and equipment				 	 1,821,713 		   1,950,814
				                               ____________               ___________

Non-current deferred income tax asset		 		     -   		     721,243
Notes receivable - long term		 			 1,004,014 		   1,314,395
Intangible assets						 3,505,168 		   3,736,000
Goodwill                                                         4,778,342                 4,756,943
Other assets							     8,700 		     135,162
				                               ___________               ___________
    Total Assets                                               $47,753,688               $51,004,490
							       ===========               ===========



The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               March 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008



LIABILITIES AND SHAREHOLDERS' EQUITY

			                                        March 31, 2009		December 31, 2008
			                                         (Unaudited)
CURRENT LIABILITIES:
	Revolving line of credit                                $ 11,352,286 		 $ 11,312,690
	Bank overdraft		 					   - 		    3,090,613
	Current portion of capital lease obligation		      41,228 		      107,196
	Current portion of long-term debt		 	   1,133,670 		    1,372,546
	Accounts payable                                          11,287,243                9,987,291
	Insurance and claims		 			   1,874,312 		    1,836,391
	Other accrued expenses		 			   1,572,534 		    1,871,800
					                        _____________            _____________

	   Total current liabilities				  27,261,273 		   29,578,527

LONG-TERM DEBT, less current portion				     763,900 		      817,277

CAPITAL LEASE, LESS CURRENT PORTION				      77,979 		       44,108

SHAREHOLDERS'  EQUITY:
	Common stock, authorized 20,000,000 shares: no par
        value; 14,838,657 shares issued at March 31, 2009
        and December 31, 2008, respectively			  47,001,741 		   46,920,288

	Treasury stock, 595,248 shares at both March 31,
        2009 and December 31, 2008, respectively                    (952,513)                (952,513)
	Accumulated US 1 Industries, Inc. deficit		 (27,228,680)		  (26,249,640)
					                        _____________            _____________

	   Total US 1 Industries, Inc. shareholder's equity	  18,820,548 		   19,718,135
	Noncontrolling Interests                                     829,988                  846,443
                                                                _____________            _____________
	   Total equity						  19,650,536 		   20,564,578
                                                                _____________            _____________

	    Total liabilities and shareholders' equity		 $47,753,688 		  $51,004,490
								=============		 =============








The accompanying notes are an integral part of the consolidated financial statements.

                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                MARCH 31, 2009 AND MARCH 31, 2008 (UNAUDITED)



      				                       March 31, 2009		March 31, 2008
				                        (Unaudited)		(Unaudited)

OPERATING REVENUES					$44,212,904		$41,740,278

OPERATING EXPENSES:
	Purchased transportation                         30,688,183              29,549,377
	Commissions					  5,829,511 		  5,335,809
	Insurance and claims				  1,566,942 		  1,335,236
	Salaries, wages and other			  4,164,809 		  2,789,069
	Other operating expenses                          2,804,320 		  1,678,741
                                                        ____________		____________

	    Total operating expenses		  	 45,053,765 		 40,688,232
							____________		____________

OPERATING (LOSS) INCOME				           (840,861)		  1,052,046
							____________		____________

NON-OPERATING INCOME (EXPENSE)
	Interest income			                      9,161 		      3,025
	Interest expense                                   (161,246)                (23,343)
	Other income (expense)				    120,179 		     37,235
							____________		____________
	    Total non operating (expense) income   	    (31,906)		     16,917

NET (LOSS) INCOME BEFORE INCOME TAXES			$  (872,767)		$ 1,068,963
	Income tax expense				     82,728 		     70,991
							____________		____________

NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST        $  (955,495)		$   997,972
	Income attributable to noncontrolling interest	     23,545 		    308,242
							____________		____________

NET (LOSS) INCOME AVAILABLE TO COMMON SHARES		$  (979,040)		$   689,730
							____________ 		____________

	Basic and Diluted Net (Loss) Income per
          Common Share			 		$     (0.07)		$      0.05

	Weighted Average Shares Outstanding
	    Basic and Diluted			 	 14,243,409 		 14,243,409



The accompanying notes are an integral part of the consolidated financial statements.


                                                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008


													           Total
											   		   US1 Industries, Inc.
					Common Stock			Treasury 		 Accumulated	Stockholders' Noncontrolling
				   Shares	    Amount	  Shares	   Amount	   Deficit	   Equity	 Interests
				_____________________________________________________________________________________________________________

Balance at January 1, 2009	 14,838,657 	$46,920,288 	 (595,248)	 $(952,513)	 $(26,249,640)	 $19,718,135 	 $846,443

Net (loss) income for the
three months ended March 31,
2009	                             -                -              -                -              (979,040)      (979,040)	   23,545

Stock Compensation Expense	     -              81,453           -                -                  -            81,453         -

Distribution to noncontrolling
interests	                     -                -              -                -                  -              -        (40,000)
				__________________________________________________________________________________________________________

Balance at March 31, 2009	 14,838,657 	$47,001,741 	 (595,248)       $(952,513)	 $(27,228,680)	 $18,820,548 	 $829,988
				==========================================================================================================

























The accompanying notes are in integral part of the consolidated financial statements.

                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   MARCH 31, 2009 AND MARCH 31, 2008 (UNAUDITED)

		                                         Three Months Ended March 31,
		                                            2009	            2008
		                                         (Unaudited) 	         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income		    		 	   (979,040)	           689,730
Adjustments to reconcile net (loss) income
to net cash provied by operating activities
        Depreciation and amortization	           	    370,921 	            39,723
	Stock compensation expense	           	     81,453 	             -
	Provision for bad debts	 		   	    523,216 	 	   138,422
	Noncontrolling interest	 		    	     23,545 		   308,242
	Changes in operating assets and liabilities:
	 Accounts receivable - trade	 		  3,402,094 		  (804,626)
	 Other receivables	 			 (1,001,792)		  (650,040)
	 Notes receivable	 			    310,381 		  (183,007)
	 Prepaid expenses and other current assets	    (79,221)		   121,569
	 Accounts payable	 			  1,369,954 		 1,264,877
	 Insurance and claims	 			     37,921 		   (63,479)
	 Other accrued expenses	 			   (299,266)		  (421,287)
							____________		____________
	    Net cash provided by operating activities	  3,760,166 		   440,124

CASH FLOWS FROM INVESTING ACTIVITIES:
	 Additions to equipment	 			    (10,988)		   (58,012)
	Goodwill purchase accounting adjustment	 	    (37,896)		      -
	 Proceeds from sales of fixed assets 		       - 		     2,421
							____________		____________
	    Net cash used in investing activities	    (48,884)		   (55,591)
							____________		____________

CASH FLOWS FROM FINANCING ACTIVITIES:
	 Net borrowings under the line of credit  	     39,596 	 	   167,606
	 Change in bank overdraft	 		 (3,090,613)		  (504,139)
	 Capital lease payments	 			    (44,864)		      -
	 Principal payments of long term debts	 	   (332,989)		      -
	 Distributions to noncontrolling interests	    (40,000)		   (48,000)
							____________		____________
	    Net cash used in financing activities	 (3,468,870)	 	  (384,533)
							____________		____________
NET CHANGE IN CASH		                            242,412 	              -

CASH, BEGINNING OF PERIOD		                       - 	              -
CASH, END OF PERIOD		                           $242,412 	        $     -
							____________		____________
	Cash paid for interest	                     	$   146,000 	 	$   87,000
	Cash paid for income taxes	 		$   200,000 	 	$  187,982

The accompanying notes are an integral part of the consolidated financial statements.


                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1. BASIS OF PRESENTATION

        The accompanying consolidated balance sheet as of March 31, 2009 and the consolidated statements of income and cash flows for the three month periods ended March 31, 2009 and 2008, and the statement of shareholders' equity for the three months ended March 31, 2009 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries ("the Company") audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS 142, and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for the Company as of January 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The adoption of this staff position did not have a material impact on the Company's consolidated financial statements.

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

        Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") which delayed the effective date of SFAS No. 157 "Fair Value Measurements" for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis such as reporting units measured at fair value for goodwill impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial assets and liabilities initially measured at fair value in a business combination, or nonfinancial long-lived assets measured at fair value for impairment assessment. This standard did not have a material impact on the Company's results of operations or financial condition.

	Effective January 1, 2009, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No. 160,"Noncontrolling Interests in Consolidated Financial Statements" SFAS No. 160 amends Accounting Research Bulletin No. 51,"Consolidated Financial Statements" ("ARB 51") and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS
No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The Company applied the provisions of SFAS No. 160 retrospectively. As a result, noncontrolling interests of $846,443 were reclassified from the liability section to equity in the December 31, 2008 balance sheet. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under SFAS No. 160.

3. RECLASSIFICATIONS

        Certain reclassifications have been made to the previously reported 2008 financial statements to conform with the 2009 presentation.

4. EARNINGS PER SHARE

        The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.










                                                                     Three Months Ended March 31,
 Numerator                                                             2009            	 2008
								  ______________     ______________
 Net (loss) income available to common
      shareholders for basic and diluted EPS                       $   (979,040)     $    689,730
 Denominator
      Weighted average common shares
      outstanding for basic and diluted EPS                          14,243,409        14,243,409

	The outstanding stock options granted to two employees as part of the acquisition of ARL Transport, LLC ("ARL"), in December 2008, have been excluded from the calculation of earnings per share because the effect would be anti-dilutive.

	The Company has no other options or warrants to purchase common stock outstanding.

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

6. BANK LINE OF CREDIT

        The Company and its subsidiaries have a $22.0 million line of credit that matures on October 1, 2010. This line of credit was increased on December 18, 2008 from $15.0 million to $22.0 million in conjunction with the ARL acquisition. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $10.6 million at March 31, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of March 31, 2009, the interest rate on this line of credit was 4.413%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2009, the outstanding borrowings on this line of credit were $11.4 million and $1.8 million was outstanding at March 31, 2008. The significant increase relates to funding the retirement of $10 million of debt assumed in the ARL acquisition.

        This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At March 31, 2009, the Company was not in compliance with certain financial covenants and as of the date of this filing has not yet received a waiver from its lender. The Company is currently in default of its loan agreement, however has not been notified by the lender that the outstanding balance will be called immediately. If the outstanding balance were called, the Company would not have the ability to pay-off the outstanding balance. The Company is currently working with its lender to amend the covenants such that they will be in compliance with the covenants for the remainder of the year. At December 31, 2008 and March 31, 2008, the Company was in compliance with these financial covenants. Because the line-of-credit contains both a subjective acceleration clause and a lockbox arrangement, the Company has classified the balance outstanding under this line-of-credit agreement as a current liability at March 31, 2009 and 2008.
The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2009 and 2008. Historically the revolving line of credit has been extended prior to maturity.

        On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at March
31, 2009.

7. EQUITY TRANSACTIONS

        In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 200,000 options to purchase shares of common stock at an exercise price of $0.80 per share. These options vest over 4 years. The fair value of these options of $0.1 million was calculated using a Black Scholes Model. During the first quarter 2009, the Company recorded stock compensation expense of $0.08 million. These options have been excluded from the calculation of earnings per share because the effect would be anti-dilutive. The Company has no other options or warrants to purchase common stock outstanding as of March 31, 2009.

8. LEGAL PROCEEDINGS

        The Company and its subsidiaries are involved in certain litigation matters in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

9. INCOME TAXES

        The Company files a consolidated U.S income tax return and tax returns in various states and local jurisdictions. Income tax expense of $.08 and $.07 for the three months ended March 31, 2009 and 2008 respectively, is for estimated tax payments to various state and local jurisdictions. Each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors. As such, each subsidiary is not able to obtain state tax benefits for the losses generated by the consolidated entity and is required to pay quarterly state taxes. As a result, the effective tax rate will vary from the statutory rate.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

        You should read the following discussion regarding the Company and its subsidiaries along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2009 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

        The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2009 and 2008 and in the Company's Form 10-K for its fiscal year ended December 31, 2008, are essential to obtain an understanding of the comparisons and are incorporated by reference into the discussion that follows.

        Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable between the three months ended March 31, 2009 and March 31, 2008.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The following table sets forth the percentage relationships of expense items to revenue for the three months ended March 31, 2009 and March 31, 2008:


	       				 2009			 2008
				       __________	      ___________
Revenue					100.0	%		100.0	%
Operating expenses:
    Purchased transportation		 69.4 		 	 70.8
    Commissions	13.2 			 12.8
    Insurance and claims		  3.6 			  3.2
    Salaries, wages and other		  9.4 			  6.7
    Other operating expenses		  6.3 			  4.0
					________		________

       Total operating expenses		101.9 			 97.5
					________		________

Operating (loss) income			 (1.9)			  2.5






        The Company's operating revenues increased by $2.5 million to $44.2 million for the three months ended March 31, 2009 from $41.7 million for the same period in 2008. This is an increase of 5.9%. The increase is primarily attributable to the acquisition of ARL Transport, LLC ("ARL") during December 2008. The additional revenue from the newly acquired operation offset the significant revenue declines at a number of other existing subsidiaries.
This decline is largely attributable to a decrease in load volume from various larger customers of the Company, which we believe is attributable to the general slowing economy.

        Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission together decreased 1.0% as a percentage of revenue for the three months ended March 31, 2009 from the same period of time in 2008. Purchased transportation expense decreased 1.4% as a percentage of operating revenue from 70.8% for the three months ended March 31, 2008 to 69.4% for the three months ended March 31, 2009. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.
In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.
This decrease was somewhat offset by the increase in commission expense of 0.4% of operating revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

        Salaries expense is not directly variable with revenue and increased approximately $1.4 million for the three months ended March
31, 2009 compared to the same period of time in 2008. This increase in salaries expense is primarily attributable to the failure to reduce salaries in proportion to the decrease in sales during the first quarter of 2009. Salaries expense increased 2.7% as a percentage of operating revenue from 6.7% for the three months ended March 31, 2008 to 9.4% for the three months ended March 31, 2009. Some of the increase in salaries expense as a percentage of revenue included severance pay during the first quarter of 2009 as well as expenses associated with the acquisition of ARL.

         Insurance and claims increased slightly to 3.6% of operating revenue for the three months ended March 31, 2009 from 3.2% for the same period of time in 2008. This was an increase of $0.02 million for the three months ended March 31, 2009 compared to the same period of time in 2008. This increase is primarily attributable to insurance and claims expense at the newly acquired subsidiary, ARL. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

        Other operating expenses increased to 6.3% of revenue for the three months ended March 31, 2009 from 4.0% of revenue for the three months ended March 31, 2008. The actual dollar amount increased by approximately $1.1 million to approximately $2.8 million for the three months ended March 31, 2009 compared to approximately $1.7 million for the three months ended March 31, 2008. This increase is attributable to several factors. The Company experienced a defalcation related to accounts receivable which resulted in an increase in the Company's bad debt expense of approximately $0.5 million during the first quarter of 2009. In addition, the Company experienced increases in rent expense, depreciation expense, and amortization expense, many of these increases are associated with the ARL subsidiary acquired in December 2008.

        Interest expense increased $0.14 million from $0.02 million for the three months ended March 31, 2008 to $0.16 million for the three months ended March 31, 2009. This increase is primarily attributable to increased borrowings as part of the acquisition of ARL. Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of March 31, 2009 the interest rate on this line of credit was 4.413%.

        Other income includes income from rental property, storage and equipment usage fees and other administrative fee income. Other income increased $0.08 million from $0.04 million for the three months ended March 31, 2008 to $0.12 million for the three month's ended March 31, 2009.

        The Company also recognized noncontrolling interest expense of $0.02 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008 relating to the minority shareholders' portion of income generated by our majority owned subsidiaries, Carolina National Transportation, LLC and US1 Logistics, LLC.

        Income tax expense remained relatively consistent at $0.08 million for the three months ended March 31, 2009 compared to $0.07 million for the three months ended March 31, 2008. Income tax expense is primarily related to state and local taxes, as each subsidiary is required to file stand-along state tax returns, and is not able to obtain the benefit of losses generated by the consolidated entity.

        As a result of the factors outlined above, the Company experienced a net loss in the amount of $1.0 million for the three months ended March 31, 2009 compared to net income of $0.7 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Company's financial position deteriorated. The Company had shareholders' equity of $19.7 million at March 31, 2009 compared with $20.6 million at December 31, 2008.

        Net cash provided by operating activities increased $3.3 million from $0.4 million for the three months ended March 31, 2008 to $3.7 million for the three months ended March 31, 2009. Working capital needs provided cash of $3.7 million during the three months ended March 31, 2009. For the three months ended March 31, 2008, working capital needs used cash of $0.7 million.

        The Company experienced a decrease in accounts receivable for the three months ended March 31, 2009 due to an increase in cash payments from customers accompanied by a decrease in revenues and a reduction in the fuel surcharge for the three months ended March 31, 2009.

        Other receivables used cash for the three months ended March 31, 2009 in the amount of $1.0 million compared to $0.7 million for the same period in 2008. The largest contributor to this change is an increase in owner operator advances associated with the daily operations of the Company.

        Accounts Payable provided $1.4 million in cash for the three months ended March 31, 2009 compared to $1.3 million for the same period in 2008. This decrease in accounts payable during the three months ended March 31, 2009 is attributable to timing as well as decreases in fuel surcharge paid to the owner operators.

        Net cash used in investing activities was $0.01 million for the three months ended March 31, 2009 compared to $.05 million for the same period in
2008.   The net cash used in investing activities is primarily due to the purchase of fixed assets.

        Net cash used in financing activities increased $3.1 million from $0.3 million for the three months ended March 31, 2008 to $3.5 million for the three months ended March 31, 2009. The reduction in the bank overdraft used net cash of $3.1 million for the three months ended March 31, 2009 compared to using net cash of $0.5 million for the three months ended March 31, 2008. For the three months ended March 31, 2008, net borrowings under the line of credit were $0.1 million compared to $0.04 million for the three months ended March
31, 2009. Net borrowings under the line of credit decreased for the three months ended March 31, 2009. For the three months ended March 31, 2009, the Company distributed $0.04 million to minority shareholders of the Company's majority owned subsidiaries, Carolina National Transportation, LLC and US1 Logistics, LLC compared to $0.05 million for the three months ended March
31, 2008. Net cash used in repayments of debt was $0.3 million for the three months ended March 31, 2009.

        The Company and its subsidiaries have a $22.0 million line of credit that matures on October 1, 2010. This line of credit was increased on December 18, 2008 from $15.0 million to $22.0 million in conjunction with the ARL acquisition. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under this line of credit was $10.6 million at March 31, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month
LIBOR" plus 4.35%.  As of March 31, 2009, the interest rate on this line of
credit was 4.413%.    The Company's accounts receivable, property, and other
assets collateralize advances under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2009, the outstanding borrowings on this line of credit were $11.4 million and $1.8 million was outstanding at March 31, 2008. The significant increase relates to funding the retirement of $10 million of debt assumed in the ARL acquisition.

        This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. Financial covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At March 31, 2009, the Company was not in compliance with certain financial covenant and as of the date of this filing has not yet received a waiver from its lender. The Company is currently in default of its loan agreement, however has not been notified by the lender that the outstanding balance be called immmediately. If the outstanding balance were called, the Company would not have the ability to pay-off the outstanding balance. The Company is currently working with its lender to amend the covenants such that they will be in compliance with the covenants for the remainder of the year. Because the line-of-credit contains both a subjective acceleration clause and a lockbox arrangement, the Company has classified the balance outstanding under this line-of-credit agreement as a current liability at March 31, 2009 and 2008. At December 31, 2008 and March 31, 2008, the Company was in compliance with these financial covenants. The balance outstanding under this line-of-credit agreement is classified as a current liability at March 31, 2009 and 2008 as the line of credit contains both a subjective acceleration clause and a lockbox agreement. Historically the revolving line of credit has been extended prior to maturity.

        On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at March 31, 2009.

        The Company's primary sources of liquidity consist of cash on hand generated through operations and availability under the line of credit agreement. The Company believes these sources are sufficient to operate its business and meet its obligations.

Certain Relationships and Related Transactions.

        One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services and the overhead.

        The Company has approximately $0.01 million of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2009.

        One of the Company's insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company, and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2008, 2007 and 2006, cash paid to AIFE for insurance premiums and deductibles was approximately $4.9 million, $6.0 million, and $5.4 million, respectively.

        The Company has an investment in AIFE which is accounted for under the cost method as the Company has not exercised control over AIFE. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE payable to US1 Industries, Inc. or its subsidiaries for the three months ended March 31, 2009 and 2008. In the future, the Company's control over AIFE or the structure of AIFE could change, which might require the Company to consolidated AIFE. The Company has not determined what, if any impact a change in its control over AIFE or AIFE's structure and a resulting consolidation of AIFE would have with respect to the market value of the Company, but as of December 31, 2008 AIFE had a recorded unaudited surplus of approximately $11.1 million.



        If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2008 or the three months ended March 31, 2009.

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

        At March 31, 2009 and 2008, the Company paid consulting fees to Robert Scissors, one of its directors, relating to insurance services.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company has a revolving line of credit with U.S. Bank which currently bears interest at the "One Month LIBOR" plus 3.35% (at March 31, 2009 the interest rate was 4.413%). The interest rate was based on certain financial covenants. A one percentage point change in the LIBOR rate would result in approximately $0.1 million in additional expense annually.

        On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 2011 to February 1, 2012. The agreement provided for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement and U.S. Bank pays interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at March 31, 2009.

Item 4.  CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 4T. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in the Company's internal control over financial reports (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

May 20, 2009