Form 10-Q
period 2009-06-30
US 1 INDUSTRIES INC
filed 2009-08-12
CIK 351498

FORM 10-Q


            ________________________________________________


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                            QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 2009.

                      Commission File No.  1-8129.


                         US 1 INDUSTRIES, INC.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)

          Indiana                              95-3585609
________________________	  ___________________________________
(State of Incorporation)          (I.R.S. Employer Identification No.)


 336 W. US 30,Valparaiso, Indiana                    46385
_______________________________________		   __________
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


As of August 5, 2008 there were 14,243,409 shares of registrant's common stock outstanding.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
       JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008



Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS

							June 30, 2009		December 31, 2008
							 (Unaudited)

Cash		 					$     121,947 		      $        -
Accounts receivable-trade, less allowances for
  doubtful accounts of $1,844,000 and
  $1,360,000, respectively				   24,867,394 			30,054,657

Other receivables, including receivables due from
 affiliated entities of $679,000 and $964,000,
 respectively				  		    5,037,083 		 	 4,676,388
Prepaid expenses and other current assets		    2,497,698 		 	 2,214,218
Current deferred income tax asset		 	    2,165,913 		 	 1,444,670
							_____________		      _____________
   Total current assets					   34,690,035 			38,389,933

FIXED ASSETS:
Land		 					      195,347 		 	   195,347
Equipment		 				    2,413,266 		 	 2,286,465
Leasehold Improvements		 			      347,781 	   		   302,773
Less accumulated depreciation and amortization		   (1,132,432)		 	  (833,771)
							_____________		      _____________
    Net property and equipment			            1,823,962 			 1,950,814
							_____________		      _____________

Non-current deferred income tax asset	 			  -   		 	   721,243
Notes receivable - long term		 		      886,252 		 	 1,314,395
Intangible assets, net		 			    3,274,336 		 	 3,736,000
Goodwill		 				    4,860,342 		 	 4,756,943
Other assets		 				        8,700 		 	   135,162
							_____________		      _____________
    Total Assets		 			 $ 45,543,627 		      $ 51,004,490
							=============		      =============







The accompanying notes are an integral part of the consolidated financial statements.

             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
       JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008


							June 30, 2009		December 31, 2008
							  (Unaudited)

CURRENT LIABILITIES:
	Revolving line of credit			$ 11,218,847 		    $ 11,312,690
	Bank overdraft		 				 - 		       3,090,613
	Current portion of capital lease obligation	      34,598 		         107,196
	Current portion of long-term debt		   1,101,565 		       1,372,546
	Accounts payable				  10,485,952 		       9,987,291
	Insurance and claims		 		   1,634,638 		       1,836,391
	Other accrued expenses		 		   1,431,826 		       1,871,800
							_____________		    _____________

	   Total current liabilities			  25,907,426 		      29,578,527

LONG-TERM DEBT, less current portion			     594,741 		         817,277

CAPITAL LEASE, less current portion			      76,421 		          44,108

SHAREHOLDERS'  EQUITY:
	Common stock, authorized 20,000,000 shares:
        no par value; 14,838,657 shares issued at
        June 30, 2009 and December 31, 2008,
        respectively		                          46,973,512 		      46,920,288

	Treasury stock, 595,248 shares at both
        June 30, 2009 and December 31, 2008,
        respectively		                            (952,513)		        (952,513)
	Accumulated US 1 Industries, Inc. deficit	 (26,977,426)		     (26,249,640)
							______________		    ______________

	Total US 1 Industries, Inc. shareholder's
        equity						  19,043,573 		      19,718,135
	 Noncontrolling Interests		             (78,534)		         846,443
							______________		     _____________
	   Total equity		                          18,965,039 		      20,564,578
							______________		     _____________
	    Total liabilities and shareholders'
	    equity		 			$ 45,543,627 		    $ 51,004,490
							==============		    ==============







The accompanying notes are an integral part of the consolidated financial statements.

                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

					        Three Months Ended 			       Six Months ended
					             June 30,				            June 30,
					     2009		    2008		    2009		   2008
					 (Unaudited)	         (Unaudited)		 (Unaudited)		(Unaudited)
OPERATING REVENUES			 $ 45,017,360 		 $ 44,946,889 		 $ 89,230,264 		 $ 86,687,167

OPERATING EXPENSES:
	Purchased transportation	   30,344,630 		   32,028,878 		   61,032,813 		   61,578,255
	Commissions			    6,496,286 		    5,699,929 		   12,325,797 		   11,035,738
	Insurance and claims		    1,157,472 		    1,487,325 		    2,724,414 		    2,822,561
	Salaries, wages and other	    4,043,764 		    2,608,341 		    8,208,573 		    5,397,410
	Other operating expenses	    2,762,016 		    1,930,879 		    5,566,336 		    3,609,620
					______________		______________		______________		______________

	    Total operating expenses	   44,804,168 		   43,755,352 		   89,857,933 		   84,443,584
					______________		______________		______________		______________

OPERATING (LOSS) INCOME			      213,192 		    1,191,537 		     (627,669)		    2,243,583
					______________		______________		______________		______________

NON-OPERATING INCOME (EXPENSE)
	Interest income		               36,394 		       20,067 		       45,555 		       23,092
	Interest expense		     (270,076)		      (36,483)		     (431,322)		      (59,826)
	Other income (expense)		       (4,397)		       44,041 		      115,782 		       81,276
					______________		______________		______________		______________
	   Total non operating (expense)
           income 		             (238,079)		       27,625 		     (269,985)		       44,542

NET (LOSS) INCOME BEFORE INCOME TAXES	$     (24,887)		 $  1,219,162 		 $   (897,654)		 $  2,288,125
	Income tax expense		       61,202 		       70,459 		      143,930 		      141,450
					______________		______________		______________		______________

NET (LOSS) INCOME BEFORE NONCONTROLLING
  INTEREST				$     (86,089)		 $  1,148,703 		 $ (1,041,584)		 $  2,146,675
	(Income) Expense attributable to
         noncontrolling interest	     (337,343)		      335,245 		     (313,798)		      643,487
					______________		______________		_______________		______________

NET (LOSS) INCOME AVAILABLE TO COMMON
  SHARES			 	$     251,254 		 $    813,458 		 $   (727,786)		 $  1,503,188
					==============		==============		===============		==============

	Basic and Diluted Net (Loss)
         Income per Common Share	$       0.02 		 $       0.06 		 $      (0.05)		 $       0.11

	Weighted Average Shares
	 Outstanding Basic and Diluted	  14,243,409 		   14,243,409 		   14,243,409 		   14,243,409

The accompanying notes are an integral part of the consolidated financial statements.


                               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                               FOR THE SIX MONTHS ENDED JUNE 30, 2009




													 Total US1
											   	      Industries, Inc.
				  Common Stock		      Treasury 		        Accumulated	Stockholders' Noncontrolling
				Shares	    Amount	  Shares     Amount	          Deficit	   Equity	Interests
				___________________________________________________________________________________________________

Balance at January 1, 2009	14,838,657   $ 46,920,288    (595,248)   $ (952,513)   $(26,249,640)   $ 19,718,135     $  846,443

Net (loss) income for the
six months ended June 30,
2009	                                 -              -           -             -        (727,786)      (727,786)      (313,798)

Stock Compensation Expense	         -         53,224           -             -               -         53,224              -

Distribution to
noncontrolling interests	         -              -           -             -               -              -       (611,179)
				__________________________________________________________________________________________________

Balance at June 30, 2009	 14,838,657   $ 46,973,512   (595,248)   $ (952,513)   $(26,977,426)   $ 19,043,573     $ (78,534)
				==================================================================================================
























The accompanying notes are in integral part of the consolidated financial statements.

               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED)

		                                             Six Months Ended June 30,
		                                            2009	            2008
		                                         (Unaudited) 	         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income		 			   (727,786)		   1,503,188
Adjustments to reconcile net (loss) income to net
cash provided by operating activities
	Depreciation and amortization	 		    766,005 		      81,859
	Loss (Gain) on disposal of assets	 	     41,938 		      (5,308)
	Stock compensation expense	 		     53,224 		           -
	Provision for bad debts	 			    726,946 	 	     428,140
	Noncontrolling interest			           (313,798)		     643,487
	Changes in operating assets and liabilities:
	 Accounts receivable - trade	 		  4,460,317 		  (4,762,678)
	 Other receivables	 			   (360,695)		  (1,020,225)
	 Notes receivable	 			    428,143 		    (753,729)
	 Prepaid expenses and other current assets	   (157,019)		    (242,363)
	 Accounts payable	 			    568,661 		   2,914,220
	 Insurance and claims	 			   (201,753)		      33,855
	 Other accrued expenses	 			   (439,974)		    (329,216)
							____________		______________
	    Net cash provided by (used in) operating
            activities	 			          4,844,209 		  (1,508,770)
							____________		______________
CASH FLOWS FROM INVESTING ACTIVITIES:
	 Additions to equipment	 		           (219,426)		    (125,395)
	 Goodwill purchase accounting adjustment	   (119,896)		           -
	 Proceeds from sales of fixed assets 	                  - 		      10,922
							____________		______________
	    Net cash used in investing activities	   (339,322)		    (114,473)
							____________		______________
CASH FLOWS FROM FINANCING ACTIVITIES:
	 Net repayments under the line of credit  	    (93,843)		   2,994,841
	 Capital lease payments	                            (53,052)		           -
	 Principal payments of long term debts	           (534,253)		           -
	 Distributions to noncontrolling interests	   (611,179)		    (568,000)
							____________		______________
	    Net cash (used in) provided by financing
            activities	 				 (1,292,327)		   2,426,841
   						        ____________		______________
NET CHANGE IN CASH		 			  3,212,560 		     803,598

CASH, BEGINNING OF PERIOD		 		 (3,090,613)		    (755,043)
							____________		______________
CASH, END OF PERIOD		 			$   121,947 		$     48,555
							============		==============

	Cash paid for interest	 			$   352,763 		$    121,545
	Cash paid for income taxes	 		$   442,445 		$    244,143

The accompanying notes are an integral part of the consolidated financial statements.

                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1. BASIS OF PRESENTATION

      The accompanying consolidated balance sheet as of June 30, 2009 and the consolidated statements of income and cash flows for the three and six month periods ended June 30, 2009 and 2008, and the statement of share-holders' equity for the six months ended June 30, 2009 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods.
The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries ("the Company") audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for a full year.

      The Company has evaluated events through August 12, 2009, the filing date of this Form 10-Q, and has determined that there were subsequent events to recognize or disclose in these financial statements. The Company's line of credit was amended on July 24, 2009.

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

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and nonfinancial liabilities. The implementation of SFAS 157 did not have any material impact on its consolidated financial condition or results of operations.

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

      Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 160,"Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51,"Consolidated Financial Statements" ("ARB 51") and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The Company applied the provisions of SFAS No. 160 retrospectively. As a result, noncontrolling interests of $846,443 were reclassified from the liability section to equity in the December 31, 2008 balance sheet. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under SFAS No. 160.

3. RECLASSIFICATIONS

      Certain reclassifications have been made to the previously reported 2008 financial statements to conform with the 2009 presentation.

4. ACQUISITIONS

      On December 18, 2008, the Company completed the acquisition of a 60% membership interest in ARL for $1.59 million. In addition, the prior shareholder of ARL can receive up to an additional $2.9 million in cash if ARL achieves certain revenue and earnings goals through 2012. The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company assessed the fair value of the acquired assets and assumed liabilities and allocated purchase price accordingly. For purposes of the allocation, it has allocated $3.6 million of the ARL purchase price to agent relationships which is an identifiable intangible asset with a finite life, currently estimated at 7 years. The Company is amortizing the intangible asset using an accelerated amortization method over the 7 year period.

      At the date of the acquisition of ARL, the book value attributable to the minority interest shareholder was a deficit, which the shareholder was not required to fund. As a result, the minority interest at the date of the acquisition was valued at zero and the amount allocated to goodwill was
increased by the deficit attributable to the minority interest.   The
resulting goodwill recorded on the date of the acquisition was approximately $4.8 million.

      The Company's goodwill is subject to, at a minimum, an annual fourth quarter impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company's estimates of future cash flows, future growth rates and management's judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company's estimates and assumptions used in the discounted cash flow valuation model should prove inaccurate as some future date, the result of operations for the period could be materially affected by an impairment of goodwill. The Company's fiscal 2009 year to date operating results have declined, which may have an adverse effect on the valuation of goodwill in the future.

      The results of ARL have been included in the consolidated financial statements of the Company for the period subsequent to the acquisition.

      The following unaudited pro forma financial information for the three and six months ended June 30, 2008 presents the consolidated operations of the Company as if the acquisition of ARL described above had been made on January 1, 2008, after giving effect to certain adjustments for the pro forma effects of the acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company's results of operations for any future period:

 			   As Reported 	    	    Pro Forma		  As Reported		   Pro Forma
			Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
			  June 30, 2009 	  June 30, 2008		     2009		     2008
			   (Unaudited)		   (Unaudited)		  (Unaudited)		  (Unaudited)
			__________________	__________________	______________		________________
Revenue		 	   45,017,360 	 	    62,135,763 		  89,230,264 	           119,800,152
Net Income (Loss)	      251,254 	 	       452,312 		    (727,786)	 	       876,166
Basic & Diluted Earnings
 Per Share		         0.02 	                  0.03 		       (0.05)	                  0.06





5. EARNINGS PER SHARE

      The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

				  Three Months Ended 		    Six Months Ended
				  2009	         2008		   2009	          2008
Numerator
	Net (loss) income
        available to common
        shareholders for basic
        and diluted EPS		$   251,254	$   813,458	$   (727,786)	$ 1,503,188

Denominator
	Weighted average common
        shares outstanding for
        basic and diluted EPS 	 14,243,409 	  14,243,409 	  14,243,409	 14,243,409

      The outstanding stock options granted to two employees as part of the acquisition of ARL Transport, LLC ("ARL"), in December 2008, have been excluded from the calculation of earnings per share because the effect would be anti-dilutive.

      The Company has no other options or warrants to purchase common stock outstanding.

6. REVENUE RECOGNITION

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

7. BANK LINE OF CREDIT

      The Company and its subsidiaries have a $17.5 million line of credit that was amended on July 24, 2009. The amendment included a reduction of the Revolving Line of Credit from $22.0 million to $17.5 million, the imposition of an unused fee, a restriction on distributions to minority interest holders, temporary replacement of certain financial covenants and the addition of a covenant on current maturities of long term debt other than debt to the Company's lender. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $6.3 million at June 30, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of June 30, 2009, the interest rate on this line of credit was 4.163%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company.
At June 30, 2009, the outstanding borrowings on this line of credit were $11.2 million and $4.6 million was outstanding at June 30, 2008.
The significant increase relates to funding the retirement of $10.0 million of debt assumed in the ARL acquisition.

      This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. At June 30, 2009, the Company is subject to one financial covenant of Minimum Quarterly EBITDA. Temporarily suspended covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At June 30, 2009, the Company was in compliance with its financial covenant.

      Because the line-of-credit contains both a subjective acceleration clause and a lockbox arrangement, the Company has classified the balance outstanding under this line-of-credit agreement as a current liability at June 30, 2009 and December 31, 2008.

      On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at June 30, 2009.

8. EQUITY TRANSACTIONS

      In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 200,000 options to purchase shares of common stock at an exercise price of $0.80 per share. These options vest over 4 years. The fair value of these options of $0.1 million was calculated using a Black Scholes Model. During 2009, the Company recorded stock compensation expense of $0.05 million. These options have been excluded from the calculation of earnings per share because the effect would be anti-dilutive. The Company has no other options or warrants to purchase common stock outstanding as of June 30, 2009.

9. LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in certain litigation matters in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

10. INCOME TAXES

      The Company files a consolidated U.S income tax return and tax returns in various states and local jurisdictions. Income tax expense of $.14 million for both the six months ended June 30, 2009 and 2008 is for estimated tax payments to various state and local jurisdictions. Each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors. As such, each subsidiary is not able to obtain state tax benefits for the losses generated by the consolidated entity, and is required to pay quarterly state taxes. As a result, the effective tax rate will vary from the statutory rate.

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

      The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June
30, 2009 and 2008 and in the Company's Form 10-K for its fiscal year ended December 31, 2008, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

      Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable between the three and six months ended June 30, 2009 and June 30, 2008.

Six months ended June 30, 2009 compared to the six months ended
June 30, 2008

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2009 and June 30, 2008:

	       				 2009			 2008
				       __________	      ___________
Revenue					100.00%			100.00%
Operating expenses:
    Purchased transportation		 68.40%		 	 71.04%
    Commissions				 13.81% 		 12.73%
    Insurance and claims		  3.05% 		  3.26%
    Salaries, wages and other		  9.20% 		  6.23%
    Other operating expenses		  6.24% 		  4.16%
					________		________

       Total operating expenses		100.70% 		 97.42%
					________		________

Operating (loss) income			  -.70%			  2.58%



      The Company's operating revenues increased by $2.5 million to $89.2 million for the six months ended June 30, 2009 from $86.7 million for the same period in 2008. This is an increase of 2.9%. The increase is primarily attributable to the acquisition of ARL Transport, LLC ("ARL") during December 2008. The additional revenue from the newly acquired operation offset the significant revenue declines at a number of other existing subsidiaries. This decline is largely attributable to a decrease in load volume from various larger customers of the Company, which we believe is attributable to the general slowing economy.

      Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission together decreased 1.6% from 83.8% as a percentage of revenue for the six months ended June 30, 2008 to 82.2% as a percentage of revenue for the same period of time in 2009. Purchased transportation expense decreased 2.6% as a percentage of operating revenue from 71.0% for the six months ended June 30, 2008 to 68.4% for the six months ended
June 30, 2009. A factor contributing to the decrease in purchased transportation was the decrease in percentage paid to independent owner operators at one of the Company's operations. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a
percentage of revenue.   This decrease in purchased transportation was
somewhat offset by an increase in commission expense of 1.0% of operating revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

      Salaries expense is not directly variable with revenue and has increased $2.8 million for the six months ended June 30, 2009 compared to the same period of time in 2008. This increase in salaries expense is primarily attributable to the failure to reduce salaries in proportion to the decrease in sales during the first quarter of 2009. Salaries expense increased 3.0% as a percentage of operating revenue from 6.2% for the six months ended June 30, 2008 to 9.2% for the six months ended June 30, 2009. Some of the increase in salaries expense as a percentage of revenue included severance pay during the first quarter of 2009 as well as expenses associated with the acquisition of ARL.

      Insurance and claims decreased slightly to 3.1% of operating revenue for the six months ended June 30, 2009 from 3.3% for the same period of time in 2008. This was a decrease of 0.2% of operating revenue for the six months ended June 30, 2009 compared to the same period of time in 2008. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.




Six months ended June 30, 2009 compared to the six months ended
June 30, 2008 (continued)

      Other operating expenses increased to 6.2% of revenue for the six months ended June 30, 2009 from 4.2% of revenue for the six months ended June 30, 2008. The actual dollar amount increased by approximately $2.0 million from $3.6 million for the six months ended June 30, 2008 to $5.6 million for the six months ended June 30, 2009. This increase is attributable to several factors. The Company experienced a defalcation related to accounts receivable which resulted in an increase in the Company's bad debt expense of approximately $0.5 million during the first quarter of 2009. In addition, the Company experienced increases in rent expense, depreciation expense, and amortization expense. Many of these increases are associated with the ARL subsidiary acquired in December 2008.

      Interest expense increased $0.4 million from $0.06 million for the six months ended June 30, 2008 to $0.43 million for the six months ended June 30, 2009. This increase is primarily attributable to increased borrowings as part of the acquisition of ARL. Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of June 30, 2009 the interest rate on this line of credit was 4.163%.

      Other income includes income from rental property, storage and equipment usage fees and other administrative fee income. Other income increased $0.04 million from $0.08 million for the six months ended June 30, 2008 to $0.12 million for the six month's ended June 30, 2009.

      The Company also recognized noncontrolling interest income of $0.3 million for the six months ended June 30, 2009 compared to $0.6 million loss for the six months ended June 30, 2008 relating to the minority shareholders' portion of loss or income generated by our majority owned subsidiaries, ARL Transport, LLC, Carolina National Transportation, LLC and US1 Logistics, LLC.

      Income tax expense remained consistent at $0.1 million for the six months ended June 30, 2009 and the six months ended June 30, 2008.
Income tax expense is primarily related to state and local taxes, as each subsidiary is required to file stand-alone state tax returns, and is not able to obtain the benefit of losses generated by the consolidated entity.

      As a result of the factors outlined above, the Company experienced a net loss in the amount of $0.7 million for the six months ended
June 30, 2009 compared to net income of $1.5 million for the six months ended June 30, 2008.













Three months ended June 30, 2009 compared to the three months ended
June 30, 2008.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2009 and June 30, 2008:

	       				 2009			 2008
				       __________	      ___________
Revenue					100.00%			100.00%
Operating expenses:
    Purchased transportation		 67.41%		 	 71.26%
    Commissions				 14.43%			 12.68%
    Insurance and claims		  2.57%			  3.31%
    Salaries, wages and other		  8.98%			  5.80%
    Other operating expenses		  6.14%			  4.30%
					________		________

       Total operating expenses		 99.53%			 97.35%
					________		________

Operating (loss) income			   .47%			  2.65%


      The Company's operating revenues increased by $0.07 million to $45.0 million for the three months ended June 30, 2009 from $44.9 million for the same period in 2008. This is an increase of 0.16%.
The additional revenue from the newly acquired operation offset the significant revenue declines at a number of other existing subsidiaries. This decline is largely attributable to a decrease in load volume from various larger customers of the Company, which we believe is attributable to the general slowing economy.

      Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission together decreased 2.1% as a percentage of revenue for the three months ended June 30, 2009 from the same period of time in 2008. Purchased transportation expense decreased
3.9% as a percentage of operating revenue from 71.3% for the three months ended June 30, 2008 to 67.4% for the three months ended June 30, 2009.
A factor contributing to the decrease in purchased transportation was the decrease in percentage paid to independent owner operators at one of the Company's operations. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. This decrease in purchased transportation was somewhat offset by an increase in commission expense of 1.8% of operating revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Three months ended June 30, 2009 compared to the three months ended
June 30, 2008 (continued)

      Salaries expense is not directly variable with revenue and increased approximately $1.4 million for the three months ended June 30, 2009 compared to the same period of time in 2008. This increase in salaries expense is primarily attributable to the failure to reduce salaries in proportion to the decrease in sales during the first quarter of 2009. Salaries expense increased 3.2% as a percentage of operating revenue from 5.8% for the three months ended June 30, 2008 to 9.0% for the three months ended June 30, 2009. This is primarily attributable to salaries and expenses associated with employees added with the acquisition of ARL.

      Insurance and claims decreased by 0.7% of operating revenue for the three months ended June 30, 2009 from 3.3% for the same period of time in 2008. This was a decrease of $0.3 million for the three months ended June 30, 2009 compared to the same period of time in 2008 A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

    Other operating expenses increased to 6.1% of revenue for the three months ended June 30, 2009 from 4.3% of revenue for the three months ended June 30, 2008. The actual dollar amount increased by approximately $0.9 million to approximately $2.8 million for the three months ended
June 30, 2009 compared to approximately $1.9 million for the three months ended June 30, 2008. This increase is attributable to several factors including increases in rent expense, depreciation expense, and amortization expense. Many of these increases are associated with the ARL subsidiary acquired in December 2008.

      Interest expense increased $0.23 million from $0.04 million for the three months ended June 30, 2008 to $0.27 million for the three months ended June 30, 2009. This increase is primarily attributable to increased borrowings as part of the acquisition of ARL. Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of June 30, 2009 the interest rate on this line of credit was 4.163%.

      Other income includes income from rental property, storage and equipment usage fees and other administrative fee income. Other income decreased $0.05 million for the three month's ended June 30, 2009.

      The Company also recognized noncontrolling interest income of $0.3 million for the three months ended June 30, 2009 compared to $0.3 million expense for the three months ended June 30, 2008 relating to the minority shareholders' portion of (loss) or income generated by our majority owned subsidiaries, ARL Transport, LLC, Carolina National Transportation, LLC and US1 Logistics, LLC.





Three months ended June 30, 2009 compared to the three months ended June 30, 2008 (continued)

      Income tax expense remained relatively consistent at $0.06 million for the three months ended June 30, 2009 compared to $0.07 million for the three months ended June 30, 2008. Income tax expense is primarily related to state and local taxes, as each subsidiary is required to file stand-alone state tax returns, and is not able to obtain the benefit of losses generated by the consolidated entity.

	As a result of the factors outlined above, the Company experienced net income in the amount of $0.25 million for the three months ended June 30, 2009 compared to net income of $0.81 million for the three months ended June 30, 2008.

	The Company's goodwill is subject to, at a minimum, an annual fourth quarter impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company's estimates of future cash flows, future growth rates and management's judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company's estimates and assumptions used in the discounted cash flow valuation model should prove inaccurate as some future date, the result of operations for the period could be materially affected by an impairment of goodwill. The Company's fiscal 2009 year to date operating results have declined, which may have an adverse effect on the valuation of goodwill.

Liquidity and Capital Resources

      During the six months ended June 30, 2009, the Company's financial position deteriorated. The Company had shareholders' equity of $19.0 million at June 30, 2009 compared with $20.6 million at December 31, 2008.

      Net cash provided by operating activities increased $6.3 million from using cash of $1.5 million for the six months ended June 30, 2008 to $4.8 million for the six months ended June 30, 2009. Working capital needs provided cash of $4.3 million during the six months ended June 30, 2009. For the six months ended June 30, 2008, working capital needs used cash of $4.2 million.

      The Company experienced a decrease in accounts receivable for the six months ended June 30, 2009 due to an increase in cash payments from customers accompanied by a decrease in revenues and a reduction in the fuel surcharge for the six months ended June 30, 2009.

      Other receivables used cash for the six months ended June
30, 2009 in the amount of $0.4 million compared to $1.0 million for the same period in 2008. The largest contributor to this change is a decrease in owner operator advances associated with the daily operations of the Company.

      Notes receivable provided cash for the six months ended
June 30, 2009 in the amount of $0.4 million compared to using cash of $0.8 million in the same period in 2008. The increase in cash provided was primarily a result of payments from agents with notes.
Liquidity and Capital Resources (continued)

      Accounts Payable provided $0.6 million in cash for the six months ended June 30, 2009 compared to $2.9 million for the same period in 2008. This decrease in cash provided from accounts payable during the six months ended June 30, 2009 is attributable to timing of payables made to owner operators as well as a lower levels of purchase transportation related to lower revenues.

      Net cash used in investing activities was $0.3 million for the six months ended June 30, 2009 compared to $0.1 million for
the same period in 2008.   The net cash used in investing
activities is primarily due to the purchase of fixed assets.

      Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2008 compared to net cash used in financing activities of $1.3 million for the six months ended June 30, 2009. This is a decrease of $3.7 million. For the six months ended June 30, 2009, net repayments under the line of credit were $0.01 million compared to borrowings of $3.0 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, the Company distributed $0.6 million to minority shareholders of the Company's majority owned subsidiaries. Net cash used in repayments of debt was $0.5 million for the six months ended June 30, 2009.

      The Company and its subsidiaries have a $17.5 million line of credit that was amended on July 24, 2009. The amendment included a reduction of the Revolving Line of Credit from $22.0 million to $17.5 million, the imposition of an unused fee, a restriction on distributions to minority interest holders, temporary replacement of certain financial covenants and the addition of a covenant on current maturities of long term debt other than debt to the Company's lender. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $6.3 million at June 30, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of June 30, 2009, the interest rate on this line of credit was 4.163%. The Company's accounts receivable, property, and other assets collateralize advances under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2009, the outstanding borrowings on this line of credit were $11.2 million and $4.6 million was outstanding at June 30, 2008.
The significant increase relates to funding the retirement of $10.0 million of debt assumed in the ARL acquisition.










Liquidity and Capital Resources (continued)

      This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. At June 30, 2009, the Company is subject to one financial covenant of Minimum Quarterly EBITDA. Temporarily suspended covenants include: minimum net worth requirements, maximum total debt service coverage ratio, and prohibition of additional indebtedness without prior authorization. At June 30, 2009, the Company was in compliance with its financial covenant.

      Because the line-of-credit contains both a subjective acceleration clause and a lockbox arrangement, the Company has classified the balance outstanding under this line-of-credit agreement as a current liability at June 30, 2009 and December 31, 2008.

      On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.
The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at June 30, 2009.

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

      The Company has approximately $0.7 million of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2009.

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


Certain Relationships and Related Transactions (continued)

      The Company has an investment in AIFE which is accounted for under the cost method as the Company has not exercised control over AIFE. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE payable to US1 Industries, Inc. or its subsidiaries for the three months ended June 30, 2009 and 2008. In the future, the Company's control over AIFE or the structure of AIFE could change, which might require the Company to consolidate AIFE. The Company has not determined what, if any impact a change in its control over AIFE or AIFE's structure and a resulting consolidation of AIFE would have with respect to the market value of the Company, but as of December 31, 2008 AIFE had a recorded surplus of approximately $11.1 million.

      If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2008 or the six months ended June 30, 2009.

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

      At June 30, 2009 and 2008,the Company paid consulting fees to Robert Scissors, one of its directors, relating to insurance services.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The Company has a revolving line of credit with U.S. Bank which currently bears interest at the "One Month LIBOR" plus 3.35% (at June 30, 2009 the interest rate was 4.163%). The interest rate was based on certain financial covenants. A one percentage point change in the LIBOR rate would result in approximately $0.11 million in additional expense annually.

      On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 2011 to February 1, 2012. The agreement provided for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement and U.S. Bank pays interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at June 30, 2009.


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

Item 4T. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in the Company's internal control over financial reports (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



















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

(b)(1)      Reports on Form 8-K

Form 8-K filed on July 29, 2009, furnishing information regarding the Company entering into a Sixth Amendment to Amended and Restated Loan Agreement and Eleventh Amendment to Revolving Loan Note (the
"Amendment") with U.S. BANK, a national banking association
("Lender").

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.


Michael E. Kibler
Chief Executive Officer



Harold E. Antonson
Chief Financial Officer



August 12, 2009