Form 10-Q
period 2009-09-30
US 1 INDUSTRIES INC
filed 2009-11-13
CIK 351498

FORM 10-Q

            ________________________________________________


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            QUARTERLY REPORT
                  PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2009.

                      Commission File No.  1-8129.

                          US 1 INDUSTRIES, INC.
      ______________________________________________________
      (Exact name of registrant as specified in its charter)

          Indiana                            95-3585609
_______________________		___________________________________
(State of Incorporation)        (I.R.S. Employer Identification No.)


   336 W. US 30,Valparaiso, Indiana                    46385
________________________________________            ___________
(Address of principal executive offices)            (Zip Code)

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes __ No _X__


As of November 5, 2009 there were 14,243,409 shares of registrant's common stock outstanding.







                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008


Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

ASSETS

		                      	     September 30, 2009		December 31, 2008
		                                 (Unaudited)
Accounts receivable-trade, less
allowances for doubtful accounts of
$1,240,000 and $1,360,000, respectively		 $ 26,594,056 		    $ 30,054,657

Other receivables, including receivables
due from affiliated entities of $250,000 and
$964,000, respectively		  		    4,719,699 		       4,676,388
Prepaid expenses and other current assets  	    2,064,610 		       2,214,218
Current deferred income tax asset		    2,165,913 		       1,444,670
						_____________		    ____________
   Total current assets		                   35,544,278 		      38,389,933

FIXED ASSETS:
Land		 				      195,347 		         195,347
Equipment		 			    2,405,867 		       2,286,465
Leasehold Improvements		    	              347,781 		         302,773
Less accumulated depreciation and amortization	   (1,279,155)		        (833,771)
						_____________		    ____________
    Net property and equipment		            1,669,840 		       1,950,814
						_____________		    ____________

Non-current deferred income tax asset		         -   		         721,243
Notes receivable - long term		              748,266 		       1,314,395
Intangible assets, net		                    3,043,504 		       3,736,000
Goodwill		                            4,780,639 		       4,756,943
Other assets		                                 -   		         135,162
						_____________		    ____________

    Total Assets		                 $ 45,786,527 		    $ 51,004,490
						=============		    ============






The accompanying notes are an integral part of the consolidated financial statements.

                            US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008



LIABILITIES AND SHAREHOLDERS' EQUITY

					September 30, 2009		December 31, 2008
					   (Unaudited)
CURRENT LIABILITIES:
  Revolving line of credit	 		$ 8,834,237 	 	$ 11,312,690
  Bank overdraft		 	  	  1,873,152 	 	   3,090,613
  Current portion of capital
    lease obligation				     33,847 		     107,196
  Current portion of long-term debt		    915,161 		   1,372,546
  Accounts payable		   	 	 11,706,953 	 	   9,987,291
  Insurance and claims		 		  1,494,235 	 	   1,836,391
  Other accrued expenses			  1,201,916 	 	   1,871,800
						___________		____________

   Total current liabilities			 26,059,501 		  29,578,527

LONG-TERM DEBT, less current portion		    454,898 		     817,277

CAPITAL LEASE, less current portion		     59,162 		      44,108

SHAREHOLDERS'  EQUITY:
  Common stock, authorized 20,000,000
  shares: no par value; 14,838,657 shares
  issued at September 30, 2009 and
  December 31, 2008, respectively		 46,975,931 		  46,920,288

  Treasury stock, 595,248 shares at both
  September 30, 2009 and December 31, 2008,
  respectively					   (952,513)		    (952,513)
  Accumulated US 1 Industries, Inc. deficit	(26,745,893)		 (26,249,640)
						___________		 ___________

  Total US 1 Industries, Inc.
  shareholder's equity				 19,277,525 		  19,718,135
   Noncontrolling Interests		            (64,559)		     846,443
						___________		 ___________
   Total equity		                         19,212,966 		  20,564,578
						___________		 ___________
  Total liabilities and shareholders'
  equity		 			$45,786,527 		 $51,004,490
						===========		 ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                              (UNAUDITED)

				       Three Months Ended 				Nine Months ended
				          September 30,					  September 30,
				   2009			   2008			    2009		   2008
				(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

OPERATING REVENUES		 $44,725,926 		 $46,060,907 		 $132,423,418 		 $132,748,074

OPERATING EXPENSES:
  Purchased transportation	  30,582,663 		  32,642,587 		  91,615,476 		   94,220,842
  Commissions			   6,612,716 		   6,192,030 		  18,938,513 		   17,227,768
  Insurance and claims		   1,186,977 		   1,482,117 		   3,911,391 		    4,304,678
  Salaries, wages and other	   3,224,944 		   2,369,704 		   9,900,745 		    7,767,114
  Other operating expenses	   2,679,477 		   1,889,574 		   8,245,813 		    5,499,194

    Total operating expenses	  44,286,777 		  44,576,012 		 132,611,938 		  129,019,596

OPERATING (LOSS) INCOME		     439,149 		   1,484,895 		    (188,520)		    3,728,478

NON-OPERATING INCOME (EXPENSE)
  Interest income		       3,534 		      (2,201)		      49,089 		       20,891
  Interest expense		    (127,727)		     (48,856)		    (559,049)		     (108,682)
  Other income (expense)	      44,349 		      48,188 		     160,131 		      129,464
    Total non operating
    (expense) income	    	     (79,844)		      (2,869)		    (349,829)		       41,673

NET (LOSS) INCOME BEFORE
INCOME TAXES			 $   359,305 		 $ 1,482,026 		 $  (538,349)		 $  3,770,150
  Income tax expense		      54,616 		     119,596 		     198,546 		      261,045

NET (LOSS) INCOME BEFORE
NONCONTROLLING INTEREST		 $   304,689 		 $ 1,362,430 		 $  (736,895)		 $  3,509,105
  (Income) Expense attributable
  to noncontrolling interest	      73,155 		     389,907 		    (240,643)		    1,033,394

NET (LOSS) INCOME AVAILABLE TO
COMMON SHARES			 $   231,534 		 $   972,523 		 $  (496,252)		 $  2,475,711



  Basic and Diluted Net (Loss)
  Income per Common Share	 $      0.02 		 $      0.07 		 $     (0.03)		 $       0.17

  Weighted Average Shares
  Outstanding
    Basic and Diluted		  14,243,409 		  14,243,409 		  14,243,409 		   14,243,409


The accompanying notes are an integral part of the consolidated financial statements.

                                  US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009


         										                            Total
											                     US1 Industries, Inc.
				       Common Stock			 Treasury    	      Accumulated	 Stockholders' 	     Noncontrolling
				  Shares   	  Amount	  Shares	   Amount	 Deficit	    Equity	        Interests
				___________________________________________________________________________________________________________________

Balance at January 1, 2009	14,838,657	 $46,920,288	  (595,248)	$(952,513)	$(26,249,640)	 $19,718,135		$  846,443

Net (loss) income for the
nine months ended
September 30, 2009	 	         - 		   - 	         - 		- 	    (496,252)  	    (496,252)	   	   240,643

Stock Compensation Expense	         - 	      55,643 	         - 		- 		   - 	      55,643 	         	 -

Distribution to noncontrolling
interests	                         - 		   - 	         - 		- 	  	   - 		   - 	  	  (670,359)
				__________	____________	___________	__________	_____________	____________		__________
Balance at September 30, 2009	14,838,657 	 $46,975,931      (595,248)	$(952,513)    	$(26,745,892)    $19,277,526 		$  416,727
				==========	============	===========	========== 	=============	============		==========



























The accompanying notes are in integral part of the consolidated financial statements.

                                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 (UNAUDITED)

		          					Nine Months Ended September  30,
							   2009			    2008
						    	(Unaudited) 		 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income		 			 (496,252)		   2,475,711
Adjustments to reconcile net (loss)
income to net cash provided by
operating activities
  Depreciation and amortization	 			1,164,631 		     123,596
  Loss (Gain) on disposal of assets	 		   32,132 		     (16,308)
  Stock compensation expense	 			   55,643 		           -
  Provision for bad debts	 			  992,614 		     648,401
  Noncontrolling interest	 			 (240,643)		   1,033,394
  Changes in operating assets and
  liabilities:
   Accounts receivable - trade	 			2,467,984 		  (4,809,109)
   Other receivables	 				  (43,311)		    (552,561)
   Notes receivable	 				  566,129 		    (660,657)
   Prepaid expenses and other current assets	 	  284,769 		    (493,088)
   Accounts payable	 				1,789,664 		     885,623
   Insurance and claims	 				 (342,156)		     324,457
   Other accrued expenses	 			 (669,884)		    (452,754)
      Net cash provided by (used in) operating 		__________		  ___________
      activities                                        5,561,320 		  (1,493,295)
							__________		  ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment	 				 (231,443)		    (150,845)
Goodwill purchase accounting adjustment	 		  (40,192)		           -
 Proceeds from sales of fixed assets 	 		    8,150 		      21,922
							__________		  ___________
    Net cash used in investing activities	 	 (263,485)		    (128,923)
							__________		  ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments under the line of credit  	       (2,478,453)		   2,187,703
 Increase (Decrease) in cash overdraft	 	       (1,217,461)		     262,812
 Capital lease payments	 				  (71,062)		           -
 Principal payments of long term debts	 		 (860,500)		           -
 Distributions to noncontrolling interests	 	 (670,359)		    (828,297)
    Net cash (used in) provided by financing 	       ___________		  ___________
    activities	 				       (5,297,835)		   1,622,218
						       ___________		  ___________
Net Change in Cash 		 			        - 		           -

CASH, BEGINNING OF PERIOD		 		        - 		           -
						       ___________		  ___________
CASH, END OF PERIOD		 			        - 		           -
						       ===========		  ===========

Cash paid for interest	 			      $   536,448 		 $   165,880
Cash paid for income taxes	 		      $   503,923 		 $   470,123

The accompanying notes are an integral part of the consolidated financial statements.

                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008



1. BASIS OF PRESENTATION

      The accompanying consolidated balance sheet as of September 30, 2009 and the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2009 and 2008, and the statement of shareholders' equity for the nine months ended September 30, 2009 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods. The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries ("the Company") audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year.

      The Company has evaluated events through November 13, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, a revision of SFAS No. 141, "Accounting for Business Combinations," which was primarily codified into Accounting Standards Codification ("ASC") Topic 805 -
"Business Combinations." The standard establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. It also provides disclosure requirements related to business combinations. This guidance is effective for fiscal years beginning after December 15, 2008. Should they occur, the Company will apply this guidance prospectively to business combinations with an acquisition date on or after the effective date.

      In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful life of Intangible Assets ("FSP 142-3"), which was primarily codified into ASC Topic 350. This standard amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS 142, and expands the disclosure requirements of SFAS 142. The provisions of this guidance are effective for the Company as of January 1, 2009. The provisions of this guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The adoption of this staff position did not have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, which was primarily codified into ASC Topic 820. This standard delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company has adopted this guidance as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The implementation of this guidance did not have any material impact on its consolidated financial condition or results of operations.

      Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which was primarily codified into ASC Topic 820, which delayed the effective date of SFAS No. 157 "Fair Value Measurements" for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis such as reporting units measured at fair value for goodwill impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial assets and liabilities initially measured at fair value in a business combination, or nonfinancial long-lived assets measured at fair value for impairment assessment. This standard did not have a material impact on the Company's results of operations or financial condition.

      Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which was primarily codified into ASC Topic 810 - "Consolidation". ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The Company applied the provisions of SFAS No. 160 retrospectively. As a result, noncontrolling interests of $846,443 were reclassified from the liability section to equity in the December 31, 2008 balance sheet. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under SFAS No. 160.

      In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which was primarily codified into ASC Topic 855 - "Subsequent Events." It establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In June 2009, the Financial Accounting Standards Board ("FASB") issued FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted
Accounting," which was Primarily Codified into ASC Topic 105 "Generally Accepted Accounting Standards." This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB launched FASB's new Codification (i.e. the Accounting Standards Codification "ASC"). The Codification supersedes existing GAAP for nongovernmental entities. The Company has revised its financial statement disclosure in compliance with the new codification system effective with its third quarter ended September 30, 2009.

3. RECLASSIFICATIONS

      Certain reclassifications have been made to the previously reported 2008 financial statements to conform with the 2009 presentation.

4. ACQUISITIONS

      On December 18, 2008, the Company completed the acquisition of a 60% membership interest in ARL for $1.59 million. In addition, the prior shareholder of ARL can receive up to an additional $2.9 million in cash if ARL achieves certain revenue and earnings goals through 2012. The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company recorded the fair value of the acquired assets and assumed liabilities and allocated purchase price accordingly. For purposes of the allocation, it has allocated $3.6 million of the ARL purchase price to agent relationships which is an identifiable intangible asset with a finite life, currently estimated at 7 years. At the date of the acquisition of ARL, the book value attributable to the minority interest shareholder was a deficit, which the shareholder was not required to fund. As a result, the minority interest at the date of the acquisition was valued at zero and the amount allocated to goodwill was increased by the deficit attributable to the
minority interest.   The resulting goodwill recorded on the date
of the acquisition was approximately $4.8 million.

      The Company's goodwill is subject to an annual fourth quarter impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company's estimates of future cash flows, future growth rates and management's judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company's estimates and assumptions used in the discounted cash flow valuation model should prove inaccurate at some future date, the result of operations for the period could be materially affected by an impairment of goodwill. The Company's fiscal 2009 year to date operating results have declined, which may have an adverse effect on the valuation of goodwill in the future.

      While the results of ARL have been included in the consolidated financial statements of the Company for the period subsequent to the acquisition, the following unaudited pro forma financial information for the three and nine months ended September 30, 2008 presents the consolidated operations of the Company as if the acquisition of ARL had been made on January 1, 2008. Certain adjustments have been included in this pro forma information for the three and nine months ended September 30, 2008 to present the effects of the acquisition as of the acquisition date. The Company made adjustments primarily for the amortization of intangible assets and non-controlling interest expense. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company's results of operations for any future period:


				   As Reported 		     Pro Forma		   As Reported		    Pro Forma
				Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
				September 30, 2009 	September 30, 2008	      2009		     2008
				   (Unaudited)	            (Unaudited)		  (Unaudited)	          (Unaudited)


Revenue		 		    44,725,926 	 	    63,826,722 		   132,423,418 	          183,626,874
Net Income (Loss)		       231,534 	 	       822,313 		      (496,252)	            2,101,339
Basic & Diluted Earnings
Per Share		 	          0.02 	 		  0.06 		         (0.03)	                 0.15












5. EARNINGS PER SHARE

      The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128. Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

					  Three Months Ended 		    Nine Months Ended

					   2009	        2008		     2009	 2008
Numerator
  Net income (loss) available
  to common shareholders for
  basic and diluted EPS		         $231,534     $972,523 	        $(496,252)     $2,475,711


Denominator
  Weighted average common shares
  outstanding for basic and
  diluted EPS
				      14,243,409    14,243,409 	       14,243,409     14,243,409


      The outstanding stock options granted to two employees as part of the acquisition of ARL Transport, LLC ("ARL"), in December 2008, have been excluded from the calculation of earnings per share because the effect would be anti-dilutive.

      The Company has no other options or warrants to purchase common stock outstanding.


6. REVENUE RECOGNITION

      Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," which was primarily codified into ASC topic 605. Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company follows guidance of this standard and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

7. BANK LINE OF CREDIT

      The Company and its subsidiaries have a $17.5 million line of credit that was amended on July 24, 2009. The amendment included a reduction of the Revolving Line of Credit from $22.0 million to $17.5 million, an unused fee, a restriction on distributions to minority interest holders, temporary replacement of certain financial covenants, and the addition of a covenant on current maturities of long term debt other than debt to the Company's lender. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $8.7 million at September 30, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of September 30, 2009, the interest rate on this line of credit was 4.60%. The Company's accounts receivable, property, and other assets are collateral under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2009, the outstanding borrowings on this line of credit were $8.8 million. The significant increase relates to funding the retirement of $10.0 million of debt assumed in the ARL acquisition.

      This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.
At September 30, 2009, the Company is subject to one financial covenant of Minimum Quarterly EBITDA. Temporarily suspended covenants include: prohibition of additional indebtedness without prior authorization (suspended until December 31, 2009), minimum net worth requirements and maximum total debt service coverage ratio (suspended until March 31, 2010). At September 30, 2009, the Company was in compliance with its financial covenant.

      The Company has classified the balance outstanding under this line of credit agreement as a current liability at September
30, 2009 and December 31, 2008 because the line of credit contains both a subjective acceleration clause and a lockbox arrangement.

      On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at September 30, 2009.

8. EQUITY TRANSACTIONS

      In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 200,000 options to purchase shares of common stock at an exercise price of $0.80 per share. These options vest over 4 years. The fair value of these options of $0.1 million was calculated using a Black Scholes Model. During 2009, the Company recorded stock compensation expense of $0.06 million. These options have been excluded from the calculation of earnings per share because the effect would be anti-dilutive. The Company has no other options or warrants to purchase common stock outstanding as of September 30, 2009.



9. LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in certain litigation matters in the normal course of its business.
Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

10. INCOME TAXES

      The Company files a consolidated U.S income tax return and tax returns in various states and local jurisdictions. Income tax expense of $0.20 million for nine months ended September 30, 2009 and $0.26 million for the nine months ended September 30, 2008 is for estimated tax payments to various state and local jurisdictions. Each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors. As such, each subsidiary is not able to obtain state tax benefits for the losses generated by the consolidated entity, and is required to pay quarterly state taxes. As a result, the effective tax rate will vary from the statutory rate.

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

      The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2009 and 2008 and in the Company's Form 10-K for its fiscal year ended December 31, 2008, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

      Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company has added certain operations, which utilize employees rather than independent agents, these non-variable expenses have increased and may not be directly comparable between the three and nine months ended September 30, 2009 and September 30, 2008.






Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 (continued)

The following table sets forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2009 and September 30, 2008:

					 2009			 2008
					_______			_______
Revenue					100.00%			100.00%
Operating expenses:
    Purchased transportation		 69.18%			 70.98%
    Commissions			 	 14.30%			 12.98%
    Insurance and claims	  	  2.95%			  3.24%
    Salaries, wages and other	  	  7.48%			  5.85%
    Other operating expenses	  	  6.23%			  4.14%
					_______			_______

       Total operating expenses		100.14%			 97.19%
					_______			_______

Operating (loss) income			 -0.14%			  2.81%


      The Company's operating revenues decreased slightly by $0.3 million to $132.4 million for the nine months ended September 30, 2009 from $132.7 million for the same period in 2008. This is an decrease of 0.2%. This decline is largely attributable to a decrease in load volume from various larger customers of the Company, which we believe is attributable to the general slowing economy. This decrease in volume was offset by an increase in revenue as a result of the ARL acquisition.

      Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission together decreased 0.5% from 84.0% as a percentage of revenue for the nine months ended September 30, 2008 to 83.5% as a percentage of revenue for the same period of time in 2009. Purchased transportation expense decreased 2.0% as a percentage of operating revenue from 71.0% for the nine months ended September 30, 2008 to 69.0% for the nine months ended September 30, 2009.
A factor contributing to the decrease in purchased transportation was the decrease in percentage paid to independent owner operators at one of the Company's operations. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically


Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 (continued)

be expected to remain relatively consistent as a percentage of
revenue.   This decrease in purchased transportation was somewhat
offset by an increase in commission expense of 1.3% of operating revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. There are operations that contract agents rather than utilize employees. In such instances this will lead to lower commission expense and higher salaries expense. This is one additional factor that contributes to a decrease in the combined commission and purchased transportation expense as a percentage of revenue and an increase in salaries expense.

      Salaries expense is not directly variable with revenue and has increased $2.1 million for the nine months ended September 30, 2009 compared to the same period of time in 2008. This increase in salaries expense is primarily attributable to the failure to reduce salaries in proportion to the decrease in sales during the first quarter of 2009. Salaries expense increased 1.6% as a percentage of operating revenue from 5.9% for the nine months ended September 30, 2008 to 7.5% for the nine months ended September 30, 2009. Some of the increase in salaries expense as a percentage of revenue included severance pay during the first quarter of 2009 as well as additional expense associated with the acquisition of ARL.

      Insurance and claims decreased slightly to 3.0% of operating revenue for the nine months ended September 30, 2009 from 3.2%
for the same period of time in 2008. This was a decrease of 0.2% of operating revenue for the nine months ended September 30, 2009 compared to the same period of time in 2008. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

      Other operating expenses increased to 6.2% of revenue for the nine months ended September 30, 2009 from 4.1% of revenue for the nine months ended September 30, 2008. The actual dollar amount increased by approximately $2.7 million from $5.5 million for the nine months ended September 30, 2008 to $8.2 million for the nine months ended September 30, 2009. This increase is attributable to several factors. The Company experienced a defalcation related to accounts receivable which resulted in an increase in the Company's bad debt expense of approximately $0.5 million during the first quarter and $.15 million in the third quarter of 2009. In addition, the Company experienced increases in rent expense, depreciation expense, and amortization expense. Many of these increases are associated with the ARL subsidiary acquired in December 2008.

      Interest expense increased $0.5 million from $0.1 million for the nine months ended September 30, 2008 to $0.6 million for the nine months ended September 30, 2009. This increase is primarily attributable to increased borrowings as part of the

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 (continued)

acquisition of ARL. Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of September 30, 2009 the interest rate on this line of credit was 4.60%.

      Other income includes income from rental property, storage and equipment usage fees and other administrative fee income. Other income increased $0.03 million from $0.13 million for the nine months ended September 30, 2008 to $0.16 million for the nine months ended September 30, 2009.

      Income tax expense decreased from $0.3 million for the nine months ended September 30, 2008 to $0.2 million for the nine months ended September 30, 2009. Income tax expense is primarily related to state and local taxes, as each subsidiary is required to file stand-alone state tax returns, and is not able to obtain the benefit of losses generated by the consolidated entity.

      The Company also recognized noncontrolling interest income of $0.2 million for the nine months ended September 30, 2009 compared to $1.0 million expense for the nine months ended September 30, 2008 relating to the minority shareholders' portion of loss or income generated by our majority owned subsidiaries, ARL Transport, LLC, Carolina National Transportation, LLC and US1 Logistics, LLC.

      As a result of the factors outlined above, the Company experienced a net loss in the amount of $0.5 million for the nine months ended September 30, 2009 compared to net income of $2.5 million for the nine months ended September 30, 2008.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following table sets forth the percentage relationships of expense items to revenue for the three months ended September 30, 2009 and September 30, 2008:

				         2009		 2008
					______		______
Revenue					100.00%		100.00%
Operating expenses:
    Purchased transportation		68.38%		70.87%
    Commissions				14.78%		13.44%
    Insurance and claims		 2.65%		 3.22%
    Salaries, wages and other		 7.21%		 5.14%
    Other operating expenses		 5.99%		 4.10%
					_______		_______
    Total operating expenses		99.02%		96.77%
					_______		_______
Operating (loss) income			 0.98%		 3.23%

Three months ended September 30, 2009 compared to the three months ended September 30, 2008 (continued)

      The Company's operating revenues decreased by $1.4 million to $44.7 million for the three months ended September 30, 2009 from $46.1 million for the same period in 2008. This is a
decrease of 2.9%.    This decline is largely attributable to a
decrease in load volume from various larger customers of the Company, which we believe is attributable to the general slowing economy. The decrease in volume was offset by an increase in revenue as a result of the ARL acquisition.

      Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission together decreased 1.2% as a percentage of revenue for the three months ended September 30, 2009 from the same period of time in 2008. Purchased transportation expense decreased 2.5% as a percentage of operating revenue from 70.9% for the three months ended
September 30, 2008 to 68.4% for the three months ended September
30, 2009. A factor contributing to the decrease in purchased transportation was the decrease in percentage paid to independent owner operators at one of the Company's operations. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. This decrease in purchased transportation was somewhat offset by an increase in commission expense of 1.3% of operating revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

      Salaries expense is not directly variable with revenue and increased approximately $0.9 million for the three months ended September 30, 2009 compared to the same period of time in 2008. Salaries expense increased 2.1% as a percentage of operating revenue from 5.1% for the three months ended September 30, 2008 to 7.2% for the three months ended September 30, 2009. This is primarily attributable to salaries and expenses associated with employees added with the acquisition of ARL.

      Insurance and claims decreased by 0.5% of operating revenue for the three months ended September 30, 2009. Insurance and claims were 3.2% of operating revenue for the three months ended September 30, 2008 versus 2.7% of operating revenue for the same period of time in 2009. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008 (continued)

      Other operating expenses increased to 6.0% of revenue for the three months ended September 30, 2009 from 4.1% of revenue for the three months ended September 30, 2008. The actual dollar amount increased by approximately $0.8 million to approximately $2.7 million for the three months ended September 30, 2009 compared to approximately $1.9 million for the three months ended September 30, 2008. This increase is attributable to several factors including increases in rent expense, depreciation expense, and amortization expense. Many of these increases are associated with the ARL subsidiary acquired in December 2008.

      Interest expense increased $0.08 million from $0.05 million for the three months ended September 30, 2008 to $0.13 million for the three months ended September 30, 2009. This increase is primarily attributable to increased borrowings as part of the acquisition of ARL. Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of September 30, 2009 the interest rate on this line of credit was 4.60%.

      Other income includes income from rental property, storage and equipment usage fees and other administrative fee income.
Other income remained consistent for the three month's ended
September 30, 2009.

      Income tax expense decreased to $0.06 million for the three months ended September 30, 2009 compared to $0.12 million for the three months ended September 30, 2008. Income tax expense is primarily related to state and local taxes, as each subsidiary is required to file stand-alone state tax returns, and is not able to obtain the benefit of losses generated by the consolidated entity.

      The Company also recognized noncontrolling interest expense of $0.07 million for the three months ended September 30, 2009 compared to $0.4 million expense for the three months ended September 30, 2008 relating to the minority shareholders' portion of (loss) or income generated by our majority owned subsidiaries, ARL Transport, LLC, Carolina National Transportation, LLC and US1 Logistics, LLC.

      As a result of the factors outlined above, the Company experienced net income in the amount of $0.2 million for the three months ended September 30, 2009 compared to net income of $1.0 million for the three months ended September 30, 2008.

      The Company's goodwill is subject to an annual fourth quarter impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company's estimates of future cash flows, future growth rates and management's judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company's estimates and assumptions used in the Three months ended September 30, 2009 compared to the three months ended September 30, 2008 (continued)

discounted cash flow valuation model should prove inaccurate as some future date, the result of operations for the period could be materially affected by an impairment of goodwill. The Company's fiscal 2009 year to date operating results have declined, which may have an adverse effect on the valuation of goodwill.

Liquidity and Capital Resources

      During the nine months ended September 30, 2009, the Company's financial position deteriorated. The Company had shareholders' equity of $19.3 million at September 30, 2009 compared with $19.7 million at December 31, 2008.

      Net cash provided by operating activities increased $7.1 million from using cash of $1.5 million for the nine months ended September 30, 2008 to providing $5.6 million for the nine months ended September 30, 2009. Working capital needs provided cash of $4.1 million during the nine months ended September 30, 2009.
For the nine months ended September 30, 2008, working capital needs used cash of $5.8 million.

      The Company experienced a decrease in accounts receivable for the nine months ended September 30, 2009 due to an overall reduction of volume of business when considering the impact of the ARL acquisition.

      Other receivables used cash for the nine months ended September 30, 2009 in the amount of $0.04 million compared to $0.6 million cash used for the same period in 2008. The largest contributor to this change is a decrease in owner operator advances associated with the daily operations of the Company.

      Notes receivable provided cash for the nine months ended September 30, 2009 in the amount of $0.6 million compared to using cash of $0.7 million in the same period in 2008. The increase in cash provided was primarily a result of payments from agents with notes.

      Accounts Payable provided $1.8 million in cash for the nine months ended September 30, 2009 compared to $0.9 million for the same period in 2008. This increase in cash provided from accounts payable during the nine months ended September 30, 2009 is attributable to timing of payments made to owner operators.

      Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2009 compared to $0.1 million
for the same period in 2008.   The net cash used in investing
activities is primarily due to the purchase of fixed assets.

      Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $1.6 million for the nine months ended September 30, 2008. This is a decrease of $6.9 million. For the nine months ended September 30, 2009, net repayments under the line of credit were $2.5 million compared to borrowings of $2.2 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the Company distributed $0.7 million to minority shareholders of the Company's majority owned subsidiaries. Net cash used in repayments of debt was $0.9 million for the nine months ended September 30, 2009. Cash overdraft decreased by $1.2 million during the nine months ended September 30, 2009 compare to a $0.3 million increase during the nine months ended September 30, 2008.

      The Company and its subsidiaries have a $17.5 million line of credit that was amended on July 24, 2009. The amendment included a reduction of the Revolving Line of Credit from $22.0 million to $17.5 million, the imposition of an unused fee, a restriction on distributions to minority interest holders, temporary replacement of certain financial covenants and the addition of a covenant on current maturities of long term debt other than debt to the Company's lender. This line of credit matures on October 1, 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $8.7 million at September 30, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of September 30, 2009, the interest rate on this line of credit was 4.60%. The Company's accounts receivable, property, and other assets are collateral under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2009, the outstanding borrowings on this line of credit were $8.8 million.

      This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.
At September 30, 2009, the Company is subject to one financial covenant of Minimum Quarterly EBITDA. Temporarily suspended covenants include: prohibition of additional indebtedness without prior authorization (suspended until December 31, 2009), minimum net worth requirements and maximum total debt service coverage ratio (suspended until March 31, 2010). At September 30, 2009, the Company was in compliance with its financial covenant.

      The Company has classified the balance outstanding under this line of credit agreement as a current liability at September
30, 2009 and December 31, 2008 because the line of credit contains both a subjective acceleration clause and a lockbox arrangement.

      On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap.  The
Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at September 30, 2009.

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

      The Company has approximately $0.6 million of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2009.

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

      The Company's investment in AIFE is accounted for under the cost method as the Company has not exercised control over AIFE. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE payable to US1 Industries, Inc. or its subsidiaries for the three months ended September 30, 2009 and 2008. In the future, the Company's control over AIFE or the structure of AIFE could change, which might require the Company to consolidate AIFE. The Company has not determined what, if any impact a change in its control over AIFE or AIFE's structure and a resulting consolidation of AIFE would have with respect to the market value of the Company, but as of December 31, 2008 AIFE had a recorded surplus of approximately $11.1 million.

      If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2008 or the nine months ended September 30, 2009.

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

      At September 30, 2009 and 2008,the Company paid consulting fees to Robert Scissors, one of its directors, relating to insurance services.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk

      The Company has a revolving line of credit with U.S. Bank which currently bears interest at the "One Month LIBOR" plus 3.35% (at September 30, 2009 the interest rate was 4.60%). The interest rate was based on certain financial covenants. A one percentage point change in the LIBOR rate would result in approximately $0.09 million in additional expense annually.

      On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 2011 to February 1, 2012. of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at September 30, 2009.

      The agreement provided for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement and U.S. Bank pays interest at the LIBOR rate times the notional amount the Company's primary sources of liquidity consist of cash on hand generated through operations and availability under the line of credit agreement. The Company believes these sources are sufficient to operate its business and meet its obligations.

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

Item 4T. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in the Company's internal control over financial reports (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

November 13, 2009