Form 10-K
period 2009-12-31
US 1 INDUSTRIES INC
filed 2010-03-16
CIK 351498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                      FORM 10-K

          _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2009.

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No.  1-8129

                               US 1 INDUSTRIES, INC.
   			_________________________________
            (Exact name of registrant as specified in its charter)

                Indiana                     95-3585609
  _______________________	 __________________________________
  (State of Incorporation)	I.R.S. Employer Identification No.

336 W. US Hwy 30, Valparaiso, Indiana		       46385
________________________________________             _________
(Address of principal executive offices)	     (Zip Code)

Registrant's telephone number, including area code:  (219) 476-1300

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class		Name of each exchange on which registered
 __________________________	_________________________________________
 Common Stock, no par value	               None

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.
Yes___  No___

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


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No_X__

The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,569,392 (based on the per share closing price on June 30, 2009, the last business day of the Company's second fiscal quarter.) For purposes of the forgoing statement, directors, officers and 10% shareholders of the registrant have been assumed to be affiliates.

On March 20, 2009, there were 14,243,409 shares of registrant's common stock outstanding.
































                       TABLE OF CONTENTS
PART I............................................................4

	Item 1.    Business.......................................4

        Item 1A.    Risk Factors..................................7

	Item 1B.    Unresolved Staff Comments.....................10

	Item 2.	   Properties.....................................10

	Item 3.    Legal Proceedings..............................11

	Item 4.    Reserved.......................................11

PART II...........................................................12

        Item 5.	   Market for Registrant's Common Equity, Related
                   Stockholder Matters, and Issuer Purchases of
                   Equity Securities..............................12

	Item 6.	   Selected Financial Data........................13

	Item 7.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..14

	Item 7A.    Quantitative and Qualitative Diclosures
                    about Market Risk.............................27

	Item 8.    Financial Statements and Supplementary
                   Data...........................................27

	Item 9.    Changes in and Disagreements with Accountants
  		   on Accounting and Financial Disclosure.........49

	Item 9A(T). Controls and Procedures.......................49

	Item 9B.    Other Information.............................50

PART III..........................................................52

	Item 10.   Directors, Executive Officers and Corporate
                   Governance.....................................52

	Item 11.   Executive Compensation.........................53

	Item 12.   Security Ownership of Certain Beneficial
		   Owners and Management and Related
                   Stockholder Matters............................55

	Item 13.   Certain Relationships, Related Transactions,
                   and Director Independence......................56

	Item 14.   Principal Accountant Fees and Services.........58

PART IV...........................................................59

	Item 15.   Exhibits and Financial Statement Schedules.....59

SIGNATURES........................................................62
                               PART I

Item 1.  Business

       US 1 Industries, Inc., is a holding company that owns subsidiary operating companies, most of which are interstate trucking companies operating in 48 states. For descriptive purposes herein, US 1 Industries, Inc. may hereinafter be referred to, together with its subsidiaries, as "US 1" or the "Company" and we refer to the subsidiaries that operate the trucking business as the "Operating Subsidiaries." The Company's business consists principally of truckload operations, for which the Company, through its subsidiaries, obtains a significant percentage of its business through independent agents, who then arrange with independent truckers to haul the freight to the desired destinations.

       US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981. In March 1994, the Company changed its name to US 1 Industries, Inc. In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana. The Company's subsidiaries consist of Antler Transport, LLC, AFT Transport, LLC, ARL, LLC (60% owned subsidiary), Blue and Grey Brokerage, Inc., Blue and Grey Transport, Inc., Bruin Motor Express, LLC, Cam Transport, Inc., Carolina National Logistics, Inc. (60% owned subsidiary), Carolina National Transportation, LLC, Five Star Transport, LLC, Freedom 1 LLC (formerly known as Freedom Logistics, LLC), Friendly Transport, LLC, Gulf Line Brokerage, Inc., Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC (60% owned subsidiary). Most of these subsidiaries operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies. The Company's operating subsidiaries generally maintain separate offices, have their own management teams, officers and directors, and are run independently of the parent and each other.

Operations

       The Operating Subsidiaries carry virtually all forms of freight transported by truck, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

       The Operating Subsidiaries conduct primarily a non-asset based business, contracting with independent truckers who generally own the trucks they drive and independent agents who own the terminals from which they operate. The Operating Subsidiaries pay the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods. The expenses related to the operation of the trucks are the responsibility of the independent contractors, and the expenses related to the operation of the terminals are the responsibility of the agents. Certain Operating Subsidiaries also subcontract ("broker") freight loads to other unaffiliated transportation companies. Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks. Like other truck transportation companies, however, US 1's revenues are affected by competition and the state of the economy and its impact on the customers and the collections of the Company.


Marketing and Customers

       The Operating Subsidiaries conduct the majority of this business through a network of independent agents who are in regular contact with shippers at the local level. The agents have facilities and personnel to monitor and coordinate shipments and respond to shippers' needs in a timely manner.

       These agents are typically paid a commission of 6% to 13% of the Company's revenues from the agents' trucking operations.

       During 2009, Operating Subsidiaries, utilized the services of approximately 168 agents. No agent has accounted for more than 10% of revenue during 2009, 2008 or 2007. The Company, through its subsidiaries, shipped freight for approximately 1,000 customers in 2009, none of which accounted for more than 10% of the Company's revenues.

Independent Contractors

       The independent contractors (persons who own the trucks) used by the Company, through its subsidiaries, enter into standard equipment operating agreements. The agreements provide that independent contractors must bear most of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits. These independent contractors are paid 71% to 78% of the charges billed to the customer. The Company, through its subsidiaries, requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT. The Operating Subsidiaries are required to conduct random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

       At December 31, 2009, the Operating Subsidiaries had approximately 89 full-time employees. The Company's employees are not covered by a collective bargaining agreement.

Competition

       The trucking industry is highly competitive. The Operating Subsidiaries compete for customers primarily with other nationwide carriers, some of which have company-owned equipment and company drivers, and many of which have greater volume and financial resources. The Operating Subsidiaries also compete with private carriage conducted by existing and potential customers. In addition, the Operating Subsidiaries compete with other modes of transportation including rail.

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



Insurance

       The Operating Companies purchase auto liability insurance coverage of up to $1.0 million per occurrence with a $5,000 to $50,000 deductible for the operation of the trucks. They also buy cargo insurance coverage of up to $250,000 per occurrence with up to a $50,000 deductible. The companies also purchase commercial general liability insurance with a $2 million combined single limit and no deductible. The current insurance market is volatile with significant rate changes that could adversely affect the cost and availability of coverage. In addition, the insurance coverage that the companies purchase may, given the recent trend toward exorbitant jury verdicts, not be sufficient to cover losses experienced by the companies.

       One of the insurance providers to the Operating Subsidiaries, American Inter-Fidelity Exchange (AIFE), is managed by Lex Venditti, a director of the Company. One of the Company's subsidiaries has an investment of $0.1 million in AIFE. AIFE provides liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2009, 2008 and 2007, cash paid to AIFE for insurance premiums and deductibles was approximately $3.9 million, $4.9 million, and $6.1 million, respectively.

       Neither Operating Subsidiaries exercise control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ended December 31, 2009, 2008, and 2007. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2009, 2008 and 2007. For the years ended December 31, 2009, 2008 and 2007, a subsidiary insurance agency of the Company, recorded commission income of $0.7 million, $0.7 million and $0.4 million, respectively, related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2009, 2008 and 2007, respectively.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There was no such loss assessment for any of the three years ended December 31, 2009, 2008, and 2007.

       In addition, Michael Kibler, the Chief Executive Officer and a director of the Company, Harold Antonson, the Chief Financial Officer and a director of the Company, and Mr. Venditti are the sole shareholders of American Inter-Fidelity Corporation (AIFC), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0.5 million for each of the years ended December 31, 2009, 2008, and 2007, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

Independent Contractor Status

       From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes.

       Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition in the Internal Revenue Code or the regulations promulgated there under. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

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

Regulation

       The Operating Subsidiaries are common and contract motor carrier regulated by the DOT and various state agencies. Among other things, this regulation imposes requirements on the Company, and its subsidiaries, with regard to the agreements that it has with owner-operators and the terms of payment to them. The Company's independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

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

Environmental Regulation

       Neither the Company nor its subsidiaries have any known environmental violations against it.

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

Factors That May Affect Future Results and/or Forward-Looking Statements

       Insurance Limits. The Operating Subsidiaries currently purchases insurance coverage for commercial trucking claims with limits of up to $1.0 million per occurrence. Liability associated with accidents in the trucking industry is severe (sometimes in excess of $1.0 million) and occurrences are unpredictable. If a claim for an amount in excess of $1.0 million was successful, it could have a material adverse effect on US 1 and its subsidiaries, including its results of operations and financial condition.

       Increased severity or frequency of accidents and other claims.
Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. While the Company's subsidiaries generally retain deductibles ranging from $5,000 to $50,000 per occurrence, a material increase in the frequency or severity of accidents or cargo claims, or the unfavorable development of existing claims, could have a material adverse effect through increased insurance costs on US 1 and its subsidiaries, which would adversely affect its results of operations and financial condition.

       Dependence on third-party insurance companies. The cost of insurance coverage for commercial trucking varies dramatically, but is expensive. Further, the ability of US 1 to purchase coverage for losses in excess of $1.0 million is very limited. AIFE is managed by Lex Venditti, a director of the Company. AIFE, in turn, retains some of the risk and reinsures the remainder.

       Dependence on independent commission agents. As noted above in Item 1, "Business," the Operating Subsidiaries market their services primarily through independent commission agents. Currently, they have a network of approximately 168 agents. During 2009, 56 of these agents generated revenue for US 1 of at least $1.0 million, and no one agent generated more than $10.0 million of US 1's total revenue. The Operating Subsidiaries compete with motor carriers and other third parties for the services of these independent agents. The Operating Subsidiaries contract with these agents typically are terminable upon 30-days notice by either party and do not restrict the ability of a former agent to compete with US 1 following a termination. The loss of some of the agents or a significant decrease in volume generated by these agents could have a materially adverse effect on US 1, including its results of operations and revenue.

       Dependence on third-party owner operators. As noted above in Item 1, "Business," the Operating Subsidiaries do not generally own trucks and rely on owner/operators who operate as independent contractors and unrelated trucking companies to transport freight for its customers. Operating Subsidiaries compete with other motor carriers and third parties for the services of owner/operators. Almost all of the freight hauled by the Company, through its subsidiaries, is by these owner/operators. A significant decrease in available capacity provided by either of these parties could have a material adverse effect on US 1, including its results of operations and revenue.
       Dependence on key personnel. The Company is dependent on the services of its officers, particularly the officers of its subsidiaries. All of these officers are free to leave the Company and start competing operations. None have agreed to any covenant not to compete. Given the nature of the relationship with the agents and owner/operators, as described above, it would be relatively easy for the Company to lose a substantial amount of business if one or more of these key people left and set up a competing operation.
This in turn could have a material adverse effect on the Company, including its results of operations and revenue.

       In October 2006, the Company and the general manager of Patriot Logistics, Inc., a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option terminates in October 2010 or upon a change in control of the Company. The option is immediately exercisable and may be exercised in whole (not in part) at anytime prior to October 2010. The fair value of this option was determined to be deminimis. Patriot Logistics' revenue was $26.4 million for the year ended December 31, 2009 and $33.1 million for the year ended December 31, 2008. Patriot Logistics had pre-tax income of approximately $0.03 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively.

       Disruptions or failures in the Company's computer systems. The Company's information technology systems used in connection with its operations are located in South Bend, IN and Valparaiso, IN. US 1 and its subsidiaries rely, in the regular course of business, on the proper operation of its information technology systems to link its network of customers, agents and owner operators. These systems in turn are dependent on operation of the Internet. Any significant disruption or failure of these systems could significantly disrupt the Company and its subsidiaries' operations and impose significant costs on the Company.

       Status of Owner/Operators. From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of owner/operators' classification to employees (from independent contractors) for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or the regulations there under. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice. The Operating Subsidiaries treat their owner/operators as independent contractors. The classification of owner/operators as independent contractors does require significant analysis of the facts relating to their service to the Operating Subsidiaries.

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

       As of December 31, 2009, financial covenants included: maximum total debt service coverage ratio and prohibition of additional indebtedness without prior authorization. At December 31, 2009, the Company, and its subsidiaries, was non-compliant with these covenants. The Company's lender has issued a waiver of these violations and the Company anticipates that it will meet its covenant requirements in the future. At December 31, 2008, the Company, and its subsidiaries were in compliance with these financial covenants.

	Stock Price. The Company's stock price is affected by a number of factors, including quarterly variations in revenue and operating income, low trading volume, general economic and market conditions. As a result, the Company's common stock may experience significant fluctuations in market price.

Item 1B.  Unresolved Staff Comments
       None.

Item 2.  Properties

       The Company leases its administrative offices of approximately 7,000 square feet from an independent owner at 336 W. US Hwy 30, Valparaiso, Indiana for $7,500 monthly. Patriot Logistics, Inc. leases a truck terminal in Fort Smith, AR of approximately 13,250 square feet on a month-to-month basis for $2,618 from Fort Smith Property, LLC which is owned by Michael E. Kibler, the President and Chief Executive Officer and a director of the Company, Harold E. Antonson, the Chief Financial Officer, Treasurer and a director of the Company, and Edwis Selph Sr., the terminal manager of Patriot Logistics, Inc.










       In addition, the Company's subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

			 	 				Approximate		Lease
Subsidiary				City		State	Sq. Ft.		Monthly	Expiration
ARL, LLC				Hebron		OH	 1,250 		 1,250 	10/31/2010
ARL, LLC				Moon Township	PA	33,920 		18,826 	10/14/2025
ARL, LLC				Garland		TX	26,000 		 6,717 	6/30/2011
Cam Transport, Inc.			Gulfport	MS	 1,130 		 1,442 	8/31/2012
Carolina National Transportation, LLC	Mt. Pleasant	SC	 6,280 		10,865 	6/30/2011
Keystone Logistics			South Bend	IN	 4,451 		 3,148 	month to month
Patriot Logistics, Inc.			Atlanta		GA	49,250 		 1,936 	8/31/2011
Patriot Logistics, Inc.			Charlotte	NC	   500 		 2,825 	12/31/2011
Patriot Logistics, Inc.			Dallas		TX	5.0 acres 	 3,800 	month to month
Patriot Logistics, Inc.			Ft Smith	AR	13,250 		 2,618 	month to month
Patriot Logistics, Inc.			Houston		TX	33,000 		10,500 	12/31/2011
Patriot Logistics, Inc.			Irving		TX	 1,440 		 1,659 	4/7/2010
Patriot Logistics, Inc.			Jacksonville	FL	 1,000 		 2,140 	7/31/2010
Patriot Logistics, Inc.			Laredo		TX	   400 		 1,100 	month to month
Patriot Logistics, Inc.			Memphis		TN	 4,500 		 5,500 	7/31/2011
TC Services, Inc			Valparaiso	IN	 7,000 		 7,500 	3/31/2012
Thunderbird Logistics			Houston		TX	 1,017 		 1,475 	month to month
Thunderbird Logistics			Terrell		TX	 1,700 		 1,400 	2/9/2011
Thunderbird Motor Express		Crown Point	IN	 1,225 		 1,120 	6/30/2010
Transport Leasing, Inc			Ft. Smith	AR	   850 		   507 	month to month
US1 Logistics, LLC			St Augustine	FL	 1,340 		 1,841 	3/31/2010


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

Item 4.  Reserved
















                                   Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

       Shares of Common Stock of the Company are listed and traded on the NASD Electronic "bulletin board market" under the symbol "USOO."

       As of December 31, 2009, there were approximately 3,000 holders of record of the Company's Common Stock.

       The Company has not paid and, for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock. The Company's current credit agreement prohibits the payment of dividends.

                        Equity Compensation Plan Informaiton
PLAN CATEGORY											NUMBER OF
                 					NUMBER OF 	 	WEIGHTED-	SECURITIES
                                			SECURITIES TO BE  	AVERAGE		REMAINING
                                			ISSUED UPON		EXERCISE PRICE	AVAILABLE FOR
							EXERCISE OF 		OF OUTSTANDING	FUTURE ISSUANCE
                                			OUTSTANDING 		OPTIONS		UNDER EQUITY
                                			OPTIONS, WARRANTS	WARRANTS AND	COMPENSATION
							AND RIGHTS		RIGHTS		PLANS
____________________________________________________________________________________________________________________
Equity compensation plans approved by security holders:
    Stock Option Plans.................................. 	       -   	     -   		     -
Equity compensation plans not approved by security holders:
    Stock options issued to employees (1)...............	 300,000 	 $0.80 		Not applicable

(1) On December 18, 2008, in conjunction with the acquisition of ARL, the Company granted stock options to the CEO and CFO of ARL. The Company does not have any other equity compensation plans or arrangements.
(2) The Company does not currently have any active equity compensation plans or arrangements.

       During 2007, the Company purchased 595,248 shares of its common stock for $952,513. These shares are reflected as treasury stock in the Company's balance sheet and statement of shareholders' equity as of and for the year ended December 31, 2008 and 2009.

       The following table sets forth for the periods indicated the high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2009				High			Low
  _______________			_______			_______
  First Quarter			$	0.90		$	0.66
  Second Quarter			1.03			0.64
  Third Quarter				0.90			0.71
  Fourth Quarter			0.98			0.52

	2008
  _______________			_______			_______
  First Quarter				1.85			1.30
  Second Quarter			1.59			1.30
  Third Quarter				1.39			0.84
  Fourth Quarter			1.20			0.59

Item 6.  Selected Financial Data

       The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 2009, 2008, and 2007 have been audited by the Company's registered independent certified public accountants, whose report on such consolidated financial statements are included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and "Management's Discussion and

              Analysis of Financial Condition and Results of Operations.

     	                                                         (in thousands, except shares and per share data)
	                                                                     Fiscal Year Ended December 31,
						____________________________________________________________________________________
							     2009	      2008	      2007	       2006	      2005
STATEMENT OF INCOME DATA:

OPERATING REVENUE	 			$   179,732 	 $   172,675 	 $   184,677 	 $   190,976 	 $   175,625

OPERATING EXPENSES:
Purchased transportation	 		    123,254 	     121,928 	     132,444 	     139,149 	     131,241
Commissions	 				     26,336 	      21,955 	      22,406 	      21,866 	      17,243
Other operating costs and expenses (A)		     31,442 	      24,614 	      24,826 	      24,999 	      22,659

OPERATING (LOSS) INCOME	 		   	     (1,299)	       4,178 	       5,001 	       4,962 	       4,483

Interest expense	 			        732 	         159 	         780 	         790 	         611

NET (LOSS) INCOME BEFORE INCOME TAXES	   	     (1,738)	       4,264 	       4,397 	       4,351 	       4,206

INCOME TAX (EXPENSE) BENEFIT	 		       (590)	         107 	        (368)	        (260)	         (54)

NET (LOSS) INCOME 	 	  		     (2,329)	       4,371 	       4,029 	       4,091 	       4,152

Net income attributable to non
 controlling interest	 	  	    	        257 	       1,313 	       1,176 	         989 	          35

NET (LOSS) INCOME ATTRIBUTABLE TO
 US1 INDUSTRIES, INC.	 		   	     (2,586)	       3,058 	       2,853 	       3,102 	       4,117


Basic and Diluted Net (loss) income per
  common share	 				$     (0.18)	 $      0.21 	 $      0.23 	 $      0.25 	 $      0.34

Weighted average shares outstanding:
   Basic	 				 14,243,409 	  14,243,409 	  12,679,087 	  12,169,739 	  12,018,224
   Diluted	 				 14,243,409 	  14,243,409 	  12,679,087 	  12,169,739 	  12,169,739

BALANCE SHEET DATA (at end of year):
   Total assets	 				$    41,892 	 $    51,004 	 $    32,157 	 $    32,563 	 $    33,290
   Long-term debt, including current
    portion	 				     12,097 	      16,744 	       2,371 	       7,271 	       9,776
   Working capital 	 			      9,363 	       8,811 	      15,272 	      10,272 	       9,508
      Total US1 Industries, Inc.
      shareholders' equity (B)	     		     17,190 	      19,718 	      16,660 	      11,385 	       7,909
   Noncontrolling interests equity      	        221 	         846 	         569 	       1,160 	         170
      Total equity	 		    	     17,411 	      20,564 	      17,229 	      12,545 	       8,079

OTHER DATA:
  Cash provided by (used in) operating activities     5,945 	       1,218 	       7,188 	       4,071 	      (1,599)
  Cash (used in) provided by investing activities      (361)	      (2,167)	        (345)	        (281)	         146
  Cash (used in) provided by financing activities    (5,584)	         948 	      (6,843)	      (3,790)	       1,453

(A)- In the fourth quarter of 2009 the Company recorded a non-cash charge of $3.0 million for the impairment of goodwill related to ARL. The test as of December 31, 2009 indicated that the book value of ARL exceeded the fair value of the business.

(B)- On January 1, 2009, we adopted ASC 810 - "Consolidation". As required by ASC 810 -"Consolidation", prior period results have been recast to conform with the new pronouncement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

       Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Because the Operating Subsidiaries generally do not own their own trucks, purchased transportation is the largest component of the Company's operating expenses and increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are similarly based on contractually agreed-upon percentages of revenue.

       A majority of the Company's insurance expense, through its subsidiaries, is based on a percentage of revenue and, as a result, will increase or decrease with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.

       Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue. However, since the Company, through its subsidiaries, has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.

       The following table set forth the percentage relationships of expense items to operating revenue for the periods indicated:

					     Fiscal Years
					 2009	 2008	 2007
					______	______	______
Revenue 				100.0%	100.0%	100.0%
Operating expenses:
   Purchased transportation 		 68.6	 70.6	 71.7
   Agent commissions			 14.7	 12.7	 12.1
   Insurance and claims 	  	  2.7	  2.9	  3.2
   Salaries, wages and fringe benefits	  7.1	  6.5	  6.1
   Impairment of Goodwill		  1.7	    - 	    -
   Other operating expenses 		  6.0	  4.9	  4.2
                                     	______	______	______
      Total operating expenses 		100.8	 97.6	 97.3
					______	______	______
Operating (loss) income			 (0.8%)	  2.4%	  2.7%

2009 Compared to 2008

       The Company's operating revenues for the 2009 fiscal year were $180 million, an increase of $7.0 million, or 4.1%, from operating revenue for the 2008 fiscal year. The increase is largely attributable to the acquisition of ARL in December 2008. The Operating Subsidiaries experienced a decrease in load volume from various larger customers, which we believe is attributable to the general slowing economy. This was offset by an increase in volume from the ARL acquisition. Without the volume of ARL, the Company incurred approximately a 25% decline in revenue on a year over year basis. However, in December 2008, the Company acquired 60% of ARL Transport, which generated revenues of $50.0 million in 2009. This, in turn, offset the decline in sales.

       Purchased transportation and agent commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commissions in total remained consistent at 83.3% of operating revenue in both fiscal 2009 and 2008. Purchased transportation decreased by 2.0% of operating revenue in fiscal 2009 compared to the same period of time in 2008. This decrease was offset by in increase in commissions of 2.0% of operating revenues for fiscal 2009 compared to fiscal 2008. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percentage paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.

       One of the Company's subsidiaries uses employees to staff the terminals rather than independent sales agents. As a result, this operation has higher operating expenses relative to revenue than the Company's other operations. This operation accounted for approximately 15% and 19% of the Company's consolidated operating revenues in 2009 and 2008, respectively.
       Salaries expense is not directly variable with revenue. However, salaries expense increased in dollar amount from $11.2 million for the fiscal year 2008 to $12.8 million for fiscal year 2009. The increase in salaries expense is attributable to a $2.1 million increase due to the acquisition of ARL in December 2008 offset by subsidiaries of the Company that have closed offices and restructured the work loads in order to cut costs. Salaries expense is partially fixed and, therefore, as a percentage of revenue, will increase as revenue decreases.

       Insurance and claims decreased in 2009 to 2.7% of operating revenue compared to 2.9% of operating revenue for 2008. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will tend to increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The 0.2% decrease in the percentage of operating revenue represented by insurance and claims between 2009 and 2008 can be attributed to favorable claims experienced for the fiscal year 2009. The Company obtains some of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 6 to consolidated financial statements).

       Other operating expenses increased to 7.7% as a percentage of operating revenue for the fiscal year 2009 compared to 4.9% as a percentage of operating revenue for fiscal year 2008. While not all operating expenses are directly variable with revenues, the increased revenue can directly impact several components of operating expenses. In the fourth quarter of 2009, the Company recorded a non-cash charge of $3.0 million for the impairment of goodwill related to ARL. The test as of December 31, 2009 indicated that the book value of ARL exceeded the fair value of the business. The impairment increased operating expenses by 1.7% of operating revenue. The Company incurred additional rent expense in 2009 due to the ARL acquisition of approximately $0.6 million and the start up of a new operation under its Patriot division of $0.4 million.

       Based on the changes in revenue and expenses discussed above, operating income decreased $5.5 million from 2008 to 2009. For the year ended December 31, 2009, the Company had an operating loss of (0.8%) of operating revenues compared to income of 2.4% of operating revenues for 2008.

	Interest expense increased $0.5 million from $0.2 million for the year ended December 31, 2008 to $0.7 million for the year ended December 31, 2009. This increase in interest expense is primarily attributable to an increase in outstanding borrowings related to the ARL acquisition in December 2008. Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of December 31, 2009 the interest rate on this line of credit was 4.60%.

       Other income includes income from rental property, storage and equipment usage fees. Other income remained consistent at 0.1% of operating revenues for the years ended December 31, 2009 and 2008.

       Federal and state income tax expense increased $0.7 million from ($0.1 million) for the year ended December 31, 2008 to $0.6 million for the year ended December 31, 2009. The Company had carry-forwards of approximately $1.2 million as of December 31, 2009. The Company's effective tax rate differed from the statutory rate primarily due to the impact of state income taxes and the non-deductible goodwill impairment in 2009 and a reduction in the valuation reserve related to net operating loss carryforwards in 2008. Assuming that the Company's business returns to historical levels of performance in 2010, the Company will be required to commence paying Federal income tax.

	The Company also allocated $0.3 million and $1.3 million of income to the noncontrolling interest holders relating to their portion of its subsidiaries', ARL Transport, LLC, Carolina National Transportation, LLC and
US 1 Logistics, LLC, net income for the years ended December 31, 2009 and 2008, respectively. ARL Transport, LLC, Carolina National Transportation, LLC and
US 1 Logistics LLC are each 60% owned subsidiaries of the Company.

       As a result of the factors outlined above, net loss attributed to US 1 Industries, Inc. in 2009 was ($2.6 million) compared to net income attributed to US 1 Industries, Inc. of $3.1 million in 2008.


2008 Compared to 2007

       The Company's operating revenues for the 2008 fiscal year were $173 million, a decrease of $12.0 million, or 6.5%, from operating revenue for the 2007 fiscal year. The decrease is attributable to the closing of an office at one of the Operating Subsidiaries and a decrease in load volume from various larger customers, which we believe is attributable to the general slowing economy.

       Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commissions in total averaged 83.3% of operating revenue in fiscal 2008 versus 83.8% of operating revenue in fiscal 2007. This is a combined decrease of 0.5% of operating revenue. Purchased transportation decreased 1.1% of operating revenue in fiscal 2008 compared to the same period of time in 2007. This decrease was somewhat offset by in increase in commissions of 0.6% of operating revenues for fiscal 2008 compared to fiscal 2007. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. A factor contributing to the decrease in purchased transportation was the closing of one of the Company's offices that paid out purchased transportation at a higher rate than is customary. The increase in commission as a percentage of operating revenue is partially due to commissions paid to a particular manager for increased profitability in 2008.

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

       Insurance and claims decreased in 2008 to 2.9% of operating revenue compared to 3.2% of operating revenue for 2007. A majority of the Company's insurance expense is based on a percentage of revenue and, as a result, will tend to increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income. The 0.3% decrease in the percentage of operating revenue represented by insurance and claims between 2008 and 2007 can be attributed to favorable claims experience for the fiscal year 2008. The Company's subsidiaries obtain some of their auto liability and cargo insurance from AIFE, an affiliated entity (see Note 6 to consolidated financial statements).

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

       Based on the changes in revenue and expenses discussed above, operating income decreased $0.8 million from 2007 to 2008. For the year ended December 31, 2008, the Company, through its subsidiaries, had operating income of 2.4% of operating revenues compared to 2.7% of operating revenues for 2007.

       Interest expense decreased $0.6 million from $0.8 million for the year ended December 31, 2007 to $0.2 million for the year ended December 31, 2008. This decrease in interest expense is primarily attributable to a decrease in interest rates on the Company's outstanding borrowings and the conversion of approximately $4 million
of shareholder debt into common stock during September 2007.   Prior
to the December 18, 2008 loan amendment, the interest rate was based upon certain financial covenants and ranged from prime to prime less
..75%.    Under the amended line of credit agreement, the interest
rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of December 31, 2008 the interest rate on this line of credit was 4.28%.

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

       The Company also allocated $1.3 million and $1.2 million of income to the noncontrolling interest holders relating to their portion of its subsidiaries', Carolina National Transportation, LLC and US 1 Logistics, LLC, net income for the years ended December 31, 2008 and 2007, respectively. Carolina National Transportation, LLC and US 1 Logistics LLC are each 60% owned subsidiaries of the Company.

       As a result of the factors outlined above, net income attributed to US1 Industries, Inc. in 2008 was $3.1 million compared with $2.9 million in 2007.

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

       The Company records an allowance for doubtful accounts based on (1) specifically identified amounts that it believes to be un-collectable and (2) an additional allowance based on certain percentages of its aged receivables, which are determined based on historical collection experience and (3) our assessment of the general financial conditions affecting our customer base. At December 31, 2009, the allowance for doubtful accounts was $1.1 million or approximately 4.1% of total trade accounts receivable. If actual collections experience changes, revisions to the Company's allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, US 1 reviews the components of other receivables, consisting primarily of advances to drivers and agents, and writes off specifically identified amounts that it believes to be un-collectable.

       Revenue for freight is recognized upon delivery. The Company accounts for its revenue on a gross basis in accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", which was primarily codified into ASC 605. Amounts payable for purchased transportation, commissions and insurance are accrued when incurred. The Company, and its subsidiaries, follow guidance of this standard and record revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.
       The Company and its subsidiaries are involved in litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company. Management evaluates the likelihood of a potential loss from the various litigation matters on a quarterly basis. When it is probable that a loss will occur from litigation and the amount of the loss can be reasonably estimated, the loss is recognized in the Company's financial statements. If a potential loss is not determined to be both probable and reasonably estimated, but there is at least a reasonable possibility that a loss may be incurred, the litigation is not recorded in the Company's financial statements but this litigation is disclosed in the footnotes of the financial statements.

       The Company's subsidiaries carry insurance for auto liability, property damage, and cargo loss and damage through various programs. The Company's insurance liabilities are based upon the best information currently available and are subject to revision in future periods as additional information becomes available. Management believes it has adequately provided for insurance claims.

       AIFE is managed by Lex Venditti, a director of the Company. The Company has an investment of $0.1 million in AIFE. AIFE provides auto liability, property damage, and cargo loss and damage insurance coverage to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2009, 2008 and 2007, cash paid to AIFE for insurance premiums and deductibles was approximately $3.9 million, $4.9 million, and $6.1 million, respectively.

       The Company exercises no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2009. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2009, 2008 and 2007.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the three years ending December 31, 2009, 2008, and 2007.

       Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. The Company establishes a valuation allowance when it determines it is more likely than not that future tax benefits related to the deferred tax assets will not be realized. The Company has no valuation allowance as of December 31, 2009 as it is considered more likely than not that the deferred tax assets will be fully utilized based on our current expectations of future taxable income. At December 31, 2009 and 2008, the Company has a net deferred tax asset of approximately $2.1 million and $2.2 million, respectively.

       In December 2008, the Company completed the acquisition of a 60% membership interest in ARL, LLC. As a result of this acquisition, the Company recorded intangible assets of approximately $3.7 million and goodwill of approximately $4.8 million. The identifiable intangible asset relates primarily to relationships with established independent agents and is being amortized over its expected life of 7 years.

	Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations. ASC 350-20, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. Currently, all goodwill is related to our 60% owned subsidiary ARL and this subsidiary is determined to be the reporting unit at which the goodwill is evaluated for impairment. The Company's annual impairment assessment date is December 31st. As part of the annual impairment, the Company estimates the fair value of the reporting unit. The determination of fair value is subject to various judgmental assumptions including assumptions about future cash flows and growth rates. We use our internal forecasts, customer and industry projections of demand and other market information, as well as the current cost of delivery to estimate future cash flows. If the ARL reporting unit does not meet our performance expectations, we may be required to record goodwill impairment charges in the future.

	As of December 31, 2009, our net book value (i.e., shareholders' equity) was approximately $17.4 million, and our market capitalization was approximately $13.7 million. We believe that, when assessing whether an asset impairment may exist, the difference between the net book value and market capitalization as of December 31, 2009 is reasonable when market-based control premiums are applied and in light of the volatility in the economy and equity markets throughout 2009. We do not believe that this situation suggests the possibilities of additional 2009 impairments.

Liquidity and Capital Resources

       During fiscal 2009, the Company's financial position deteriorated as shareholders' equity decreased by approximately $3.2 million from $20.6 million at December 31, 2008 to $17.4 million at December 31, 2009.

       Net cash provided by operating activity increased $4.7 million from $1.2 million for the year ended December 31, 2008 to $5.9 million for the year ended December 31, 2009. Non-working capital provided
$3.5 million for the year ended December 31, 2009 compared to $6.2 million for the year ended December 31, 2008. A decline in net income of $6.7 million from $4.4 million for the twelve months ended December 31, 2008 to ($2.3) million for the twelve months ended December 31 2009, primarily resulting from the Company's $3.0 million non-cash charge of impairment of goodwill.

	Working capital items provided cash of $2.5 million during fiscal 2009 compared to using cash of $5.0 million during fiscal 2008. During fiscal 2008 the Company used its line of credit to fund the payment of certain liabilities of ARL.

        The Company, and its subsidiaries, experienced a decrease in accounts receivable of $2.4 million for the year ended December 31, 2009. This decrease is largely due to an overall reduction of volume of business when considering the impact of the ARL acquisition.

	 Accounts payable used $0.4 million in cash for the year ended December 31, 2009. For the year ended December 31, 2008 the Company's accounts payable used $6.9 million associated with the pay down of ARL trade payables after its acquisition



       Net cash used in investing activities was $0.4 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008. Net cash used in investing activities increased for the year ended December 31, 2008 primarily due to the acquisition of ARL. The activity for the year ended December 31, 2009 was primarily due to additions to fixed assets.

	On December 18, 2008, the Company completed its acquisition of a 60% membership interest (the "Membership Interest") in ARL Transport, LLC ("ARL"). Prior to the completion of the transaction, ARL, acquired substantially all of the assets of, and assumed certain liabilities of, ARL, Inc. and Aficionado Transport, Inc. Pursuant to the terms of the Membership Purchase Agreement by and among the Company, ARL, Inc., Aficionado Transport, Inc. and Ronald K. Faherty (the "Agreement"), the Company paid approximately $1.59 million at closing for the Membership Interest. ARL also consolidates a variable interest entity in which ARL is the primary beneficiary and guarantor of certain debt of the related entity. ARL has evaluated its contractual and economic relationships with Stoops Ferry, LLC ("Stoops") and has concluded that Stoops is a variable interest entity. ARL has also concluded that it is the primary beneficiary of Stoops, in that ARL absorbs a majority of Stoops' expected losses and/or, received a majority of Stoops' expected residual returns, as a result of contractual or other financial interests in Stoops. Accordingly, ARL is consolidating the assets, liabilities, equity and financial results of Stoops in the Company's combined financial statements. Stoops had total assets of approximately $0.8 million at December 31, 2008 and $0.4 million at December 31, 2009. Total liabilities for Stoops were approximately $1.2 million at December 31, 2008 and $0.9 million at December 31, 2009.

       Net cash provided by financing activities was $0.9 million for the year ended December 31, 2008 compared to $5.6 million used in financing activities for the year ended December 31, 2009. The bank overdraft used net cash of $1.5 million for the year ended December 31, 2009 compared to providing net cash of $2.3 million for the year ended December 31, 2008. For the year ended December 31, 2009, net repayments under the lines of credit were $1.7 million, compared to $0.3 million for 2008. For the year ended December 31, 2009, the Company distributed $0.9 million to the minority shareholders of the Company's majority owned subsidiaries, Carolina National Transportation, LLC. and US1 Logistics, LLC compared to $1.0 million for the same period in 2008 to minority shareholders.

       Management believes that cash provided by operations and availability on credit agreements is sufficient to meet cash flow requirement for the next twelve months.

       The Company and its subsidiaries have a $17.5 million line of credit that was amended on July 24, 2009. The amendment included (1) a reduction of the Revolving Line of Credit from $22.0 million to $17.5 million, (2) the imposition of a fee with respect to the unused portion of the line, (3) a restriction on distributions to noncontrolling interest holders, (4) temporary replacement of certain financial covenants, and (5) the addition of a limitation on current maturities of long term debt other than debt to the Company's lender. This line of credit matures on October 1, 2010.
Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $7.9 million at December 31, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of December 31, 2009, the interest rate on this line of credit was 4.60%. The Company's accounts receivable, property, and other assets are collateral under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial
Officer of the Company. At December 31, 2009, the outstanding borrowings on this line of credit were $9.6 million.

        This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.
As of December 31, 2009, financial covenants include: maximum total debt service coverage ratio and prohibition of additional indebtedness without prior authorization. At December 31, 2009, the Company, and its subsidiaries, was non-compliant with these covenants. On March 11, 2010, the Company's lender issued a permanent waiver of these violations and amended the Company's line of credit. The amendment included (1) limitation on capital expenditures, (2) an additional restriction on distributions to noncontrolling shareholders, (3) a reduction in the minimum debt service ratio covenant, and (4) an increase in the current maturities of indebtedness limitation. The Company anticipates that it will meet its covenant requirements in the future. At December 31, 2008, the Company, and its subsidiaries were in compliance with financial covenants.

       The balance outstanding under this line of credit agreement is classified as a current liability at December 31, 2009 and 2008. Historically the revolving line of credit has been extended prior to maturity.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February
2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap. Neither the Company nor its subsidiaries entered into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at December 31, 2009.

Environmental Liabilities

       Neither the Company nor its subsidiaries is a party to any Super-fund litigation and does not have any known environmental claims against it.

Inflation

       Changes in freight rates charged by the Company, and its subsidiaries, to their customers are generally reflected in the cost of purchased transportation and commissions paid by the Company to independent contractors and agents, respectively. Therefore, management believes that future-operating results of the Company, and its subsidiaries, will be affected primarily by changes in the volume of business. Rising fuel prices are generally offset by a fuel surcharge the Company passes onto its customers. However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates, cost of purchased transportation, as well as fuel prices may fluctuate, affecting the Company's profitability.

Recently Issued Accounting Standards

       In June 2009, the Financial Accounting Standards Board ("FASB") issued FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting," which was primarily codified into ASC Topic 105 - "Generally Accepted Accounting Standards." This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB launched FASB's new Codification (i.e. the Accounting Standards Codification "ASC"). The Codification supersedes existing GAAP for nongovernmental entities. The Company has revised its financial statement disclosure in compliance with the new codification system effective with its third quarter ended September 30, 2009.

       In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, a revision of SFAS No. 141, "Accounting for Business Combinations," which was primarily codified into Accounting Standards Codification ("ASC") Topic 805
- "Business Combinations." The standard establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. It also provides disclosure requirements related to business combinations. This guidance is effective for fiscal years beginning after December 15, 2008. Should any acquisitions occur, the Company will apply this guidance prospectively to business combinations with an acquisition date on or after the effective date.

       In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful life of Intangible Assets ("FSP 142-3"), which was primarily codified into ASC Topic 350. This standard amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under ASC 350, and expands the disclosure requirements of ASC 350. The provisions of this guidance are effective for the Company as of January 1, 2009. The provisions of this guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The adoption of this staff position did not have a material impact on the Company's consolidated financial statements.

	Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which was primarily codified into ASC Topic 820, which delayed the effective date of SFAS No. 157 "Fair Value Measurements" for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis such as reporting units measured at fair value for goodwill impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial assets and liabilities initially measured at fair value in a business combination, or nonfinancial long-lived assets measured at fair value for impairment assessment. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.



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

       In May 2009, the FASB issued SFAS No. 165, "Subsequent Events, "which was primarily codified into ASC Topic 855 - "Subsequent Events."
It establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009. The adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

	Effective June 30, 2009, we adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly
FASB Staff Position No. 157-4, "Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have a material impact on our results of operations or financial condition.

 	Effective June 30, 2009, we adopted a new accounting standard included in ASC 820, formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of this standard did not have a material impact on our results of operations or financial condition.

	In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) -Measuring Liabilities at Fair Value, which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. We have no material liabilities that are governed by this update but will apply its provisions in the future as applicable.

	In October 2009, the FASB issued ASU No. 2009-17, Consolidations:
Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November
15, 2009. We are assessing the potential impact of adoption of this standard.

Off-Balance Sheet Arrangements

       Some of the Company's subsidiaries obtained their auto liability and cargo insurance from AIFE. For the years ended December 31, 2009, 2008, and 2007, cash paid to AIFE for insurance premiums and deductibles was approximately $3.9 million, $4.9 million, and $6.1 million, respectively. If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2009, 2008, and 2007, respectively. The Company currently accounts for the majority of the premium revenue of AIFE.

       The Company has no other off-balance sheet arrangements that potentially could be material.

Contractual Obligations and Commitments

	We had the following contractual obligations and commitments for debt and non-cancelable lease payments:

				Total		Less than one year	1-3 years	3-5 years	More than 5 years
Debt (1)		 	$10,468,252 	 $10,265,133 	      $  182,443 	 $ 20,676 	 $        -
Interest on long term debt (2)	    490,986 	     482,868 	 	   7,563 	      555 	          -
Operating leases		  4,463,053 	     856,141 	 	 887,303 	  451,824 	  2,267,785
     Total (3)		 	$15,422,292 	 $11,604,142 	      $1,077,309 	 $473,055 	 $2,267,785

	(1) Balances include obligations under capital leases
	(2) Interest epense assumes the balances of long term debt at the end of the period and current effective interest rates
	(3) We have not committed to any significant current or long term purchase obligations for our operations and have no other long term liabilities reflected on our balance sheet under GAAP.






Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

              The Company and its subsidiaries have a revolving line of credit with U.S. Bank which currently bears interest at the "One Month LIBOR" plus 3.85% (at December 31, 2009 the interest rate was 4.60%). The interest rate was based on certain financial covenants. A one percentage point change in the LIBOR rate would result in approximately $0.1 million in additional expense annually.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and receive interest at the LIBOR rate times the notional amount of the swap. Neither the Company nor its subsidiaries entered into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at December 31, 2009.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
US 1 Industries, Inc.
Valparaiso, Indiana

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

As disclosed in Note 3 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively changed its method of accounting for noncontrolling interests in consolidated financial statements and effective January 1, 2007, the Company changed its method of accounting for uncertain income tax positions, both in compliance with new accounting standards.

/s/ BDO Seidman, LLP
Chicago, Illinois
March 15, 2010


                        US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 2009 AND 2008
ASSETS

		    	                         December 31, 2009		December 31, 2008
								 		  (as adjusted)
Accounts receivable-trade, less allowances for
doubtful accounts of $1,147,000 and
$1,360,000, respectively			 	$ 26,614,970 		$ 30,054,657

Other receivables, including receivables due from
affiliated entities of $861,000 and $964,000,
respectively				  		   4,427,027 		   4,676,388
Prepaid expenses and other current assets		   1,623,808 		   2,214,218
Current deferred income tax asset			     975,178 		   1,444,670
							____________		____________
   Total current assets					  33,640,983 		  38,389,933

FIXED ASSETS:
Land		 					     195,347 		     195,347
Equipment						   2,748,270 		   2,589,238
Less accumulated depreciation and amortization		  (1,353,102)		    (833,771)
							____________		____________
    Net property and equipment				   1,590,515 		   1,950,814
							____________		____________
Non-current deferred income tax asset			   1,107,575 		     721,243
Notes receivable - long term				     833,651 		   1,314,395
Intangible assets, net					   2,812,672 		   3,736,000
Goodwill						   1,780,639 		   4,756,943
Other assets						     126,461 		     135,162
							____________		____________
    Total Assets					$ 41,892,496 		$ 51,004,490
							============		============


The accompanying notes are an integral part of the consolidated financial statements.

                             US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 2009 AND 2008

LIABILITIES AND SHAREHOLDERS' EQUITY

						 	      December 31, 2009	       December 31, 2008
									 		 (as adjusted)
CURRENT LIABILITIES:
	Revolving line of credit			 	 $  9,592,474 		$  11,312,690
	Bank overdraft		 				    1,628,383 		    3,090,613
	Current portion of capital lease obligation		       30,246 		      107,196
	Current portion of long-term debt		 	      642,413 		    1,372,546
	Accounts payable				 	    9,538,918 		    9,987,291
	Insurance and claims		 			    1,435,924 		    1,836,391
	Other accrued expenses		 	   		    1,410,098 		    1,871,800
								_____________		_____________
	   Total current liabilities				   24,278,456 		   29,578,527
								_____________		_____________

LONG-TERM DEBT, less current portion				      146,878 		      817,277

CAPITAL LEASE, less current portion				       56,241 		       44,108

SHAREHOLDERS'  EQUITY:
	Common stock, authorized 20,000,000 shares:
        no par value; 14,838,657 shares issued at
        December 31, 2009, and December 31, 2008,
        respectively						   46,978,349 		   46,920,288

	Treasury stock, 595,248 shares at both
        December 31, 2009 and December 31, 2008,
        respectively						     (952,513)		     (952,513)
	Accumulated deficit					  (28,835,952)		  (26,249,640)
								______________		______________
	Total US 1 Industries, Inc. shareholders' equity	   17,189,884 		   19,718,135

	 Noncontrolling Interests			   	      221,037 	              846,443
	 							______________		______________
	  Total equity						   17,410,921 		   20,564,578
								______________		______________
	    Total liabilities and shareholders' equity		 $ 41,892,496 		 $ 51,004,490
								==============		==============

The accompanying notes are an integral part of the consolidated financial statements.










                                 US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007


  							2009			     2008		      2007
									         (as adjusted)		(as adjusted)
OPERATING REVENUES				 	$179,732,469 		 $172,674,648 		$184,677,131

OPERATING EXPENSES:
	Purchased transportation			 123,253,896 		  121,927,791 		 132,443,631
	Commissions					  26,335,793 		   21,955,155 		  22,406,181
	Insurance and claims				   4,906,089 		    5,027,980 		   5,816,319
	Salaries, wages and other			  12,839,752 		   11,188,362 		  11,281,281
	Other operating expenses			  10,695,691 		    8,397,332 		   7,728,613
	Impairment of Goodwill				   3,000,000 		            - 		           -
							____________		_____________		_____________
	    Total operating expenses			 181,031,221 		  168,496,620 		  179,676,025

OPERATING (LOSS) INCOME					  (1,298,752)		    4,178,028 		    5,001,106
							____________		_____________		_____________
NON-OPERATING INCOME (EXPENSE)
	Interest income					      79,263 		       28,827 		        5,153
	Interest expense				    (732,345)		     (159,141)		     (779,539)
	Other income (expense)				     213,437 		      215,842 		      170,337
							_____________		______________		______________
	    Total non operating (expense) income 	    (439,645)		       85,528 		     (604,049)

NET (LOSS) INCOME BEFORE INCOME TAXES			  (1,738,397)		    4,263,556 		    4,397,057
	Income tax (expense) benefit			    (590,429)		      107,238 		     (368,237)
							_____________		_____________		______________
NET (LOSS) INCOME 			 		  (2,328,826)		    4,370,794 		    4,028,820
	Income attributable to noncontrolling interest	     257,486 		    1,312,954 		    1,175,838
							_____________		_____________		______________
NET (LOSS) INCOME ATTRIBUTABLE TO US 1 INDUSTRIES, INC.	 $(2,586,312)		 $  3,057,840 		 $  2,852,982
							=============		=============		==============


	Basic and Diluted Net (Loss) Income per
        Common Share Attributable to

        US 1 Industries, Inc.				 $     (0.18)		 $       0.21 		 $       0.23
	Weighted Average Shares Outstanding
	    Basic and Diluted		 		  14,243,409 		   14,243,409 		   12,679,087


The accompanying notes are an integral part of the consolidated financial statements.







                                                                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                   YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
						 	Common Stock		      Treasury		Accumulated     Total	  Noncontrolling
						   Shares	   Amount     Shares	      Amount	  Deficit  US1 Industries,   Interests
														         Inc.
													     	    Shareholders'
														        Equity
Balance at December 31, 2006 (as adjusted)    12,169,739    $42,970,288 	   -    $	 -     $(31,585,462)  $11,384,826    $1,159,542

Cumulative effect of adoption of FIN 48	 	       -    	      - 	   - 		 - 	   (575,000)     (575,000)            -

Treasury stock repurchase	 		       - 	      -     (595,248)	  (952,513)	 	  - 	 (952,513)            -

Conversion of debt into equity		       2,668,918      3,950,000            - 		 - 	 	  - 	3,950,000             -

Distribution to noncontrolling interests	       - 	      - 	   - 		 - 	 	  - 	        -    (1,766,333)

Net Income	 				       - 	      - 	   - 		 - 	  2,852,982     2,852,982     1,175,838
					    ____________   ____________	 ___________	__________	___________	_________     _________

Balance at December 31, 2007 (as adjusted)    14,838,657     46,920,288     (595,248)	  (952,513)	(29,307,480)   16,660,295	569,047

Distribution to noncontrolling interests	       - 	      -            - 	 	 - 	 	  - 	        -    (1,035,558)

Net Income	 				       -   	      - 	   - 	 	 - 	  3,057,840     3,057,840     1,312,954
					    ____________   ____________	 ___________    __________	___________    __________     _________

Balance at December 31, 2008 (as adjusted)    14,838,657     46,920,288     (595,248)	  (952,513)	(26,249,640)   19,718,135	846,443

Stock compensation expense		 	       -	 58,061		   -		 -		  - 	   58,061             -

Distribution to noncontrolling interests	       - 	      - 	   - 	 	 - 	 	  - 	        -      (882,892)


Net (Loss) Income	 			       - 	      - 	   - 		 - 	 (2,586,312)   (2,586,312)      257,486
					    ____________   ____________	 ___________	__________      ____________   __________     _________
Balance at December 31, 2009	 	      14,838,657    $46,978,349     (595,248)	 $(952,513)    $(28,835,952)  $17,189,884      $221,037
					    ____________   ____________	 ___________	__________	____________  ___________     _________


The accompanying notes are an integral part of the consolidated financial statements.











                                       US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
								 2009	           2008		    2007
										(as adjusted)	(as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income				 	     $(2,328,826)	 $4,370,794 	 $4,028,820
	Adjustments to reconcile net (loss) income to
	net cash provided by operating activities
	Depreciation and amortization		 	       1,549,878 	    258,758 	    157,234
	Impairment of goodwill		 	 	       3,000,000 		  - 	          -
	Compensation expense resulting from
         assumption of debt of officer owned entity
				 		 		       - 	    485,119 	          -
	Provision for bad debts		 		       1,090,240 	  1,820,202 	    696,679
	Amortization of discount on covertible note	               - 	          - 	    312,963
	Deferred income tax expense (benefit)		          83,160 	   (731,113)	          -
	Loss (Gain) on disposal of fixed assets		          54,174 	    (16,586)	       (661)
	Stock compensation expense		 	          58,061 	          - 	          -
Changes in operating assets and liabilities
 excluding business acquisition:
	 Accounts receivable - trade		 	       2,349,447 	  2,805,640 	     75,107
	 Other receivables		 		  	 242,806 	   (274,004)	    (56,506)
	 Notes receivable		 	 	   	 480,744 	   (407,199)	    137,046
	 Prepaid expenses and other current assets	    	 605,665 	    (33,704)	   (256,513)
	 Accounts payable		 		   	(378,373)	 (6,938,067)	  1,991,691
	 Insurance and claims payable		 	   	(400,467)	    142,433 	    183,694
	 Other accrued expenses		 		   	(461,702)	   (263,900)	    (81,612)
	    Net cash provided by (used in) operating 	      ___________	 ___________	 ___________
            activities					       5,944,807 	  1,218,373 	  7,187,942
							      ___________	 ___________	 ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
		Additions to equipment		 	        (335,075)	   (219,040)	   (369,079)
		 Proceeds from sales of fixed assets 		  14,650 	     34,750 	     24,000
		 Other		 				 (40,192)	   (100,000)	          -
		 Acquisition of ARL				       - 	 (1,882,348)	          -
							      ___________	 ___________	 ___________
		    Net cash used in investing activities	(360,617)	 (2,166,638)	   (345,079)
							      ___________	 ___________	 ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
		 Net repayments under the line of credit      (1,720,216)	   (321,352)	 (2,017,627)
		 Change in bank overdraft		      (1,462,230)	  2,335,570 	 (2,106,389)
		 Capital lease payments		                 (77,584)	     (5,396)	          -
		 Principal payments of long term debts	      (1,441,268)	    (25,000)	          -
		 Repurchase of treasury stock		               - 	          - 	   (952,513)
		 Distributions to noncontrolling interests      (882,892)	 (1,035,557)	 (1,766,334)
		    Net cash (used in) provided by financing  ___________	 ___________	 ___________
                     activities				      (5,584,190)	    948,265 	 (6,842,863)
 						              ___________	 ___________	 ___________
NET CHANGE IN CASH 				 		       - 	 	  - 	 	  -
CASH, BEGINNING OF YEAR				 		       - 		  - 	 	  -
							     ____________	 ___________	 ___________
CASH, END OF YEAR				 	     $	       - 	 $	  - 	 $	  -
							     ============	 ===========	 ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
			Cash paid for interest	 	     $   743,805 	 $  207,580 	 $  427,936
			Cash paid for income taxes	     $   698,606 	 $  584,912 	 $  417,660

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










































                     US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007


1.	OPERATIONS

       US1 Industries, Inc. (the Company), through its subsidiaries, is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states. No one agent accounted for more than 10% of the Company's operating revenue for the years ended December 31, 2009, 2008 and 2007. The Company, through its subsidiaries, shipped freight for approximately 1,000 customers in 2009, none of which accounted for more than 10% of the Company's revenues.

       On December 18, 2008, the Company completed its acquisition of a 60% membership interest (the "Membership Interest") in ARL Transport, LLC ("ARL"). Prior to the completion of the transaction, ARL, acquired substantially all of the assets of, and assumed certain liabilities of, ARL, Inc. and Aficionado Transport, Inc. Pursuant to the terms of the Membership Purchase Agreement by and among the Company, ARL, Inc., Aficionado Transport, Inc. and Ronald K. Faherty (the "Agreement"), the Company paid approximately $1.59 million at
closing for the Membership Interest.   ARL also consolidates a variable
interest entity in which ARL is the primary beneficiary and guarantor of certain debt of the related entity. ARL has evaluated its contractual and economic relationships with Stoops Ferry, LLC ("Stoops") and has concluded that Stoops is a variable interest entity. ARL has also concluded that it is the primary beneficiary of Stoops, in that ARL absorbs a majority of Stoops' expected losses and/or, received a majority of Stoops' expected residual returns, as a result of contractual or other financial interests in Stoops. Accordingly, ARL is consolidating the assets, liabilities, equity and financial results of Stoops in the Company's combined financial statements. Stoops had total assets of approximately $0.8 million at December 31, 2008 and $0.4 million at December 31, 2009. Total liabilities for Stoops were approximately $1.2 million at December 31, 2008 and $0.9 million at December 31, 2009.

2.	RECLASSIFICATIONS

       Certain reclassifications have been made to the previously reported 2008 and 2007 financial statements to conform to the 2009 presentation.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation--The consolidated financial statements include the accounts of US 1 Industries, Inc. and its majority-owned subsidiaries. ARL, LLC, a 60% owned subsidiary of the Company, also consolidates Stoops Ferry, LLC, a variable interest entity, in accordance with ASC 810. All intercompany accounts and transactions have been eliminated.

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

       Long-Lived Assets--The Company assesses the realizability of its long-lived assets including finite lived intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which was primarily codified into ASC 810. The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. No impairment was necessary as of December 31, 2009, 2008 and 2007,

       Goodwill-- Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations. ASC 350-20, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible
impairment and immediately upon an indicator of possible impairment.   All
goodwill is related to our 60% owned subsidiary ARL and this subsidiary is determined to be the reporting unit at which the goodwill is evaluated for impairment. The Company's annual impairment assessment date is December 31st. As part of the annual impairment assessment, the Company estimates the fair value of the reporting unit. The determination of fair value is subject to various judgmental assumptions including assumptions about future cash flows and growth rates. We use our internal forecasts, customer and industry projections of demand and other market information, as well as the current cost of delivery to estimate future cash flows. If the ARL reporting unit does not meet our performance expectations, we may be required to record goodwill impairment charges in the future, in addition to the charges recorded in 2009.

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

       Earnings Per Common Share --The Company computes earnings per share under SFAS No. 128 "Earnings Per Share", which was primarily codified into ASC 260. The statement requires presentation of two amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing income attributable to US 1 Industries, Inc.'s common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all dilutive common stock equivalents. There were no dilutive common stock equivalents December 31, 2009, 2008 or 2007.

       Business Segments--SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was primarily codified into ASC 280, requires public enterprises to report certain information about reporting segments in financial statements. As the Company's operating segments exhibit similar economic characteristics and meet the aggregation criteria of SFAS 131, they are reported in one segment.

Recent Accounting Pronouncements

       In June 2009, the Financial Accounting Standards Board ("FASB") issued FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting," which was primarily codified into ASC Topic 105 - "Generally Accepted Accounting Standards." This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB launched FASB's new Codification (i.e. the Accounting Standards Codification "ASC"). The Codification supersedes existing GAAP for nongovernmental entities. The Company has revised its financial statement disclosure in compliance with the new codification system effective with its third quarter ended September 30, 2009.

       In December 2007, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS")
No. 141R, a revision of SFAS No. 141, "Accounting for Business Combinations," which was primarily codified into Accounting Standards Codification ("ASC") Topic 805 - "Business Combinations." The standard establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests.
It also provides disclosure requirements related to business combinations. This guidance is effective for fiscal years beginning after December 15, 2008. Should any acquisitions occur, the Company will apply this guidance prospectively to business combinations with an acquisition date on or after the effective date.

       In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful life of Intangible Assets
("FSP 142-3"), which was primarily codified into ASC Topic 350. This standard amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under ASC 350, and expands the disclosure requirements of ASC 350. The provisions of this guidance are effective for the Company as of January 1, 2009. The provisions of this guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The adoption of this staff position did not have a material impact on the Company's consolidated financial statements.

	Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157"
("FSP 157-2"), which was primarily codified into ASC Topic 820, which delayed the effective date of SFAS No. 157 "Fair Value Measurements" for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis such as reporting units measured at fair value for goodwill impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial assets and liabilities initially measured at fair value in a business combination, or nonfinancial long-lived assets measured at fair value for impairment assessment. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.

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

       In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which was primarily codified into ASC Topic 855 - "Subsequent Events." It establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009. The adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.





	Effective June 30, 2009, we adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly FASB Staff Position No. 157-4, "Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying
Transactions That are Not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have a material impact on our results of operations or financial condition.

 	Effective June 30, 2009, we adopted a new accounting standard included in ASC 820, formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of this standard did not have a material impact on our results of operations or financial condition.

	In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic
820)-Measuring Liabilities at Fair Value, which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. We have no material liabilities that are governed by this update but will apply its provisions in the future as applicable.

	In October 2009, the FASB issued ASU No. 2009-17,
Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November 15, 2009. We are assessing the potential impact of adoption of this standard.

4.  ACQUISITIONS

	On December 18, 2008, the Company completed the acquisition of a 60% membership interest in ARL for $1.59 million. In addition, the prior shareholder of ARL can receive up to an additional $2.9 million in cash consideration if ARL achieves certain revenue and earnings goals through 2012. No additional consideration was earned during 2009 and therefore only $2.2 million remains available to be earned. The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company assessed the fair value of the acquired assets and assumed liabilities and allocated purchase price accordingly.



The assets acquired and liabilities assumed based on a preliminary allocation are as follows:

	Accounts receivable	 	       $ 9,688,022
	Other accounts receivable	 	 1,542,041
	Other current assets		 	 1,116,978
	Property and equipment			 1,245,669
	Intangible asset - agent relationships	 3,636,000
	Goodwill				 4,756,943
						___________
	Total assets acquired		        21,985,653

	Lines of credit	 		       (10,017,885)
	Accounts payable and accrued expenses	(8,199,016)
	Capital lease obligations	          (156,700)
	Long-term debt	                        (1,729,704)
						___________
	Total liabilities assumed	       (20,103,305)


Net assets acquired				 1,882,348
Less acquisition costs	 		          (292,348)
						__________
Cash paid for purchase price		       $ 1,590,000
						==========

	The Company has allocated $3.6 million of the ARL purchase price to agent relationships which is an identifiable intangible asset with a finite life, currently estimated at 7 years. At the date of the acquisition of ARL, the book value attributable to the noncontrolling interest shareholder was a deficit, which the shareholder was not required to fund. As a result, the noncontrolling interest at the date of the acquisition was recorded at zero and the amount allocated to goodwill was increased by the deficit attributable to the noncontrolling interest. The resulting goodwill recorded on the date of the acquisition was approximately $4.8 million.

	The Company's goodwill is subject to an annual impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Fair values of the reporting units is estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company's estimates of future cash flows, future growth rates and management's judgment regarding the applicable discount rates used to discount those estimated cash flows. The Company performed its annual impairment assessment as of December 31, 2009 in accordance with ASC No. 350-20, using the expected present value of future cash flows and determined that the fair value of its goodwill was less than the carrying value due to deterioration in the general business environment. This evaluation has resulted in recognition of a $3.0 million goodwill impairment charge for the year ended December 31, 2009, leaving a $1.8 million goodwill balance at that date.





	The results of ARL have been included in the consolidated financial statements of the Company for the period subsequent to the acquisition; the following unaudited pro forma financial information presents the consolidated operations of the Company as if the acquisition of ARL had been made on January 1, 2007. The Company made adjustments primarily for the amortization of intangible assets and non-controlling interest expense. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company's results of operations for any future period:

Unaudited pro forma results of operations for the years ended December 31, 2008 and 2007 for the Company assuming the acquisition of ARL had taken place on January 1, 2007 are as follows:

Year Ended December 31,			    		    2008	     2007
____________________________________________________________________________________
Revenue

					As Reported	 $172,674,648 	 $184,677,131
					Pro-forma	  238,305,310 	  245,286,780

Net Income attributable to US 1 Industries, Inc.

					As Reported	    3,057,840 	    2,852,982
					Pro-forma	    1,136,961 	      118,473

Basic and Diluted Earning Per Share
attributable to US 1 Industries, Inc.

					As Reported	         0.21	         0.23
					Pro-forma	         0.08	         0.01


	In addition, on December 23, 2008, ARL acquired certain other agent relationships with an ascribed value of $100,000. The value of these relationships has been included in the carrying value of the ARL agent relationships.

The carrying value of the ARL agent relationships were as follows:

					December 31, 2009	December 31, 2008
Agent relationships			    $3,736,000 	 	   $3,736,000
Accumulated amortization		     (923,328)	 		    -
					    __________		   __________
	Intangible assets, net		    $2,812,672 	 	   $3,736,000


Intangible assets amortization expense for 2009 was $923,328.





Estimated annual amortization expense for these intangibles is as follows:

	     Year ending December 31,
				2010	 	$  766,642
				2011	 	   631,535
				2012	 	   551,547
				2013	 	   436,366
				2014	 	   280,187
				Thereafter	   146,395
						__________
				Total	 	$2,812,672

5.  NOTES RECEIVABLE

       The Company, through its subsidiaries, makes advances under notes receivable to certain agents and owner operators in the normal course of its business. These notes bear interest at rates ranging from 0% to 12.0% with weekly payments ranging from approximately $125 - $8,333. Maturity on these notes receivable ranges from January 2010 through April 2014. The balance of these notes was approximately
$1.5 million and $2.6 million at December 31, 2009 and December 31, 2008, respectively. The current portion of these notes receivable was approximately $0.7 million and $1.5 million at December 31, 2009 and December 31, 2008, respectively, and is classified in other receivables. There are 35 notes outstanding as of December 31, 2009.


6.  RELATED PARTY TRANSACTIONS

       One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Charges related to those services were approximately $0.04 million, $0.06 million and $0.07 million in 2009, 2008, and 2007, respectively. Other receivables due from entities affiliated through common ownership was $0.9 million and $1.0 million as of December 31, 2009 and 2008.

       One of the subsidiaries' insurance providers, American Inter-Fidelity Exchange ("AIFE"), is managed by a director of the Company and the Company has an investment of $0.13 million in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2009, 2008 and 2007, cash paid to AIFE for insurance premiums and deductibles was approximately $3.9 million, $4.9 million, and $6.1 million, respectively.

       The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2009. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2009, 2008 and 2007.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2009. The Company's subsidiaries currently account for the majority of the premiums of AIFE.

       For the years ended December 31, 2009, 2008 and 2007, a subsidiary insurance agency of the Company, recorded commission income of $0.7 million, $0.7 million and $0.4 million, respectively, related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2009, 2008 and 2007, respectively.

       In addition, the Chief Executive Officer and a director of the Company, the Chief Financial Officer and a director of the Company, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation ("AIFC"), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0.5 million for each of the years ended December 31, 2009, 2008, and 2007, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

       In 2009, 2008 and 2007, the Company paid consulting fees of $0.05 million, $0.03 million and $0.03 million, respectively, to two of its directors, relating to insurance and other services.

       The Company had notes payable due to its Chief Executive
Officer and Chief Financial Officer that were converted into 2,668,918 shares of common stock of the Company in September 2007. (See Note 10).

7.  LEASES

       Operating Leases

       The Company leases its administrative offices in Indiana from an independent owner under an operating lease expiring on March 31, 2012.

       In addition, the Company's subsidiaries lease office space and land in Mississippi, Pennsylvania, Texas, Tennessee, South Carolina, Georgia, Missouri, North Carolina, Indiana, California, Arkansas, and Florida under operating leases ranging from one to sixteen years.

       Rent expense under these operating leases was $2.0 million, $1.0 million, and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.









Future commitments under these operating leases are as follows:


	Future 		Commitments
	2010	 	$  856,141
	2011		   627,679
	2012	 	   259,624
	2013		   225,912
	2014		   225,912
	2015-2025	 2,267,785
			__________
		        $4,463,053

 Capital Leases

            Stoops leases equipment under agreements accounted for as capital leases. The agreements expire at various dates through 2011 and are collateralized by all equipment under the leases. The net book value of equipment under capital leases at December 31, 2009 was approximately $11,592.

Future minimum capital lease payments as of December 31, 2009 are as follows:

Capital Lease obligations -
Monthly payments ranging from $813 to $8,567,
including interest ranging from 6.75% to 15.5%,
maturing through July 2011				 $86,487

Less: Current Portion				          30,246
							________
				                         $56,241
							========

Future minimum capital lease payments as of December 31, 2009 are as follows:

	2010						 $31,862
	2011						  57,343
							________
	Total						  89,205
	Less amount representing interest		 (2,718)
							________
	Present value of payments			 $86,487
							========

8.  BANK LINE OF CREDIT
       The Company and its subsidiaries have a $17.5 million line of credit that was amended on July 24, 2009. The amendment included (1) a reduction of the Revolving Line of Credit from $22.0 million to $17.5 million, (2) the imposition of a fee with respect to the unused portion of the line, (3) a restriction on distributions to noncontrolling interest holders, (4) temporary replacement of certain financial covenants, and (5) the addition of limitation on current maturities of long term debt other than debt to the Company's lender. This line of credit matures on October 1, 2010. Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $7.9 million at December 31, 2009. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of December 31, 2009, the interest rate on this line of credit was 4.60%. The Company's accounts receivable, property, and other assets are collateral under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2009, the outstanding borrowings on this line of credit were $9.6 million.

       This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. As of December 31, 2009, financial covenants include: maximum total debt service coverage ratio and prohibition of additional indebtedness without prior authorization. At December 31, 2009, the Company, and its subsidiaries, was non-compliant with these covenants. On March 11, 2010, the Company's lender issued a permanent waiver of these violations and amended the Company's line of credit. The amendment included (1) limitation on capital expenditures, (2) an additional restriction on distributions to noncontrolling interest holders, (3) a reduction in the minimum debt service ratio covenant, and (4) an increase in the current maturities of indebtedness limitation. The Company anticipates that it will meet its covenant requirements in the future. At December 31, 2008, the Company, and its subsidiaries were in compliance with financial covenants.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. The fair value of the interest rate swap was minimal at December 31, 2009.

9.   LONG TERM DEBT

       As a part of the ARL acquisition, certain equipment notes payable were assumed with monthly payments at varying rates and interest at rates ranging from 3.5%-14.3%. All of the long-term debt is collateralized by the property and equipment associated with the debt. Of this total debt, $0.5 million relates to a Variable Interest Entity, "Stoops Ferry", of which $0.4 million is current. Long-term debt consists of the following at December 31, 2009:







Future Minimum debt payments as of December 31,2009 are as follows:

	2010		 $642,413
	2011		   98,146
	2012		   28,056
	2013		   14,220
	2014		    6,456
			_________
			 $789,291

10. CONVERTIBLE SUBORDINATED DEBT

       In November 2006, the long-term debt Payable to the Chief Executive Officer and Chief Financial Officer was exchanged for new notes payable with revised terms. In addition, the unpaid accrued interest of approximately $1.2 million was rolled into the new notes payable balance.
As a result, the principal balance of the new notes payable net of unamortized discount of $0.3 million was approximately $3.6 million as of December 31, 2006. These new notes payable accrued interest at a rate of prime less 1% with interest payable quarterly. These notes payable also had a conversion feature at the option of the holder into common stock of the Company at a conversion price of $1.48 per share. The conversion feature was exercised and the outstanding balance of this debt was converted into
2.7 million common shares on the maturity date of September 22, 2007. Interest expense on this related party debt was $0.2 million in 2007.

       In 2006, based on the guidance under Emerging Issue Task Force Issue 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments", which was primarily codified into ASC 470, the Company determined the revision of this debt to be a modification of the debt. As a result, the fair value of the conversion option, estimated at $0.4 million, was reflected as a discount on the debt and accreted as additional interest expense over the term of the debt.

11.  EQUITY TRANSACTIONS

       During 2008 and 2009, the Company had 300,000 outstanding options to purchase common stock, which have been excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.
During the year ended December 31, 2007, the Company had outstanding convertible debt which was converted into 2,668,918 shares of common stock in September 2007. Prior to conversion, these shares were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

       (a) In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 300,000 options to purchase shares
of common stock at an exercise price of $0.80 per share.   These options
vest over 4 years: however 150,000 options vested early in 2009 due to one employee's termination. All options expire by December 18, 2018. The fair value of these options of $0.1 million was calculated using a Black Scholes model with the following assumptions:

               		Dividend yield	 		 0.0%
			Risk-free rate			 2.7%
			Volatility			44.0%
			Expected life (years)	         7

	The fair value is being expensed over the vesting period with $60,000 recorded in 2009 and the remainder to be recorded through 2012. The Company has no other options or warrants to purchase common stock outstanding as of December 31, 2009, 2008 or 2007.

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

12. INCOME TAXES

The composition of income tax expense (benefit) is as follows:

					December 31,	    2009	   2008		   2007
___________________________________________________________________________________________________
Current							$  507,269 	$1,806,240 	$1,683,237
Deferred	 					    83,160 	  (722,366)	  (295,000)
Benefit from operating loss carry-forward	 	         -      (1,182,365)	(1,315,000)

Adjustment of valuation allowance	 		         -   	    (8,747)	   295,000
							__________	___________	__________
							$  590,429 	($ 107,238)	$  368,237
							__________	___________	__________

The following summary reconciles income taxes at the maximum federal statutory rate, based upon (loss) income before income taxes after deducting income attributable to noncontrolling interests, with the effective rates for 2009, 2008, and 2007:


					December 31,	    2009	   2008	           2007
___________________________________________________________________________________________________
Income tax expense at statutory rate			($ 678,600)	$1,033,000 	$1,095,214
State income tax expense, net of federal tax benefit	   331,226 	   323,879 	   292,835
Adjustment of valuation allowance			         -      (1,191,112)	(1,019,812)
Non-deductible goodwill impairment			   803,760
Permanent differences					   134,043 	 (273,005)  	         -
							__________	__________	__________
							$  590,429 	($107,238)	$  368,237
							__________	__________	__________






       The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Carolina National, LLC, ARL, LLC and US1 Logistics, LLC the Company's 60% owned subsidiaries file separate federal income tax returns.

					December 31,	    2009	   2008
___________________________________________________________________________________
Deferred tax assets
Cumulative basis difference
in 60% owned LLCs	 				$  580,311 	$  460,000
AMT credit carryforward	 				   349,274 	   355,993
Accounts receivable reserves	 			   239,687 	   313,758
Insurance accruals	 				    64,717 	   193,692
Net operating losses					   313,676 	   552,331
Fixed assets	 					    23,339 	    76,050
Intangible assets					   503,926 	   185,193
Other							     7,823 	    28,896
							___________	___________
Total deferred tax assets				 2,082,753 	 2,165,913
Less long-term portion	 				(1,107,575)	  (721,243)
							___________	___________
	 						   975,178 	 1,444,670
							===========	===========

       At December 31, 2009 and 2008, the Company has realized a net deferred tax asset of $2.1 million and $2.2 million respectively, as it is more likely than not that this amount will be realized as a result of anticipated future taxable income to be generated by the Company

       The Company has net operating loss carry-forwards of approximately $0.9 million at December 31, 2009. These carry-forwards are available to offset taxable income in future years and substantially all of these carry-
forwards will expire in 2010.   The Company also has an AMT credit carry-
forward of $0.3 million available to reduce future federal income tax. This credit may be carried forward indefinitely and can be used to reduce the Company's federal tax liability.

       The Company adopted FIN 48, which primarily codified into ASC 740, on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording an increase in the liability for uncertain tax positions of $0.7 million that was accounted for as a credit to opening retained earnings. The liability for uncertain tax positions and related interest and penalties at December 31, 2009 and 2008 totaled $0.7 million. This liability is recorded in the Company's balance sheet in accrued expenses. No uncertain tax position reserves were reversed or settled during 2009 or 2008. The entire amount of this consolidated liability for uncertain tax positions would affect the Company's effective tax rate upon favorable resolution of the uncertain tax positions. Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the December 31, 2009 liability over the next twelve months.

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

13.  COMMITMENTS AND CONTINGENCIES

Litigation

       The Company and its subsidiaries are involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Other

       In October 2006, the Company and the general manager of Patriot entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot currently terminates in October 2010 or upon a change in control of the Company. The option is immediately exercisable and maybe exercised in whole (not in part) at anytime prior to October 2010. The fair value of this option was determined to be deminimis. Patriot's revenue for the years ended December 31, 2009, 2008 and 2007 was $26.4 million, $33.1 million, and
$39.3 million, respectively. Patriot had pre-tax income of $0.28 million, $0.59 million and $0.50 million for the years ended December 31, 2009, 2008 and 2007, respectively.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                           (In thousands, except per share data)

			Operating 		Operating 		Net			Net
			Revenue			Income			Income			Income (Loss)
						(Loss)			(Loss)			per share basic
									attributable to		and diluted
									US 1 Industries, Inc.	attributable to
												US 1 Industries, Inc.
2009		 	$179,732 	 	$(1,299)	 	$(2,586)	 	(0.18)
		_____________________________________________________________________________________________________
		4th	  47,309 	 	 (1,110)	 	 (2,090)	 	(0.15)
		3rd	  43,193 	 	    439 	 	    232 	 	 0.02
		2nd	  45,017 	 	    213 	 	    251 	 	 0.02
		1st	  44,213 	 	   (841)	 	   (979)	 	(0.07)

2008			 $172,675 		 $4,178 	 	 $3,058 		 0.21
		_____________________________________________________________________________________________________
		4th	   39,927 	 	    449 	 	    582 	 	 0.04
		3rd	   46,061 		  1,485 	 	    973 		 0.07
		2nd	   44,947 	 	  1,192 	 	    813 		 0.05
		1st	   41,740 	 	  1,052 	 	    690 		 0.05




                                          	      US1 INDUSTRIES, INC.
                                    		VALUATION AND QUALIFYING ACCOUNTS
                            		  YEARS ENDED DECEMBER 31, 2007, 2008, AND 2009

                                                             Schedule II
						Balance at		Charged to 		Write-Offs,
						Beginning of		Costs and 		Retirements &		Balance at
						Year			Expenses		Recoveries		End of Year
Description
Year Ended December 31, 2007

Allowance for Doubtful				$  992,000 		 $  697,000 		$452,000 		$1,237,000
Accounts Receivable

Valuation Reserve for Deferred			$2,210,924 		($1,019,812)	(1)	$      -   		$1,191,112
Taxes

Year Ended December 31, 2008

Allowance for Doubtful				$1,237,000 		 $1,820,000 		$1,697,000 	(2)	$1,360,000
Accounts Receivable

Valuation Reserve for Deferred			$1,191,112 		($1,191,112)	(1)	$        -   		$        -
Taxes

Year Ended December 31, 2009

Allowance for Doubtful Accounts Receivable	$1,360,000 		 $1,090,000 		$1,303,000 		$1,147,000


(1)      Includes benefit from utilization of net operating losses and change in deferred taxes.

(2)      Amount is net of a $169,000 allowance for doubtful accounts related to accounts receivable acquired in a December 2008 business combination.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A(T).  Controls and Procedures

	The Company and its subsidiaries maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

	Management, including the Company's Chief Executive Officer and the Company's Financial Officer, conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

	Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Based on management's assessment and those criteria, management believes that the internal control over financial reporting was effective.

	This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's internal control report was not subject to attestation by the Corporation's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report.

Changes in Internal Control Over Financial Reporting

       There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



Item 9B.  Other Information

Exhibit 10.8

Seventh Amendment to Amended and Restated Loan Agreement and
Twelfth amendment to Revolving Loan Note with US Bank, US 1
Industries, Inc.

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

         The second proposal that the shareholders were asked to vote on was to approve and adopt an amendment to US1's Articles of Incorporation to effect between a one-for-three hundred and one-for-five hundred reverse stock split of all of the US1 Industries outstanding shares of common stock. Immediately after the "Reverse Stock Split", the Company wanted a "Forward Stock Split". This would take all shares less than between three hundred and five hundred shares of common stock that are owned by a shareholder and convert the shares into a cash payment in an amount equal to $.87 per share, and share-holders of a greater amount of shares would receive a cash payment for their fractional shares. As of March 15, 2010, the Company has not executed the approved stock split but expects to complete the stock split shortly. The results of the votes were as follows:

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











                            PART III

Item 10.  Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of March 15, 2010 were as follows:
NAME				AGE		POSITION
___________________		___		_________
Michael E. Kibler		69		President, Chief Executive Officer, and Director
Harold E. Antonson		70		Chief Financial Officer, Treasurer, and Director
Lex Venditti			57		Director
Robert I. Scissors		76		Director
Brad James			54		Director
Walter Williamson		75		Director

Name			Office and Experience
__________________	_______________________
Michael E. Kibler	Mr. Kibler is President and Chief Executive Officer of the Company and has
			held these positions since September 13, 1993 and has been a director since
			1993. He also has been President of Enterprise Truck Lines, Inc., an interstate
			trucking company engaging in operations similar to the company's, since 1972.
			Mr. Kibler is a partner of August Investment Partnership and is also a shareholder
			of American Inter-Fidelity Corporation, the attorney-in-fact of AIFE, an entity that
			provides auto liability and cargo insurance to the Company.

Harold E. Antonson	Mr. Antonson is Chief Financial Officer of the Company, a position he has held since
			March 1998. Mr. Antonson is a certified public accountant.  Prior to joining the Company,
			he was Secretary/Treasurer of AIFE.  Mr. Antonson is also a partner in August Investment
			Partnership.  Mr. Antonson was elected a director and Treasurer of the Company in
			November 1999.  Mr. Antonson is also a shareholder of American Interfidelity Corporation,
			the attorney-in-fact of AIFE, an affiliated entity that provides auto liability and cargo
			insurance to the Company.


Lex Venditti		Mr. Venditti has served as a director of the Company since 1993. Mr. Venditti is the General
			Manager of AIFE, an insurance reciprocal located in Indiana.  Mr. Venditti is also a
			shareholder of AIFC, the attorney-in-fact of AIFE, an entity that provides auto liability and
			cargo insurance to the Company.

Robert I. Scissors	Mr. Scissors has been a director of the Company since 1993.  Mr Scissors began his career in
			the Insurance Industry in 1957.  In 1982, Mr. Scissors joined a brokerage firm called Alexander/
			Alexander where he worked until retiring in 1992.  Mr. Scissors currently works as an insurance
			consultant and broker.

Brad James		Mr. James is the President of Seagate Transportation Services, Inc. since 1982.  Mr. James
			graduated from Bowling Green University with a Bachelors Degree in Business Administration.  He
			has been in the trucking industry since 1977.  Mr. James was elected a director of the Company
			in 1999.

Walter Williamson	Mr. Williamson became a director of the Company in 2009. Mr. Williamson has been in the trucking
			industry since 1955. He was President of Land Container, a trucking company engaging in operations
			similar to the Company's, from 1990 to 2008.


There are no family relationships between any director or executive officer of the Company.

Code of Ethics

       The Company has adopted a Code of Ethics that applies to Mr. Kibler, the Chief Executive Officer and Mr. Antonson, the
Chief Financial Officer, a copy of which was filed as Exhibit
14.1 to the Company's 2003 Form 10-K.

Audit Committee and Audit Committee Financial Expert
           The Company has an audit committee consisting of Lex Venditti, Robert Scissors and Walter Williamson. The Company's Board of Directors has determined that Mr. Venditti is an "audit committee financial expert" as defined under SEC rules. However, because of his position as general manager of AIFE and as a shareholder of American Inter-Fidelity Corporation, Mr. Venditti is not considered an independent director as defined under Rule 10A-3(b) of the Exchange Act. In addition, Mr. Scissors receives fees for consulting services provided to the Company and is also not considered an independent director.

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

Compliance with Section 16(a) of the Exchange Act
       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. There were no late filings during 2009. To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

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

Item 11.  Executive Compensation

Overview of Executive Compensation Program

       The Company does not have a formalized program for determining executive compensation. Any executive compensation changes are taken before the Board of Directors for approval. In general, our executive officers receive compensation consisting of a salary and on occasion, there have been stock bonuses issued. Executive officers participate in the same group health insurance program as the Company's full-time employees. The Company has not used, nor intend to use, an outside consultant in connection with making compensation decisions.


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

       The following Summary Compensation Table sets forth compensation paid by the Company during the years ended
December 31, 2009, 2008 and 2007 to Mr. Michael E. Kibler,
Chief Executive Officer and Mr. Harold Antonson, Chief
Financial Officer, where applicable. No other executive officer of the Company earned in excess of $0.1 million.


                                              Summary Compensation Table
Name and Position		Year	Salary		Stock Awards	All Other Compensation	Total
_________________________________________________________________________________________________________
Michael Kibler
Chief Executive officer		2009	$104,000 						 $104,000
				2008	$ 97,315 		 -   	 	 -   	 	 $ 97,315
				2007	$126,593 	 	 -   		 -	     	 $126,593
_________________________________________________________________________________________________________
Harold Antonson
Chief Financial Officer		2009	$ 96,000 			 			 $ 96,000
				2008	$ 97,419 		 -   		 -   	 	 $ 97,419
				2007	$122,460 		 -   		 -   	 	 $122,460
_________________________________________________________________________________________________________





Option exercises and option values

       No stock options have been issued to Mr. Michael E.
Kibler, Chief Executive Officer or Mr. Harold Antonson,
Chief Financial Officer for the years ended December 31,
2009, 2008 or 2007 and they hold no such options as of December 31, 2009.

Compensation of Directors

       Directors who are also employees of the Company receive no additional compensation for their services as directors. In 2009 and 2008, the Company paid consulting fees of $0.05 million and $0.03 million to two directors of the Company. No other compensation was paid to our non-executive board members during 2009, 2008 or 2007. The Company will reimburse its directors for travel expenses and other out-of-pocket costs incurred in connection with the Company's board of directors' meetings.

Compensation Committee

       The Company does not have a compensation committee.

       The current members of the Board of Directors
(Harold Antonson, Brad James, Michael Kibler, Robert Scissors, Lex Venditti and Walter Williamson) participated in deliberation concerning the Company's executive officer compensation, although the Chief Financial Officer, Harold Antonson and Chief Executive Officer, Michael Kibler abstain from all votes. There are no compensation committee interlocks.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

Security Ownership of Management

       The following table sets forth the number and percentage of shares of Common Stock that as of March 15, 2010 are deemed to be beneficially owned by each director of the Company and director nominee, by each executive officer of the Company and by all directors and executive officers of the Company as a group.

					Number of Shares
					of Common Stock
Name and position			Beneficially Owned	Perentage of Class
Harold E. Antonson
Chief Financial Officer, Treasurer
and Director		 		 5,129,374 (1)			36.0%

Michael E. Kibler
Director, President and
Chief Executive Officer			 5,009,263 (1) (5)		35.2%

Brad A. James Director			   166,981 (2)			 1.2%

Robert I. Scissors			    64,770 (3)			   *

Lex L. Venditti, Director		   217,500 (4)			 1.5%

All Directors and Executive Office	 7,998,362 			56.2%

* Indicates less than 1% ownership.

(1)	Includes shares held by August Investment Partnership, August Investment  Corporation,
        Eastern Refrigerated Transport, LLC., Enterprise Truck  Lines, LLC., Seagate Transportation
        Services, Inc., and American  Inter-Fidelity Exchange, of which Messrs. Kibler and Antonson are either  directors, partners, or significant shareholders or otherwise share the  voting and dispositive authority with respect to these shares.
(2)	Includes shares held by Seagate Transportation Services, Inc., of which Mr. James is a director, partner and significant shareholder. or significant shareholder.
(3)	Includes 11,770 shares held in the Saundra L. Scissors Trust of which Mr. and Mrs.
        Scissors are joint trustees.
(4)	Includes shares held by American Inter-Fidelity Exchange, of which Mr. Venditti is a director and significant shareholder of the attorney-in-fact.
(5)     Includes shares of 2,676,883 held by the Kibler Family Living Trust of which Mr. Kibler and Linda Kibler are trustees.


Security Ownership of Certain Beneficial Owners

       The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 5, 2010 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

Name and Address		Number of Shares of Common
of Beneficial Owner		Stock Beneficially Owned	Percentage of Class
Harold E. Antonson
8400 Louisiana Street
Merrillville, IN 46410			5,129,374 (1)		36.0%

August Investments Partnership
8400 Louisiana Street
Merrillville, IN 46410			1,150,946		 8.1%

Michael Kibler
8400 Louisiana Street
Merrillville, IN 46410			5,009,263 (1) (3)	35.2%

FMR LLC
82 Devonshire Street
Boston, MA 02109			986,200	(2)		 6.9%



(1)	Includes shares held by August Investment Partnership, August Investment  Corporation,
        Eastern Refrigerated Transport, Inc., Enterprise Truck Lines, Inc., Seagate Transportation
        Services, Inc., and American  Inter-Fidelity Exchange, of which Messrs. Kibler and Antonson are either directors, partners, or significant shareholders or otherwise share the voting and dispositive authority with respect to these shares.
(2)     Includes shares held by Fidelity Low-Priced Stock Fund and Fidelity Select Portfolios-
        Transportation.
(3)     Includes shares of 2,676,883 held by the Kibler Family Living Trust of which Mr. Kibler and
        Linda Kibler are trustees.


13.  Certain Relationships, Related Transactions, and Director
Independence

       One of the Company's subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company. These services are priced to cover the cost of the employees providing the services. Charges related to those services were approximately $0.04 million, $0.06 million and $0.07 million in 2009, 2008, and 2007, respectively. Other receivables due from entities affiliated through common ownership were $0.8 million and $1.0 million as of December 31, 2009 and 2008.

       One of the Operating Subsidiaries insurance providers, American Inter-Fidelity Exchange ("AIFE"), is managed by Mr. Venditti, a director of the Company and the Company has an investment of $0.1 million in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2009, 2008 and 2007, cash paid to AIFE for insurance premiums and deductibles was approximately $3.9 million, $4.9 million, and $6.1 million, respectively.

       The Operating Subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2009. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2009, 2008 and 2007.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2009. The subsidiaries currently account for the majority of the premiums of AIFE.

       For the years ended December 31, 2009, 2008 and 2007, a subsidiary insurance agency of the Company, recorded commission income of $0.7 million, $0.7 million and $0.4 million, respectively, related to premiums with AIFE. This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2009, 2008 and 2007, respectively.








       In addition, Mr. Kibler, the Chief Executive Officer and a director of the Company, Mr. Antonson, the Chief Financial Officer and a director of the Company, as well as Mr. Venditti, a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation ("AIFC"), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0.5 million for each of the years ended December 31, 2009, 2008, and 2007, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

       In each of 2009, 2008 and 2007, the Company paid consulting fees of $0.05 million, $0.03 million and $0.03 million, respectively, to two of its directors, Robert Scissors and Walter Williamson, relating to insurance and other services.

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



Item 14.  Principal Accountant Fees and Services

       The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO
Seidman, LLP

			   2009		   2008
			_________________________
Audit Fees (1)	 	$245,000 	 $338,630
Audit-Related Fees (2)	$      -   	 $134,022
Tax Fees (3)	 	$      -   	 $      -
All Other Fees (4)	$      -   	 $      -
			_________________________
Total		 	$245,000 	 $472,652

(1)	 Audit fees include fees associated with the annual audit of our consolidated financial statements, audit of internal control over financial reporting for
         2008, and  reviews of our quarterly reports on Form 10-Q.
(2)      Audit-related fees include fees associated with the historical audits and quarterly reviews in conjunction with the acquisition of ARL.
(3)	There were no tax fees.
(4)	There were no other fees.

       The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent registered public accounting firm.

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)  Financial Statements:

Report of Independent Registered Public Accounting Firm..................................................23

Consolidated Balance Sheets as of December 31, 2009 and 2008............................................ 24-25

Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007..............26

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, 2008, and 2007....27

Consolidated Statements of Cash Flows  for the years ended December 31, 2009, 2008, and 2007.............28

Notes to Consolidated Financial Statements ..............................................................30

(a)(2)	Financial Statement Schedules:

Schedule of Valuation and Qualifying Accounts............................................................42

       Other schedules are not included because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.


(a)(3) List of Exhibits


       The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:
Exhibit 3.1		Articles of Incorporation of the Company
                        (incorporated herein by reference to the Company's Proxy  Statement of November 9, 1993)

Exhibit 3.2		By-Laws of the Company
                        (incorporated herein by reference to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1994)

Exhibit 10.1		Amended and Restated Loan Agreement with US BANK and Carolina National
                        Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam
                        Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc.,
                        Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc.,
                        Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc.
                        (incorporated by reference to the Company's Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005)

Exhibit 10.2		Amendment to Amended and Restated Loan Agreement with US BANK and
                        Carolina National Transportation Inc., Gulfline Transport Inc., Five Star
                        Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc.,
                        Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc.,
                        Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and
                        US 1 Industries, Inc. (incorporated by reference to the Company's Form 10-Q for the nine Months ended September 30, 2005 filed on November 11, 2005)

Exhibit 10.3		Second Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National Transportation Inc., Gulfline Transport Inc., Five Star
                        Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc.,
                        Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal,
                        Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation,
                        and US 1 Industries, Inc. (incorporated by reference to the  Company's Form
                        10-Q for the nine months ended September 30, 2005 filed on November 11, 2005)

Exhibit 10.4		Amendment to Amended and Restated Loan Agreement with US BANK and
                        Carolina National Transportation LLC, Gulfline Transport Inc., Five Star
                        Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc.,
                        Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc.,
                        Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, TC
                        Services, Inc., Freedom Logistics, LLC, Thunderbird Logistics, LLC, Thunderbird
                        Motor Express, LLC, US1 Logistics, LLC, and US 1 Industries, Inc. .
                        (incorporated by reference to the  Company's Form 10-Q for the six months ended June 30, 2007 filed on August 14, 2007)

Exhibit 10.5		Amendment to Amended and Restated Loan Agreement with US BANK and
                        Blue and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics,
                        Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly
                        Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc.,
                        Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot
                        Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Transport
                        Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC.
                        (incorporated by reference to the  Company's Form 10-Q for the six months ended June 30, 2007 filed on August 14, 2007)

Exhibit 10.6		Amendment to Amended and Restated Loan Agreement with US BANK and
                        Blue and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics,
                        Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly
                        Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc.,
                        Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot
                        Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird
                        Logistics, LLC, Thunderbird Motor Express, LLC, Transport Leasing, Inc., Unity
                        Logistics Services Inc., and US1 Logistics, LLC. (incorporated by reference to the  Company's Form 8-K announcing the completion of the Acquisition or
                        Disposition of Assets filed on December 24, 2008)

Exhibit 10.7		Amendment to Amended and Restated Loan Agreement with US BANK and
                        Blue and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics,
                        Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly
                        Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc.,
                        Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot
                        Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird
                        Logistics, LLC, Thunderbird Motor Express, LLC, Transport Leasing, Inc., Unity
                        Logistics Services Inc., and US1 Logistics, LLC. (incorporated by reference to the  Company's Form 8-K announcing the Sixth Amendment to Amended and
                        Restated Loan Agreement and Eleventh Amendment to Revolving Loan Note
                        with US Bank, US1 Industries, Inc. as filed on July 29, 2009)

Exhibit 10.8		Amendment to Amended and Restated Loan Agreement with US BANK and AFT Transport, LLC,
                        ARL Transport, LLC, Cam Transport, Inc., Carolina National Logistics, Inc., Carolina
                        National Transportation, LLC, Five Star Transport, LLC, Friendly Transport, LLC,
                        Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp.,
                        Keystone Logistics, Inc., Liberty Transport, Inc., Patriot  Logistics, Inc., Risk
                        Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Thunderbird
                        Motor Express, LLC, Transport Leasing, Inc., Unity Logistics Services Inc., and
                        US1 Logistics, LLC. as filed with the Company's Form 10-K, this item announces the
                        Seventh Amendment to Amended and  Restated Loan Agreement and Twelfth Amendment to
                        Revolving Loan Note with US Bank, US1 Industries, Inc. as included in the Company's
                        Form 10-K for the fiscal year ended December 31, 2009.

Exhibit 14.1		US 1 Industries, Inc. Code of Ethics (incorporated by reference to the Company's Form
                        10-K for the year ended December 31, 2003 filed on March 26, 2005

Exhibit 21.1		Subsidiaries of the Registrant

Exhibit 31.1		Rule 13a-14(a)\15d-14a(a) Certifications

Exhibit 32.1		Section 1350 Certifications
















































                            SIGNATURES


       Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:  March 15, 2010		US 1 INDUSTRIES, INC. By:   /s/ Michael E. Kibler
							_______________________________________
                                                               	Michael E. Kibler
                                                                President & Chief Executive Officer
                                                                (Principal Executive Officer)

Date:  March 15, 2010	                              By:   /s/ Harold Antonson
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

Date:  March 15, 2010			                    /s/ Michael E. Kibler
							    ________________________________
                                                           	Michael E. Kibler, Director


Date:  March 15, 2010                                       /s/ Robert I. Scissor
						            ________________________________
								Robert I. Scissors, Director


Date:  March 15, 2010					    /s/ Lex L. Venditti
							    ________________________________
								Lex L. Venditti

Date:  March 15, 2010                                       /s/ Brad James
							    ________________________________
                                                                Brad James, Director


Date:  March 15, 2010		                            /s/ Walter Williamson
							    ________________________________
                                                                Walter Williamson, Director

Date:  March 15, 2010   				    /s/ Harold Antonson
							    ________________________________
								Harold Antonson, Director



Exhibit 10.8

                 SEVENTH AMENDMENT TO
           AMENDED AND RESTATED LOAN AGREEMENT

This Seventh Amendment to Amended and Restated Loan Agreement ("Amendment"), dated as of March 11, 2010 is between GULF LINE TRANSPORT LLC., an Indiana limited liability company, formerly known as Gulf Line Transport, Inc. ("Gulf Line"); FIVE STAR TRANSPORT, LLC., an Indiana limited liability company, formerly known as Five Star Transport, Inc. ("Five Star"); CAM TRANSPORT, INC., an Indiana corporation ("CAM"); UNITY LOGISTIC SERVICES INC., an Indiana corporation ("Unity"); ERX, INC., an Indiana corporation ("ERX"); FRIENDLY TRANSPORT, LLC, an Indiana limited liability company, formerly known as Friendly Transport, Inc. ("Friendly"); TRANSPORT LEASING, INC., an Arkansas corporation ("Transport Leasing"); KEYSTONE LINES, a California corporation ("Keystone Lines"); HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation ("Harbor"); PATRIOT LOGISTICS, INC., an Indiana corporation ("Patriot"); LIBERTY TRANSPORT, INC., an Indiana corporation ("Liberty"); KEYSTONE LINES CORP., an Indiana corporation, formerly known as Keystone Lines Corporation ("Keystone"), TC SERVICES, INC., an Indiana corporation ("TC Services"); KEYSTONE LOGISTICS, INC., an Indiana corporation ("Keystone Logistics"); CAROLINA NATIONAL TRANSPORTATION LLC, an Indiana limited liability company ("Carolina National"); CAROLINA NATIONAL LOGISTICS, INC., an Indiana corporation ("Carolina Logistics"); FREEDOM 1 LLC, an Indiana limited liability company, formerly known as Freedom Logistics, LLC ("Freedom"); THUNDERBIRD LOGISTICS, LLC, an
Indiana limited liability company ("Thunderbird Logistics"); THUNDERBIRD MOTOR EXPRESS, LLC, an Indiana limited liability company ("Thunderbird Motor"); US 1 LOGISTICS, LLC, an Indiana limited liability company ("US 1 Logistics") US 1 INDUSTRIES,
INC., an Indiana corporation ("Industries"), ARL TRANSPORT LLC, a Delaware limited liability company ("ARL") and AFT TRANSPORT
LLC, a Delaware limited liability company ("AFT"). (Gulf Line, Five Star, CAM, Unity, ERX, Friendly, Transport Leasing,
Keystone Lines, Harbor, Patriot, Liberty, Keystone, TC Services, Keystone Logistics, Carolina National, Carolina Logistics,
Freedom, Thunderbird Logistics, Thunderbird Motor, US 1 Logistics, Industries, ARL and AFT are hereinafter each referred to each as a "Borrower Entity", and collectively as the "Borrower"); and U.S. BANK, a national banking association ("Lender"). Capitalized terms not defined herein have the meanings ascribed to them in the Existing Loan Agreement, as that term is defined herein.

                 PRELIMINARY STATEMENT:

All Borrower Entities have previously entered into an Amended and Restated Loan Agreement with Lender dated as of March 10,
2005, as amended by (i) that certain Amendment to Amended and Restated Loan Agreement dated as of May 5, 2005, (ii) that certain Second Amendment to Amended and Restated Loan Agreement dated as of September 30, 2005, (iii) that certain Third Amendment to Amended and Restated Loan Agreement dated July 12, 2007, (iv) that certain Fourth Amendment to Amended and Restated Loan Agreement dated March 25, 2008, (v) that certain Fifth Amendment to Amended and Restated Loan Agreement dated December 18, 2008, and (vi) that certain Sixth Amendment to Amended and Restated Loan Agreement dated July 24, 2009 (the Amended and Restated Loan Agreement as so amended, the "Existing Loan Agreement," and, as amended by this Amendment, the "Loan Agreement").

Borrower has violated certain financial covenants under the Loan
Agreement, and Lender has agreed to waive the violations in consideration for the following changes be made to the Loan
Facility:

      redefinition of the minimum debt service ratio;

      a covenant that the Borrower's current maturities of long term debt other than debt to the Lender will not exceed
      $700,000 as of December 31, 2009, and thereafter.

NOW THEREFORE, it is hereby agreed as follows:

1. All capitalized terms used herein but not defined herein shall have the same meaning as ascribed to such terms in the Loan Agreement.

2. Lender hereby waives Borrower's violation of Section 7.20 and 7.23 as of December 31, 2009.

3. Section 7.6 of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

      "Capital Expenditures. In any year, make or incur , any Capital Expenditures in excess of $600,000.

4. Section 7.5 of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

"Dividends and Distributions. Make any dividends, distributions or other expenditures with respect to Borrower's capital stock ownership interests if same would cause a violation of any of the terms or conditions of this Agreement or make any repurchases of or redemptions of capital stock or make any other distribution by reduction of capital without the prior written consent of Lender"

5. Section 7.20 of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

"Fail to maintain a minimum debt service ratio for US 1 Industries, Inc. ("Industries") and its subsidiaries (on a consolidated basis) of 1.15:1 based on a rolling four (4) quarter average, to be calculated as follows: (1) the sum of: (x) Net Income before (i) taxes, (ii) minority interest expense, (iii) depreciation and (iv) amortization expense, (v) cash payment of interest, (vi) rent and lease expense (vii) loss from the sale of assets,and (Vii) any one time non-cash loss approved by lender less (y) CapEx, taxes paid, distributions made, gain on the sale of assets and cash dividends paid divided by (2) the sum of: (i) principal payments over the preceding 12 months on Indebtedness from Borrowed Money (excluding principal payments on the Revolving Loan), (ii) cash payment of interest, and (iii) rent and lease expense. For purposes of this Section 7.20, CapEx shall mean 50% of depreciation expense for Industries and its subsidiaries (on a consolidated basis). For the purposes of testing the minimum debt service ratio, "rent and lease expense" shall mean all amounts payable to any landlords and lessors by any Borrower Entity for the use of any real or personal property."


6. Section 7.23 of the existing Loan Agreement is amended and restated in its entirety to read as follows:

"Permit Borrower's current maturities of Indebtedness for Borrowed Money other than the Revolving Loan to exceed $700,000 as of December 31, 2009, or at any time thereafter."

7. Except for the violation of 7.20 and 7.23 of the Loan Agreement, which have been waived by Lender herein, each Borrower Entity represents and warrants that no Event of Default or Incipient Default (as defined in the Loan Agreement) exists or will occur as a result of the execution of and performance under this Amendment and that each of their representations and warranties set forth in the Loan Instruments (as the definition of that term is amended by this Amendment) is true and correct as of the date hereof, except to the extent that any such representations or warranties speak exclusively to an earlier date.

8. By their execution hereof, Harold Antonson and Michael Kibler hereby reaffirm their Limited Guaranties of the Revolving Loan and other obligations under the Loan Agreement and Note

9. Except as expressly amended hereby, the terms and conditions of the Loan Agreement as originally set forth therein shall remain in full force and effect.

10. All references to the "Loan Agreement" and other terms defined in the Existing Loan Agreement shall be deemed to take account of the Existing Loan Agreement, as amended by this Amendment.

11. Borrower shall reimburse Lender for all of Lender's out-of-pocket costs related to the transaction contemplated herein, including, without limitation, public record searches ordered by Lender or its counsel both prior and subsequent to the closing of the transactions contemplated herein, as well as legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein, or the enforcement of the terms hereof or of any of the Loan Instruments.

12. From time to time, Borrowers shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender's rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

13. Except as expressly amended hereby, the terms and conditions of the Existing Loan Agreement shall remain in full force and effect. IN WITNESS WHEREOF, the undersigned Borrowers and Lender have signed this Amendment to Amended and Restated Loan Agreement as of the date first above written.










CAROLINA NATIONAL LOGISTICS, INC.
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

GULF LINE TRANSPORT LLC,
an Indiana limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

FIVE STAR TRANSPORT, LLC,
an Indiana limited liability company

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

UNITY LOGISTIC SERVICES INC.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

ERX, INC., an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

FRIENDLY TRANSPORT, LLC,
an Indiana limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

TRANSPORT LEASING, INC.,
an Arkansas corporation

By: _____________________________
Name: ___________________________
Title: __________________________






HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

KEYSTONE LINES,
a California corporation

By: _____________________________
Name: ___________________________
Title: __________________________

PATRIOT LOGISTICS, INC.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

LIBERTY TRANSPORT, INC.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

KEYSTONE LINES CORP.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

TC SERVICES, INC.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

KEYSTONE LOGISTICS, INC.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

CAROLINA NATIONAL TRANSPORTATION LLC,
an Indiana limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________





FREEDOM 1, LLC,
an Indiana limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

THUNDERBIRD LOGISTICS, LLC,
an Indiana limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

THUNDERBIRD MOTOR EXPRESS, LLC,
an Indiana limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

US 1 LOGISTICS, LLC,
an Indiana limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

US 1 INDUSTRIES, INC.,
an Indiana corporation

By: _____________________________
Name: ___________________________
Title: __________________________

ARL TRASPORT LLC,
a Delaware limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

AFT TRANSPORT LLC,
a Delaware limited liability company

By: _____________________________
Name: ___________________________
Title: __________________________

_________________________________
Harold Antonson

_________________________________
Michael Kibler

U.S. BANK
a national banking association
By: _____________________________
Name: Ben Coscarart
      Title: Vice President