Form 10-Q
period 2010-03-31
US 1 INDUSTRIES INC
filed 2010-05-07
CIK 351498

FORM 10-Q


          ________________________________________________


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2010.

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

Registrant's telephone number, including area code: (219) 476-1300
       						   ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__ No  _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__] Accelerated filer [__] Non-accelerated filer [__] Smaller reporting company __X__ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No__X__

As of April 30, 2010 there were 14,243,409 shares of registrant's common stock outstanding.




                US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
         MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009



Part I  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


ASSETS

							March 31, 2010		December 31, 2009
							  (Unaudited)

Accounts receivable-trade, less allowances for
 doubtful accounts of $1,227,000 and
 $1,147,000, respectively		         	$29,672,363 		 $26,614,970

Other receivables, including receivables due from
 affiliated entities of $825,000 and $861,000,
 respectively		 				  5,425,376 		   4,427,027
Prepaid expenses and other current assets		  1,696,909 		   1,623,808
Current deferred income tax asset			    975,178 		     975,178
				                        ___________ 		 ___________
   Total current assets					 37,769,826 		  33,640,983

FIXED ASSETS:
Land		 					    195,347 		     195,347
Equipment		 				  1,920,000 		   2,748,270
Less accumulated depreciation and amortization		   (964,965)		  (1,353,102)
 	 						___________		 ___________
    Net property and equipment				  1,150,382 		   1,590,515
							___________		 ___________

Non-current deferred income tax asset		 	  1,107,575 		   1,107,575
Notes receivable - long term		 		    732,288 		     833,651
Intangible assets, net		 			  2,621,012 		   2,812,672
Goodwill		 				  1,391,741 		   1,780,639
Other assets		 				    126,461 		     126,461
							___________		 ___________
    Total Assets		 			$44,899,285 		 $41,892,496
							===========		 ===========



The accompanying notes are an integral part of the consolidated financial statements.



                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009



LIABILITIES AND SHAREHOLDERS' EQUITY

			  		      March 31, 2010	     December 31, 2009
				                (Unaudited)

CURRENT LIABILITIES:
  Revolving line of credit		 	$ 9,376,261 		 $ 9,592,474
  Bank overdraft		 		  2,104,088 		   1,628,383
  Current portion of capital lease obligation	 	  - 		      30,246
  Current portion of long-term debt		     27,760 		     642,413
  Accounts payable		 		 11,909,589 		   9,538,918
  Insurance and claims		 		  1,681,347 		   1,435,924
  Other accrued expenses		 	  1,805,138 		   1,410,098
						___________		 ___________

    Total current liabilities			 26,904,183 		  24,278,456

LONG-TERM DEBT, less current portion		     49,330 		     146,878

CAPITAL LEASE, less current portion		   	  - 		      56,241

SHAREHOLDERS'  EQUITY:
  Common stock, authorized 20,000,000 shares:
  no par value; 14,838,657 shares issued at
  March 31, 2010, and December 31, 2009,
  respectively					 46,980,768 		  46,978,349

  Treasury stock, 595,248 shares at both
  March 31, 2010 and December 31, 2009,
  respectively					   (952,513)		    (952,513)

  Accumulated deficit				(28,629,545)		 (28,835,952)
						___________		 ___________


  Total US 1 Industries, Inc.
  shareholders' equity				 17,398,710 		  17,189,884
  Noncontrolling Interests			    547,062 		     221,037
						 __________		  __________
    Total equity				 17,945,772 		  17,410,921
						 __________		  __________
     Total liabilities and shareholders'
     equity					$44,899,285 		 $41,892,496
						 ==========		  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                 MARCH 31, 2010 AND MARCH 31, 2009 (UNAUDITED)

  				        	March 31, 2010		March 31, 2009
						  (Unaudited)		  (Unaudited)

OPERATING REVENUES				 $ 47,487,770 		 $ 44,212,904

OPERATING EXPENSES:
  Purchased transportation			   32,859,920 		   30,688,183
  Commissions					    6,998,435 		    5,829,511
  Insurance and claims				    1,488,986 		    1,566,942
  Salaries, wages and other			    2,960,238 		    4,164,809
  Other operating expenses			    2,378,937 		    2,804,320
						 ____________		 ____________
    Total operating expenses			   46,686,516 		   45,053,765
						 ____________		 ____________

OPERATING INCOME (LOSS) 			      801,254 		     (840,861)
						 ____________		 ____________

NON-OPERATING INCOME (EXPENSE)
  Interest income				       22,640 		        9,161
  Interest expense				     (210,074)		     (161,246)
  Other income (expense)			       (1,215)		      120,179
						 ____________		 ____________
    Total non operating (expense) income   	     (188,649)		      (31,906)

NET INCOME (LOSS) BEFORE INCOME TAXES		 $    612,605 		 $   (872,767)
  Income tax expense				      188,629 		       82,728
						 ____________		 ____________

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST $    423,976 		 $   (955,495)
  Income attributable to noncontrolling interest      318,497 		       23,545
						 ____________		 ____________

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	 $    105,479 		 $   (979,040)
						 ============		 ============


  Basic and Diluted Net Income (Loss)
    per Common Share				 $       0.01 		 $      (0.07)

  Weighted Average Shares Outstanding
    Basic and Diluted			 	   14,243,409 		   14,243,409


The accompanying notes are an integral part of the consolidated financial statements.





                      US 1 INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

										          Total
									 	    US1 Industries, Inc.
		  		         Common Stock		    Treasury 	        Accumulated	  Stockholders'  Noncontrolling
				     Shares	 Amount	       Shares	    Amount	  Deficit	     Equity	   Interests

Balance at January 1, 2010	  14,838,657   $46,978,349   (595,248)	 $(952,513)   $(28,835,952)       $17,189,884      $221,038

Stock Compensation Expense	           -         2,419          - 	         - 	         - 	        2,419 	          -

Deconsolidation of Stoops Ferry				    		                   100,928 	      100,928 	     55,527

Net income for the three months
 ended March 31, 2010	 		   - 	         - 	    - 	         - 	   105,479 	      105,479 	    318,497

Distribution to noncontrolling
 interests	 		  	   - 	         - 	    - 	         - 	         - 	            - 	    (48,000)
				 ___________	__________   _________	  _________    ____________  	   __________	    ________
Balance at March 31, 2010	  14,838,657   $46,980,768   (595,248)	 $(952,513)   $(28,629,545)	  $17,398,710 	   $547,062
				 ===========	==========   =========    =========    ============        ==========       ========




























The accompanying notes are in integral part of the consolidated financial statements.


                    US 1 INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               MARCH 31, 2010 AND MARCH 31, 2009 (UNAUDITED)

 					                      Three Months Ended March 31,
						                 2010		    2009
		 				             (Unaudited) 	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) 		 		  		105,479 	  (979,040)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
	Depreciation and amortization	 	  		237,687 	   370,921
	Stock compensation expense	 	    	  	  2,419 	    81,453
	Provision for bad debts	 		  		228,836 	   523,216
	Noncontrolling interest	 		  		318,497 	    23,545
	Changes in operating assets and liabilities:
	 Accounts receivable - trade	 		     (3,312,192)	 3,402,094
	 Other receivables	 			       (763,749)	(1,001,792)
	 Notes receivable		       			101,363 	   310,381
	 Prepaid expenses and other current assets	       (174,101)	   (79,221)
	 Accounts payable	 			      2,759,233 	 1,369,954
	 Insurance and claims	 			        245,423 	    37,921
	 Other accrued expenses	 			        395,040 	  (299,266)
							     ___________	___________
	    Net cash provided by operating activities	 	143,935 	 3,760,166
							     ___________	___________

CASH FLOWS FROM INVESTING ACTIVITIES:
	 Additions to equipment	 			        (86,206)	   (10,988)
	 Goodwill purchase accounting adjustment	 	      - 	   (37,896)
	 Proceeds from sales of fixed assets 	 		 15,027 	         -
							     ___________	___________
	    Net cash used in investing activities	 	(71,179)	   (48,884)
							     ___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
	 Net (repayments) borrowings under the
         line of credit  				       (216,213)	    39,596
	 Change in bank overdraft	 		        451,014 	(3,090,613)
	 Capital lease payments	 				      - 	   (44,864)
	 Principal payments of long term debts	 	       (259,557)	  (332,989)
	 Distributions to noncontrolling interests	        (48,000)	   (40,000)
							     ___________	___________
	    Net cash used in financing activities	        (72,756)	(3,468,870)
							     ___________	___________
NET CHANGE IN CASH		 				      - 	   242,412

CASH, BEGINNING OF PERIOD					      - 	         -
CASH, END OF PERIOD		 				      - 	  $242,412

	Cash paid for interest	 			       $202,706 	  $146,000
	Cash paid for income taxes	 		       $396,546 	  $200,000

The accompanying notes are an integral part of the consolidated financial statements.

               US 1 INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1. BASIS OF PRESENTATION

       The accompanying consolidated balance sheet as of March 31, 2010 and the consolidated statements of income and cash flows for the three month periods ended March 31, 2010 and 2009, and the statement of shareholders' equity for the three months ended March 31, 2010 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods.
The year-end balance sheet data was derived from audited financial statements. These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries ("the Company") audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for a full year.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

       Accounting Standards Codification ("ASC") 605-25-In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, "Multiple-Element Arrangements". The previous guidance has been retained for criteria to determine when delivered items in multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

       ASC 820-In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements." This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity's balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

       ASC 815-In March 2010, the FASB issued ASU 2010-11, "Scope
Exception Related to Embedded Credit Derivatives" to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, "Derivatives and Hedging". The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance is effective on July 1, 2010 for the Company. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

       ASC 810-In January 1, 2010 the Company adopted the provisions of
ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. As a result, the Company concluded that Stoops Ferry, LLC no longer qualifies for consolidation into ARL; the net assets, including goodwill, and retain earnings were removed from the Company's financial statements accordingly. The impact of this deconsolidation was not material to the Company's financial statements.

3. RECLASSIFICATIONS

       Certain reclassifications have been made to the previously reported 2009 financial statements to conform to the 2010 presentation.

4. EARNINGS PER SHARE

       The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, which was primarily codified into ASC 260-10.
Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

				        Three Months Ended March 31,
                         	  	   2010		    2009
					____________________________
Numerator
	Net income (loss) available
	to common shareholders for
	basic and diluted EPS		 $   105,479 	 $  (979,040)
Denominator
	Weighted average common
	shares outstanding for
	basic and diluted EPS	          14,243,409      14,243,409

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

6. BANK LINE OF CREDIT

       The Company and its subsidiaries have a $17.5 million line of credit that was amended on March 11, 2010. The amendment included (1) a redefinition of the minimum debt service ratio, (2) the imposition of a covenant that the Company's current maturities of long term debt other than debt to the Lender will not exceed $700,000, (3) a restriction on Capital Expenditures in excess of $600,000, (4) a restriction on dividends, distributions or other expenditures to the Company's capital stock ownership interest, (5) the reduction of the minimum debt service ratio, and
(6) an increase in the Company's limit of current maturities of Indebtedness for Borrowed Money other than the Revolving Loan. This line of credit matures on October 1, 2010. Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $8.1 million at March 31, 2010. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of March 31, 2010, the interest rate on this line of credit was 4.60%. The Company's accounts receivable, property, and other assets are collateral under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2010, the outstanding borrowings on this line of credit were $9.4 million.

	This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants. As of March 31, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization. At March 31, 2010, the Company, and its subsidiaries were in compliance with these financial covenants.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with US Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and US Bank pay interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. At March 31, 2010 the Company recorded the fair value of the interest rate swap resulting in additional interest expense of approximately $0.08 million.

7. EQUITY TRANSACTIONS

       In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 300,000 options to purchase shares of common stock at an exercise price of $0.80 per share.
These options vest over 4 years: however 150,000 options vested early in 2009 due to one employee's termination. All options expire by December 18, 2018. The fair value of these options of $0.1 million was calculated using a Black Scholes model. During 2009, the Company recorded stock compensation expense of $0.06 million and the remainder is to be recorded through 2012. The Company has no other options or warrants to purchase common stock outstanding as of March 31, 2010.

8. LEGAL PROCEEDINGS

       The Company and its subsidiaries are involved in certain litigation matters in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

9. INCOME TAXES

       The Company files a consolidated US income tax return and tax returns in various states and local jurisdictions. Federal Income tax expense is $118K and $0 for the three months ended March 31, 2010 and 2009 respectively. State tax is $71K and $83K for the respective periods. The Company will have utilized their federal net operating loss carry-forwards by the end of the year and as a result the federal tax has increased. Each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors. As such, each subsidiary is not able to obtain state tax benefits for the losses generated by the consolidated entity, and is required to pay quarterly state taxes. The Company is also required to file in certain states that use a gross margin tax as opposed to an income tax. As a result, the effective tax rate will vary from the statutory rate because the state tax does not necessarily bear a direct relationship to net income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

       You should read the following discussion regarding the Company and its subsidiaries along with the Company's consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2010 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

       The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2010 and 2009 and in the Company's Form 10-K for its fiscal year ended December 31, 2009, are essential to obtain an understanding of the comparisons and are incorporated by reference into the discussion that follows.

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

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following table sets forth the percentage relationships of expense items to revenue for the three months ended
March 31, 2010 and March 31, 2009:

				  2010		  2009
				________	________
Revenue				 100.0 %	 100.0	%
Operating expenses:
    Purchased transportation	  69.2 		  69.4
    Commissions			  14.7 		  13.2
    Insurance and claims	   3.1 		   3.6
    Salaries, wages and other	   6.2 		   9.4
    Other operating expenses	   5.0 		   6.3
				________	________

       Total operating expenses	  98.2 	  	 101.9
				________	________

Operating income (loss)	           1.8 	  	  (1.9)

       The Company's operating revenues increased by $3.3 million to $47.5 million for the three months ended March 31, 2010 from $44.2 million for the same period in 2009. This is an increase of 7.5%. The increase is primarily attributable to the increase of load activity at several of the Company's locations, which we believe is attributable to a slight improvement of the general economy.

       Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors. Many agents negotiate a combined percentage payable for purchased transportation and commission. Purchased transportation and commission together increased 1.3% as a percentage of revenue for the three months ended March 31, 2010 from the same period of time in 2009. Purchased transportation expense decreased 0.2% as a percentage of operating revenue from 69.4% for the three months ended March 31, 2009 to 69.2% for the three months ended March 31, 2010. The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators. In addition, pay on certain types of revenue may be higher than for other types of revenue. Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission. However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue. This decrease was offset by the increase in commission expense of 1.5% of operating revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in purchased transportation and commissions is the result of increased brokerage activity at one of the Company's operations.

       Salaries expense is not directly variable with revenue and decreased approximately $1.2 million for the three months ended March 31, 2010 compared to the same period of time in 2009. This decrease in salaries expense is primarily attributable to subsidiaries of the Company that have closed offices and restructured the workloads in order to cut costs. Salaries expense decreased 3.2% as a percentage of operating revenue from 9.4% for the three months ended March 31, 2009 to 6.2% for the three months ended March 31, 2010.

       Insurance and claims decreased slightly to 3.1% of operating revenue for the three months ended March 31, 2010 from 3.6% for the same period of time in 2009. This was a decrease of approximately $0.08 million for the three months ended March 31, 2010 compared to the same period of time in 2009. A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company's revenue. Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company's operating income.





       Other operating expenses decreased to 5.0% of revenue for the three months ended March 31, 2010 from 6.3% of revenue for the
three months ended March 31, 2009.   The Company experienced a
defalcation related to accounts receivable which resulted in an increase in the Company's bad debt expense of approximately $0.5 million during the first quarter of 2009. There was no such defalcation related expenses during first quarter of 2010. During the first quarter of 2010, the Company experienced a decrease in depreciation and amortization expense with the deconsolidation of Stoops Ferry.

       Interest expense remained consistent at 0.4% as a percentage of revenue for the three months ended March 31, 2010 and for the same period in 2009.

       Other income (expense) includes income from rental property, storage and equipment usage fees and other administrative fee income. Other income decreased $0.1 million from income of approximately
$0.1 million for the three months ended March 31, 2009 to expense of ($0.01 million) for the three months ended March 31, 2010. This decrease in other income is the result of the Company experiencing a decrease in administrative fee income for the three months ended March 31, 2010.

       The Company also recognized noncontrolling interest expense of $0.3 million for the three months ended March 31, 2010 compared to $0.02 million for the three months ended March 31, 2009 to the noncontrolling interest holders relating to their portion of its subsidiaries', ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics, LLC, net income for the three months ended March 31, 2010 and 2009, respectively. ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics LLC are each 60% owned subsidiaries of the Company.

       Federal and state income tax expense increased to $0.2 million for the three months ended March 31, 2010 compared to $0.08 million for the three months ended March 31, 2009. Income tax expense is primarily related to state and local taxes, as each subsidiary is required to file stand-alone state tax returns, and is not able to obtain the benefit of losses generated by the consolidated entity. Assuming that the Company's business returns to historical levels of performance for the remainder of 2010, the Company will be required to commence paying Federal income tax as the majority of the Company's NOL carry forwards are expiring.

       As a result of the factors outlined above, net income attributed to US 1 Industries, Inc. for the three months ended March 31, 2010 was $0.1 million compared to a net loss attributed to US 1 Industries, Inc. of ($1.0 million) for the three months ended March 31, 2009.

Liquidity and Capital Resources

       During the three months ended March 31, 2010, the Company's financial position improved slightly. The Company had shareholders' equity of $17.4 million at March 31, 2010 compared with $17.2 million at December 31, 2009.



       Net cash provided by operating activities decreased $3.6 million from $3.8 million for the three months ended March 31, 2009 to $0.2 million for the three months ended March 31, 2010. Working capital needs used cash of $0.7 million during the three months ended March 31, 2010. For the three months ended March 31, 2009, working capital needs provided cash of $3.7 million.

       The Company's accounts receivable used cash of $3.3 million for the three months ended March 31, 2010 due to an increase in revenue at several of the company's subsidiaries. For the three months ended March 31, 2009 the Company's account receivable provided cash of $3.4 million due to decreased revenues and an increase in cash payments from customers.

       Other receivables used cash for the three months ended March 31, 2010 in the amount of $0.8 million compared to $1.0 million cash used for the same period in 2009. The largest contributor to this change is a decrease in owner operator advances associated with the daily operations of the Company and the write off of receivables due to a defalcation in 2009.

       Accounts Payable provided $2.8 million in cash for the three months ended March 31, 2010 compared to $1.4 million for the same period in 2009. This increase in cash provided from accounts payable during the three months ended March 31, 2010 is attributable to timing of payments made to owner operators.

       Net cash used in investing activities was $0.07 million for the three months ended March 31, 2010 compared to $0.05 million for the same period in 2009. The net cash used in investing activities is primarily due to the purchase of fixed assets.

       Net cash used in financing activities decreased $3.4 million from $3.5 million for the three months ended March 31, 2009 to using $0.07 million for the three months ended March 31, 2010. The reduction in the bank overdraft provided net cash of $0.5 million for the three months ended March 31, 2010 compared to using net cash of $3.1 million for the three months ended March 31, 2009.
For the three months ended March 31, 2009, net borrowings under the line of credit were $0.04 million compared to repayments of ($0.2
million) for the three months ended March 31, 2010.    For the
three months ended March 31, 2010, the Company distributed $0.05 million to minority shareholders of the Company's majority owned subsidiaries, Carolina National Transportation, LLC and US1 Logistics, LLC compared to $0.04 million for the three months ended March 31, 2009. Net cash used in repayments of long term debt was $0.3 million for the three months ended March 31, 2010 and for March 31, 2009.

       The Company and its subsidiaries have a $17.5 million line of credit that was amended on March 11, 2010. The amendment included (1) a redefinition of the minimum debt service ratio, (2) the imposition of a covenant that the Company's current maturities of long term debt other than debt to the Lender will not exceed $700,000, (3) a restriction on Capital Expenditures in excess of $600,000, (4) a restriction on dividends, distributions or other expenditures to the Company's capital stock ownership interest,
(5) the reduction of the minimum debt service ratio, and (6) an increase in the Company's limit of current maturities of Indebtedness for Borrowed Money other than the Revolving Loan.
This line of credit matures on October 1, 2010. Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2010. Advances under this revolving line of credit are limited to 75% of eligible accounts receivable. Unused availability under the amended line of credit was $8.1 million at March 31, 2010. Under the amended line of credit agreement, the Company's interest rate is based upon certain financial covenants and may range from "One Month LIBOR" plus 3.35% to "One Month LIBOR" plus 4.35%. As of March 31, 2010, the interest rate on this line of credit was 4.60%. The Company's accounts receivable, property, and other assets are collateral under the agreement. Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2010, the outstanding borrowings on this line of credit were $9.4 million.

	This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.
As of March 31, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization. At March 31, 2010, the Company, and its subsidiaries, was in compliance with these financial covenants.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with US Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and US Bank pay interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. At March 31, 2010 the Company recorded the fair value of the interest rate swap resulting in additional interest expense of approximately $0.08 million.

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

       The Company has approximately $0.8 million of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2010.

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

       The Company has an investment in AIFE which is accounted for under the cost method as the Company has not exercised control over AIFE. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE payable to US1 Industries, Inc. or its subsidiaries for the three months ended March 31, 2010 and 2009. In the future, the Company's control over AIFE or the structure of AIFE could change, which might require the Company to consolidated AIFE.
The Company has not determined what, if any impact a change in its control over AIFE or AIFE's structure and a resulting consolidation of AIFE would have with respect to the market value of the Company.

       If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder's premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2009 or the three months ended March 31, 2010.

       Mr. Kibler, the Chief Executive Officer and a director of the Company, Mr. Antonson, the Chief Financial Officer and a director of the Company, as well as Mr. Venditti, a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation ("AIFC"), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE. AIFE incurred management fees of approximately $0.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. These management fees are available to be paid as dividends to these officers and directors of the Company.

       At March 31, 2010 the Company paid consulting fees to two of its directors, Robert Scissors and Walter Williamson relating to insurance and other services. At March 31, 2009 the Company paid consulting fees to one of its directors, Robert Scissors, relating to insurance and other services.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

              The Company has a revolving line of credit with US Bank which currently bears interest at the "One Month LIBOR" plus 3.35% (at March 31, 2010 the interest rate was 4.60%). The interest rate was based on certain financial covenants. A one percentage point change in the LIBOR rate would result in approximately $0.1 million in additional expense annually.

       On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with US
Bank effective February 2, 2009 through February 1, 2012. This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012. The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and US Bank pay interest at the LIBOR rate times the notional amount of the swap. The Company did not enter into this agreement for speculative purposes. At March 31, 2010 the Company recorded the fair value of the interest rate swap resulting in additional interest expense of approximately $0.08 million.

Item 4.  CONTROLS AND PROCEDURES

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

Item 4T. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

       There were no changes in the Company's internal control over financial reports (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.








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

May 7, 2010