Form 10-Q
period 2010-06-30
US 1 INDUSTRIES INC
filed 2010-08-10
CIK 351498

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

Commission File No.  1-8129.

US 1 INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	95-3585609
(State of Incorporation)	(I.R.S. Employer Identification No.)

336 W. US 30, Valparaiso, Indiana	46385
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (219)476-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☑ Smaller reporting company
                                                          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 6, 2010 there were 14,243,409 shares of registrant’s common stock outstanding.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Part I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Accounts receivable-trade, less allowances for
doubtful accounts of $1,115,000 and
$1,147,000, respectively	$30,885,890	$26,614,970

Other receivables, including receivables due from
affiliated entities of $629,000 and $861,000,
respectively	5,434,452	4,427,027
Prepaid expenses and other current assets	1,793,053	1,623,808
Current deferred income tax asset	975,178	975,178

Total current assets	39,088,573	33,640,983

FIXED ASSETS:
Land	195,347	195,347
Equipment	1,809,047	2,748,270
Less accumulated depreciation and amortization	(895,489)	(1,353,102)

Net property and equipment	1,108,905	1,590,515

Non-current deferred income tax asset	1,107,575	1,107,575
Notes receivable - long term	838,324	833,651
Intangible assets, net	2,429,351	2,812,672
Goodwill	1,391,741	1,780,639
Other assets	126,461	126,461

Total Assets	$46,090,930	$41,892,496

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$9,352,089	$9,592,474
Bank overdraft	2,035,440	1,628,383
Current portion of capital lease obligation	-	30,246
Current portion of long-term debt	22,828	642,413
Accounts payable	12,526,617	9,538,918
Insurance and claims	1,613,836	1,435,924
Other accrued expenses	2,121,893	1,410,098

Total current liabilities	27,672,703	24,278,456

LONG-TERM DEBT, less current portion	44,236	146,878

CAPITAL LEASE, less current portion	-	56,241

SHAREHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares: no par
value; 14,838,657 shares issued at June 30, 2010, and
December 31, 2009, respectively	46,983,188	46,978,349

Treasury stock, 595,248 shares at both June 30, 2010
and December 31, 2009, respectively	(952,513)	(952,513)
Accumulated deficit	(28,124,784)	(28,835,952)

Total US 1 Industries, Inc. shareholders' equity	17,905,891	17,189,884
Noncontrolling Interests	468,100	221,037
Total equity	18,373,991	17,410,921

Total liabilities and shareholders' equity	$46,090,930	$41,892,496

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Month ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES	$52,577,314	$45,017,360	$100,065,084	$89,230,264

OPERATING EXPENSES:
Purchased transportation	36,384,819	30,344,630	69,244,739	61,032,813
Commissions	7,920,265	6,496,286	14,918,700	12,325,797
Insurance and claims	1,522,883	1,157,472	3,011,869	2,724,414
Salaries, wages and other	3,094,806	4,043,764	6,055,044	8,208,573
Other operating expenses	2,269,858	2,762,016	4,648,795	5,566,336

Total operating expenses	51,192,631	44,804,168	97,879,147	89,857,933

OPERATING INCOME (LOSS)	1,384,683	213,192	2,185,937	(627,669)

NON-OPERATING INCOME (EXPENSE)
Interest income	22,391	36,394	45,031	45,555
Interest expense	(121,703)	(270,076)	(331,777)	(431,322)
Other income (expense)	82,241	(4,397)	81,026	115,782
Total non operating (expense) income	(17,071)	(238,079)	(205,720)	(269,985)

NET INCOME (LOSS) BEFORE INCOME TAXES	$1,367,612	$(24,887)	$1,980,217	$(897,654)
Income tax expense	309,813	61,202	498,442	143,930

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$1,057,799	$(86,089)	$1,481,775	$(1,041,584)
Income attributable to noncontrolling interest	553,038	(337,343)	871,535	(313,798)

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$504,761	$251,254	$610,240	$(727,786)

Basic Net Income (Loss) Per Common Shares	$0.04	$0.02	$0.04	$(0.05)
Diluted Net Income (Loss) Per Common Shares	$0.04	$0.02	$0.04	$(0.05)

Weighted Average Shares Outstanding - Basic	14,243,409	14,243,409	14,243,409	14,243,409
Weighted Average Shares Outstanding - Diluted	14,290,025	14,243,409	14,309,172	14,243,409

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

						Total
						US1 Industries, Inc.
	Common Stock		Treasury		Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Deficit	Equity	Interests

Balance at January 1, 2010	14,838,657	$46,978,349	(595,248)	$(952,513)	$(28,835,952)	$17,189,884	$221,037

Stock Compensation Expense	-	4,839	-	-	-	4,839	-

Deconsolidation of Stoops Ferry					100,928	100,928	55,528

Net income for the six months ended
June 30, 2010	-	-	-	-	610,240	610,240	871,535

Distribution to noncontrolling interests	-	-	-	-	-	-	(680,000)
Balance at June 30, 2010	14,838,657	$46,983,188	(595,248)	$(952,513)	$(28,124,784)	$17,905,891	$468,100

The accompanying notes are in integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2010 AND JUNE 30, 2009 (UNAUDITED)

	Six Months Ended June 30, 2010
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	610,240	(727,786)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	474,366	766,005
(Gain) Loss on disposal of assets	(4,020)	41,938
Stock compensation expense	4,839	53,224
Provision for bad debts	228,679	726,946
Noncontrolling interest	871,535	(313,798)
Changes in operating assets and liabilities:
Accounts receivable - trade	(4,525,562)	4,460,317
Other receivables	(772,825)	(360,695)
Notes receivable	(4,673)	428,143
Prepaid expenses and other current assets	(270,245)	(157,019)
Accounts payable	3,376,261	568,661
Insurance and claims	177,912	(201,753)
Other accrued expenses	711,795	(439,974)
Net cash provided by operating activities	878,302	4,844,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(101,701)	(219,426)
Goodwill purchase accounting adjustment	-	(119,896)
Proceeds from sales of fixed assets	31,000	-
Net cash used in investing activities	(70,700)	(339,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under the line of credit	(240,385)	(93,843)
Change in bank overdraft	382,366	(3,090,613)
Capital lease payments	-	(53,052)
Principal payments of long term debts	(269,583)	(534,253)
Distributions to noncontrolling interests	(680,000)	(611,179)
Net cash used in financing activities	(807,602)	(4,382,940)

NET CHANGE IN CASH	-	121,947

CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$121,947

Cash paid for interest	$394,804	$352,763
Cash paid for income taxes	$287,907	$442,445

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 2010 and the consolidated statements of income and cash flows for the three and six month periods ended June 30, 2010 and 2009, and the statement of shareholders’ equity for the six months ended June 30, 2010 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods.  The year-end balance sheet data was derived from audited financial statements.  These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries (“the Company”) audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company's Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for a full year.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification (“ASC”) 605-25—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging”.  The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance is effective on July 1, 2010 for the Company.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASC 810— On January 1, 2010 the Company adopted the provisions of ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. As a result, the Company concluded that Stoops Ferry, LLC no longer qualifies for consolidation into ARL; the net assets, including goodwill, and retain earnings were removed from the Company’s financial statements accordingly.  The impact of this deconsolidation was not material to the Company’s financial statements.

3. RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported 2009 financial statements to conform to the 2010 presentation.

4. EARNINGS PER SHARE

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, which was primarily codified into ASC 260-10.  Following is the reconciliation of the numerators and denominators of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net income (loss) available
to common shareholders
for basic and diluted EPS	$504,761	$251,254	$610,240	$(727,786)

Denominator
Weighted average common
shares outstanding for
basic EPS	14,243,409	14,243,409	14,243,409	14,243,409
Weighted average common
shares outstanding for
diluted EPS	14,290,025	14,243,409	14,309,172	14,243,409

The Company has no other options or warrants to purchase common stock outstanding.

5. REVENUE RECOGNITION

                          Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” which was primarily codified into ASC topic 605. Amounts payable for purchased transportation, commissions and insurance are accrued when incurred.  The Company follows guidance of this standard and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

6. BANK LINE OF CREDIT

The Company and its subsidiaries have a $17.5 million line of credit that was amended on March 11, 2010.  The amendment included (1) a redefinition of the minimum debt service ratio, (2) the imposition of a covenant that the Company’s current maturities of long term debt other than debt to the Lender will not exceed $700,000, (3) a restriction on annual Capital Expenditures in excess of $600,000, (4) a restriction on dividends, distributions or other expenditures  to the Company’s capital stock ownership interest, (6) the reduction of the minimum debt service ratio, and (5) an increase in the Company’s limit of current maturities of Indebtedness for Borrowed Money other than the Revolving Loan.  This line of credit matures on October 1, 2010.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2010.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $8.1 million at June 30, 2010.  Under the amended line of credit agreement, the Company’s interest rate is based upon certain financial covenants and may range from “One Month LIBOR” plus 3.35% to “One Month LIBOR” plus 4.35%.  As of June 30, 2010, the interest rate on this line of credit was 3.725%.  The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2010, the outstanding borrowings on this line of credit were $9.4 million.

This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of June 30, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At June 30, 2010, the Company, and its subsidiaries were in compliance with these financial covenants.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.08 million for the six months ended June 30, 2010.  The fair value of the interest rate swap was minimal at December 31, 2009.

7. EQUITY TRANSACTIONS

In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 300,000 options to purchase shares of common stock at an exercise price of $0.80 per share.  These options vest over 4 years, however 150,000 options vested early in 2009 due to one employee’s termination.  All options expire by December 18, 2018.  The fair value of these options of $0.1 million was calculated using a Black Scholes Model.  During 2009, the Company recorded stock compensation expense of $0.06 million and the remainder is to be recorded through 2012.  The Company has no other options or warrants to purchase common stock outstanding as of June 30, 2010.

8. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in certain litigation matters in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

9. INCOME TAXES

The Company files a consolidated US income tax return and tax returns in various states and local jurisdictions.  Income tax expense increased $0.4 million for the six months ended June 30, 2010 to $0.5 million, an effective tax rate of 45.0%, for the six months ended June 30, 2010 from $0.1 million for the six months ended June 30, 2009.  In 2009, income tax expense is related to state and local taxes, as each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors.  As such, each subsidiary was not able to obtain state tax benefits for the losses generated by the consolidated entity, and was required to pay quarterly state taxes.  The Company is also required to file in certain states that use a gross margin tax as opposed to an income tax.  As a result, the effective tax rate in both 2010 and 2009 will vary from the statutory rate because the state tax does not necessarily bear a direct relationship to net income.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

You should read the following discussion regarding the Company and its subsidiaries along with the Company’s consolidated financial statements and related notes included in this quarterly report.  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  The Company’s actual results, performance and achievements in 2010 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and six months ended June 30, 2010 and 2009 and in the Company’s Form 10-K for its fiscal year ended December 31, 2009, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors.  Because the Operating Subsidiaries generally do not own their own trucks, purchased transportation is the largest component of the Company’s operating expenses and increases or decreases in proportion to the revenue generated through independent contractors.  Commissions to agents and brokers are similarly based on contractually agreed-upon percentages of revenue.

A majority of the Company’s insurance expense, through its subsidiaries, is based on a percentage of revenue and, as a result, will increase or decrease with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income.

Historically salaries, wages, fringe benefits, and other operating expenses had been principally non-variable expenses and remained relatively fixed with slight changes in relationship to revenue.  However, since the Company, through its subsidiaries, has added certain operations, which utilize employees rather than independent agents, these non-variable expenses may not be directly comparable.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The following table sets forth the percentage relationships of expense items to revenue for the six months ended June 30, 2010 and June 30, 2009:

	2010	2009

Revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	69.2%	68.4%
Commissions	14.9%	13.8%
Insurance and claims	3.0%	3.1%
Salaries, wages and other	6.1%	9.2%
Other operating expenses	4.6%	6.2%

Total operating expenses	97.8%	100.7%

Operating income (loss)	2.2%	-0.7%

The Company's operating revenues increased by $10.8 million to $100.1 million for the six months ended June 30, 2010 from $89.2 million for the same period in 2009.  This is an increase of 12.1%. The increase is primarily attributable to the increase of load activity at several of the Company’s locations, which we believe is attributable to an improvement of the general economy.

Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors.  Many agents negotiate a combined percentage payable for purchased transportation and commission.  Purchased transportation and commission together increased 1.9% as a percentage of revenue for the six months ended June 30, 2010 from the same period of time in 2009.  Purchased transportation expense increased 0.8% as a percentage of operating revenue from 68.4% for the six months ended June 30, 2009 to 69.2% for the six months ended June 30, 2010.  The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.  In addition, pay on certain types of revenue may be higher than for other types of revenue.  Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission.  However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.  Commission expense increased 1.1% as a percentage of operating revenue from 13.8% for the six months ended June 30, 2009 to 14.9% for the six months ended June 30, 2010.  The increase in purchased transportation and commissions is the result of increased brokerage activity at one of the Company’s operations.  Brokered loads pay a higher percentage of purchased transportation and commission as carriers are responsible for paying their own liability insurance.

Salaries expense is not directly variable with revenue and has decreased $2.2 million for the six months ended June 30, 2010 compared to the same period of time in 2009.  This decrease in salaries expense is primarily attributable to subsidiaries of the Company that have closed offices and restructured the workloads in order to cut costs.  Salaries expense decreased 3.1% as a percentage of operating revenue from 9.2% for the six months ended June 30, 2009 to 6.1% for the six months ended June 30, 2010.

 Insurance and claims decreased to 3.0% of operating revenue for the six months ended June 30, 2010 from 3.1% for the same period of time in 2009.  This was a decrease of 0.1% of operating revenue for the six months ended June 30, 2010 compared to the same period of time in 2009.  A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009 (continued)

Other operating expenses decreased to 4.6% of revenue for the six months ended June 30, 2010 from 6.2% of revenue for the six months ended June 30, 2009.  The Company experienced a defalcation related to accounts receivable which resulted in an increase in the Company’s bad debt expense of approximately $0.5 million during the first six months of 2009. There was no such defalcation related expenses during the first six months of 2010.  In addition, the Company experienced a decrease in depreciation and amortization expense for the first six months of 2010 related to the deconsolidation of Stoops Ferry.

Interest expense decreased $0.1 million from $0.4 million for the six months ended June 30, 2009 to $0.3 million for the six months ended June 30, 2010.  This decrease is primarily attributable to decreased borrowings on the Company’s line of credit and decreased interest rates on the line of credit.  The Company’s interest being charged on the line of credit decreased from 4.163% as of June 30, 2009 to 3.725% as of June 30, 2010.  Under the amended line of credit agreement, the Company’s interest rate is based upon certain financial covenants and may range from “One Month LIBOR” plus 3.35% to “One Month LIBOR” plus 4.35%.

Other income includes income from rental property, storage and equipment usage fees and other administrative fee income.  Other income decreased $0.03 million from $0.12 million for the six months ended June 30, 2009 to $0.08 million for the six months ended June 30, 2010.  This decrease in other income is the result of the Company experiencing a decrease in administrative fee income for the six months ended June 30, 2010.

The Company also recognized noncontrolling interest expense of $0.9 million for the six months ended June 30, 2010 compared to noncontrolling interest income of ($0.3 million) for the six months ended June 30, 2009 relating to the minority shareholders’ portion of income or loss generated by our majority owned subsidiaries, ARL Transport, LLC, Carolina National Transportation, LLC and US1 Logistics, LLC.  This increase in noncontrolling interest expense is a result of increased net income of the subsidiaries who have minority shareholders.

Income tax expense increased $0.4 million for the six months ended June 30, 2010 to $0.5 million, an effective tax rate of 45.0%, for the six months ended June 30, 2010 from $0.1 million for the six months ended June 30, 2009.  In 2009, income tax expense is related to state and local taxes, as each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors.  As such, each subsidiary was not able to obtain state tax benefits for the losses generated by the consolidated entity, and was required to pay quarterly state taxes.  The Company is also required to file in certain states that use a gross margin tax as opposed to an income tax.  As a result, the effective tax rate will vary in both 2010 and 2009 from the statutory rate because the state tax does not necessarily bear a direct relationship to net income.

As a result of the factors outlined above, net income attributed to US 1 Industries, Inc. for the six months ended June 30, 2010 was $0.6 million compared to a net loss attributed to US 1 Industries, Inc. of ($0.7 million) for the six months ended June 30, 2009.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended June 30, 2010 and June 30, 2009:

	2010	2009

Revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	69.2%	67.4%
Commissions	15.1%	14.4%
Insurance and claims	2.9%	2.6%
Salaries, wages and other	5.9%	9.0%
Other operating expenses	4.3%	6.1%

Total operating expenses	97.4%	99.5%

Operating income (loss)	2.6%	0.5%

The Company's operating revenues increased by $7.6 million to $52.6 million for the three months ended June 30, 2010 from $45.0 million for the same period in 2009.  This is an increase of 16.9%.  This increase is primarily attributable to the increase of load activity at several of the Company’s locations, which we believe is attributable to an improvement of the general economy.

Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors.  Many agents negotiate a combined percentage payable for purchased transportation and commission.  Purchased transportation and commission together increased 2.5% as a percentage of revenue for the three months ended June 30, 2010 from the same period of time in 2009.  Purchased transportation expense increased 1.8% as a percentage of operating revenue from $30.3 million for the three months ended June 30, 2009 to $36.4 million for the three months ended June 30, 2010.  The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.  In addition, pay on certain types of revenue may be higher than for other types of revenue.  Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission.  However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.  Commission expense increased by 0.7% as a percentage of revenue for the three months ended June 30, 2010 from $6.5 million for the three months ended June 30, 2009 to $7.9 million for the same period in 2010.  This increase in purchased transportation and commissions is the result of increased brokerage activity at one of the Company’s operations.  Brokered loads pay a higher percentage of purchased transportation and commission as carriers are responsible for paying their own liability insurance.

Salaries expense is not directly variable with revenue and decreased approximately $1.0 million or 3.1% as a percentage of operating revenue for the three months ended June 30, 2010 compared to the same period of time in 2009.  Salaries expense was $4.0 million for the three months ended June 30, 2009 compared to $3.0 million for the three months ended June 30, 2010.  This decrease in salaries expense is primarily attributable to subsidiaries of the company that have closed offices and restructured the workloads in order to cut costs.

Insurance and claims increased by 0.3% of operating revenue for the three months ended June 30, 2010 from 2.6% for the three months ended June 30, 2009 to 2.9% of operating revenue for the same period of time in 2010.  A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income.

Other operating expenses decreased to 4.3% as a percentage of revenue for the three months ended June 30, 2010 from 6.1% as a percentage of revenue for the three months ended June 30, 2009.  The actual dollar amount decreased by approximately $0.5 million to approximately $2.3 million for the three months ended June 30, 2010 compared to approximately $2.8 million for the three months ended June 30, 2009.  The decrease is largely attributable to the deconsolidation of Stoops Ferry.

Interest expense decreased approximately $0.1 million for the three months ended June 30, 2010.  This decrease is primarily attributable to decreased borrowings on the Company’s line of credit along with decreased interest rates.  Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from “One Month LIBOR” plus 3.35% to “One Month LIBOR” plus 4.35%.  The Company’s interest rate as of June 30, 2009 was 4.163%.  As of June 30, 2010 the interest rate on this line of credit was 3.725%.

Other income includes income from rental property, storage and equipment usage fees and other administrative fee income. In 2009, other income was reduced by expenses related to Stoops Ferry.  In the first quarter 2010, Stoops Ferry was deconsolidated thus other income increased $0.05 million for the three months ended June 30, 2010.

The Company also recognized noncontrolling interest expense of $0.6 million for the three months ended June 30, 2010 compared to income of ($0.3 million) expense for the three months ended June 30, 2009 relating to the minority shareholders’ portion of income or (loss) generated by our majority owned subsidiaries, ARL Transport, LLC,  Carolina National Transportation, LLC and US1 Logistics, LLC.  This increase in noncontrolling interest expense is a result of increased net income of the subsidiaries who have minority shareholders.

The Company files a consolidated US income tax return and tax returns in various states and local jurisdictions. Federal Income tax expense is approximately $0.2 million and $0, an effective tax rate of 38.0%, for the three months ended June 30, 2010.  State tax is approximately $0.1 million for the three months ended June 30, 2010 and 2009 respectively.  Each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors.  As such, each subsidiary was not able to obtain state tax benefits for the losses generated by the consolidated entity, and was required to pay quarterly state taxes.  The Company is also required to file in certain states that use a gross margin tax as opposed to an income tax.  As a result, the effective tax rate will vary from the statutory rate because the state tax does not necessarily bear a direct relationship to net income.

As a result of the factors outlined above, the Company experienced net income in the amount of $0.5 million for the three months ended June 30, 2010 compared to net income of $0.3 million for the three months ended June 30, 2009.

Liquidity and Capital Resources

During the six months ended June 30, 2010, the Company’s financial position improved.  The Company had total shareholders’ equity of $17.9 million at June 30, 2010 compared with $17.2 million at December 31, 2009.

Net cash provided by operating activities decreased $3.9 million from providing cash of $4.8 million for the six months ended June 30, 2009 to $0.9 million for the six months ended June 30, 2010.  Working capital needs used cash of $1.3 million during the six months ended June 30, 2010.  For the six months ended June 30, 2009, working capital needs provided cash of $4.3 million.

The Company experienced an increase in accounts receivable for the six months ended June 30, 2010 of $4.5 million due to an increase in revenues which was partially offset by an increase in customer payments for the six months ended June 30, 2010.

Other receivables used cash for the six months ended June 30, 2010 in the amount of $0.8 million compared to $0.4 million for the same period in 2009. The largest contributor to this change is an increase in owner operator advances associated with the daily operations of the Company.

Liquidity and Capital Resources (continued)

Notes receivable used cash for the six months ended June 30, 2010 in the amount of $0 compared to providing cash of $0.4 million in the same period in 2009.  The decrease in cash provided was primarily a result of additional notes to agents.

Accounts Payable provided $3.4 million in cash for the six months ended June 30, 2010 compared to $0.6 million for the same period in 2009.  This increase in cash provided from accounts payable during the six months ended June 30, 2010 is attributable to the timing of payables made to owner operators.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2010 compared to $0.3 million for the same period in 2009.   The net cash used in investing activities is primarily due to the purchase of fixed assets.

Net cash used by financing activities was $4.4 million for the six months ended June 30, 2009 compared to net cash used in financing activities of $0.8 million for the six months ended June 30, 2010.  This is a decrease of $3.6 million.  For the six months ended June 30, 2010, net repayments under the line of credit were $0.02 million compared to repayments of $0.1 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, the Company distributed $0.7 million to minority shareholders of the Company’s majority owned subsidiaries.  Net cash used in repayments of long term debt was $0.3 million for the six months ended June 30, 2010.  The reduction in bank overdraft provided net cash of $0.4 million for the six months ended June 30, 2010 compare to using net cash of $3.1 million for the six months ended June 30, 2009.

The Company and its subsidiaries have a $17.5 million line of credit that was amended on March 11, 2010.  The amendment included (1) a redefinition of the minimum debt service ratio, (2) the imposition of a covenant that the Company’s current maturities of long term debt other than debt to the Lender will not exceed $700,000, (3) a restriction on annual Capital Expenditures in excess of $600,000, (4) a restriction on dividends, distributions or other expenditures  to the Company’s capital stock ownership interest, (6) the reduction of the minimum debt service ratio, and (5) an increase in the Company’s limit of current maturities of Indebtedness for Borrowed Money other than the Revolving Loan.  This line of credit matures on October 1, 2010.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2010.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $8.1 million at June 30, 2010.  Under the amended line of credit agreement, the Company’s interest rate is based upon certain financial covenants and may range from “One Month LIBOR” plus 3.35% to “One Month LIBOR” plus 4.35%.  As of June 30, 2010, the interest rate on this line of credit was 3.725%.  The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2010, the outstanding borrowings on this line of credit were $9.4 million.

This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of June 30, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At June 30, 2010, the Company, and its subsidiaries were in compliance with these financial covenants.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.08 million for the six months ended June 30, 2010.  The fair value of the interest rate swap was minimal at December 31, 2009.

The Company’s primary sources of liquidity consist of cash on hand generated through operations and availability under the line of credit agreement.  The Company believes these sources are sufficient to operate its business and meet its obligations.

Certain Relationships and Related Transactions.

One of the Company’s subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company.  These services are priced to cover the cost of the employees providing the services and the overhead.

The Company has approximately $0.6 million of other accounts receivable due from entities that could be deemed to be under common control as of June 30, 2010.

One of the Company’s insurance providers, American Inter-Fidelity Exchange (AIFE), is managed by a director of the Company, and the Company has an investment of $126,461 in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2009 and 2008, cash paid to AIFE for insurance premiums and deductibles was approximately $3.9 million and $4.9 million, respectively.

The Company has an investment in AIFE which is accounted for under the cost method as the Company has not exercised control over AIFE.  Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE payable to US1 Industries, Inc. or its subsidiaries for the three months ended June 30, 2010 and 2009.  In the future, the Company’s control over AIFE or the structure of AIFE could change, which might require the Company to consolidated AIFE.  The Company has not determined what, if any impact a change in its control over AIFE or AIFE’s structure and a resulting consolidation of AIFE would have with respect to the market value of the Company.

If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder’s premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2009 or the six months ended June 30, 2010.

Mr. Kibler, the Chief Executive Officer and a director of the Company, Mr. Antonson, the Chief Financial Officer and a director of the Company, as well as Mr. Venditti, a director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (“AIFC”), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE.  AIFE incurred management fees of approximately $0.5 million for the years ended December 31, 2009 and 2008, respectively.  These management fees are available to be paid as dividends to these officers and directors of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

              The Company has a revolving line of credit with US Bank which currently bears interest at the “One Month LIBOR” plus 3.35%  (at June 30, 2010 the interest rate was 3.725%).  The interest rate was based on certain financial covenants.  A one percentage point change in the LIBOR rate would result in approximately $0.1 million in additional expense annually.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with US Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and US Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  At June 30, 2010 the Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.08 million for the six months ended June 30, 2010.  The fair value of the interest rate swap was minimal at December 31, 2009.

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

Item 4T. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reports (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 9, 2010