Form 10-Q
period 2010-09-30
US 1 INDUSTRIES INC
filed 2010-11-15
CIK 351498

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

As of November 1, 2010 there were 14,243,409 shares of registrant’s common stock outstanding.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Part I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)

Accounts receivable-trade, less allowances for doubtful accounts of $1,158,000 and $1,147,000, respectively	$34,167,279	$26,614,970

Other receivables, including receivables due from affiliated entities of $305,000 and $861,000, respectively	4,401,413	4,427,027
Prepaid expenses and other current assets	1,856,322	1,623,808
Current deferred income tax asset	975,178	975,178

Total current assets	41,400,192	33,640,983

FIXED ASSETS:
Land	195,347	195,347
Equipment	1,800,936	2,748,270
Less accumulated depreciation and amortization	(928,803)	(1,353,102)

Net property and equipment	1,067,480	1,590,515

Non-current deferred income tax asset	1,107,575	1,107,575
Notes receivable - long term	761,799	833,651
Intangible assets, net	2,237,691	2,812,672
Goodwill	1,391,741	1,780,639
Other assets	126,461	126,461

Total Assets	$48,092,939	$41,892,496

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)

CURRENT LIABILITIES:
Revolving line of credit	$8,793,398	$9,592,474
Bank overdraft	3,605,624	1,628,383
Current portion of capital lease obligation	-	30,246
Current portion of long-term debt	19,996	642,413
Accounts payable	11,665,633	9,538,918
Insurance and claims	1,688,345	1,435,924
Other accrued expenses	2,615,885	1,410,098

Total current liabilities	28,388,881	24,278,456

LONG-TERM DEBT, less current portion	39,241	146,878

CAPITAL LEASE, less current portion	-	56,241

SHAREHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares: no par value; 14,838,657 shares issued at September 30, 2010 and December 31, 2009, respectively	46,985,607	46,978,349

Treasury stock, 595,248 shares at both September 30, 2010 and December 31, 2009, respectively	(952,513)	(952,513)
Accumulated deficit	(27,297,735)	(28,835,952)

Total US 1 Industries, Inc. shareholders' equity	18,735,359	17,189,884
Noncontrolling Interests	929,458	221,037
Total equity	19,664,817	17,410,921

Total liabilities and shareholders' equity	$48,092,939	$41,892,496

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended		Nine Months ended
	September 30,		September 30,

	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES	$56,381,475	$44,725,926	$156,446,559	$132,423,418

OPERATING EXPENSES:
Purchased transportation	38,614,481	30,582,663	107,859,220	91,615,476
Commissions	8,496,843	6,612,716	23,415,543	18,938,513
Insurance and claims	1,500,879	1,186,977	4,512,748	3,911,391
Salaries, wages and other	3,206,290	3,224,944	9,261,334	9,900,745
Other operating expenses	2,537,182	2,679,477	7,185,977	8,245,813

Total operating expenses	54,355,675	44,286,777	152,234,822	132,611,938

OPERATING INCOME (LOSS)	2,025,800	439,149	4,211,737	(188,520)

NON-OPERATING INCOME (EXPENSE)
Interest income	12,977	3,534	58,008	49,089
Interest expense	(107,612)	(127,727)	(439,389)	(559,049)
Other income (expense)	45,670	44,349	126,696	160,131
Total non operating (expense) income	(48,965)	(79,844)	(254,685)	(349,829)

NET INCOME (LOSS) BEFORE INCOME TAXES	$1,976,835	$359,305	$3,957,052	$(538,349)
Income tax expense	408,428	54,616	906,870	198,546

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$1,568,407	$304,689	$3,050,182	$(736,895)
Income attributable to noncontrolling interest	741,358	73,155	1,612,893	(240,643)

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$827,049	$231,534	$1,437,289	$(496,252)

Basic Net Income (Loss) Per Common Shares	$0.06	$0.02	$0.10	$(0.03)
Diluted Net Income (Loss) Per Common Shares	$0.06	$0.02	$0.10	$(0.03)

Weighted Average Shares Outstanding - Basic	14,243,409	14,243,409	14,243,409	14,243,409
Weighted Average Shares Outstanding - Diluted	14,302,845	14,243,409	14,294,540	14,243,409

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

						Total
						US1 Industries, Inc.
	Common Stock		Treasury		Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Deficit	Equity	Interests

Balance at January 1, 2010	14,838,657	$46,978,349	(595,248)	$(952,513)	$(28,835,952)	$17,189,884	$221,037

Stock Compensation Expense	-	7,258	-	-	-	7,258	-

Deconsolidation of Stoops Ferry					100,928	100,928	55,528

Net income for the nine months ended September 30, 2010	-	-	-	-	1,437,289	1,437,289	1,612,893

Distribution to noncontrolling interests	-	-	-	-	-	-	(960,000)
Balance at September 30, 2010	14,838,657	$46,985,607	(595,248)	$(952,513)	$(27,297,735)	$18,735,359	$929,458

The accompanying notes are in integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009 (UNAUDITED)

	Nine Months
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	1,437,289	(496,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	710,753	1,164,631
(Gain) Loss on disposal of assets	(3,412)	32,132
Stock compensation expense	7,258	55,643
Provision for bad debts	706,214	992,614
Noncontrolling interest	1,612,893	(240,643)
Changes in operating assets and liabilities:
Accounts receivable - trade	(8,284,486)	2,467,984
Other receivables	194,769	(43,311)
Notes receivable	71,852	566,129
Prepaid expenses and other current assets	(268,069)	284,769
Accounts payable	2,515,275	1,789,664
Insurance and claims	252,421	(342,156)
Other accrued expenses	1,205,787	(669,884)
Net cash provided by operating activities	158,544	5,561,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(112,608)	(231,443)
Goodwill purchase accounting adjustment	-	(40,192)
Proceeds from sales of fixed assets	38,000	8,150
Net cash used in investing activities	(74,608)	(263,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under the line of credit	(799,076)	(2,478,453)
Change in bank overdraft	1,952,550	(1,217,461)
Capital lease payments	-	(71,062)
Principal payments of long term debts	(277,410)	(860,500)
Distributions to noncontrolling interests	(960,000)	(670,359)
Net cash used in financing activities	(83,936)	(5,297,835)

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

Cash paid for interest	$451,179	$536,448
Cash paid for income taxes	$198,873	$503,923

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of September 30, 2010,the consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009, the statements of cash flow for the nine month periods ended September 30, 2010 and 2009, and the statement of shareholders’ equity for the nine months ended September 30, 2010 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods.  The year-end balance sheet data was derived from audited financial statements.  These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries (“the Company”) audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company's Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for a full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Net income (loss) available to common shareholders for basic and diluted EPS	$827,049	$231,534	$1,437,289	$(496,252)

Denominator
Weighted average common shares outstanding for basic EPS	14,243,409	14,243,409	14,243,409	14,243,409
Weighted average common shares outstanding for diluted EPS	14,302,845	14,243,409	14,294,540	14,243,409

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

6. BANK LINE OF CREDIT

The Company and its subsidiaries have a $17.5 million line of credit that was amended on September 28, 2010.  The amendment included (1) an extension of the maturity date from October 1, 2010 to October 1, 2011, (2) a modification of the interest rate to LIBOR plus 3.35%, (3) a modification of the provision for the minimum debt service ratio to deduct nonrecurring and non-cash gains from the numerator, and, (4) the deletion of Unity Logistics Services Inc. (“Unity”) and ERX, Inc. (“ERX”) as part of the borrowing entity.  This line of credit matures on October 1, 2011.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2011.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $8.7 million at September 30, 2010.   As of September 30, 2010, the interest rate on this line of credit was 3.663%.  The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2010, the outstanding borrowings on this line of credit were $8.8 million.

This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of September 30, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At September 30, 2010, the Company, and its subsidiaries were in compliance with these financial covenants.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.08 million for the nine months ended September 30, 2010.  The fair value of the interest rate swap was minimal at December 31, 2009.

7. EQUITY TRANSACTIONS

In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 300,000 options to purchase shares of common stock at an exercise price of $0.80 per share.  These options vest over 4 years, however 150,000 options vested early in 2009 due to one employee’s termination.  All options expire by December 18, 2018.  The fair value of these options of $0.1 million was calculated using a Black Scholes Model.  During 2009, the Company recorded stock compensation expense of $0.06 million and the remainder is to be recorded through 2012.  The Company has no other options or warrants to purchase common stock outstanding as of September 30, 2010.

8. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in certain litigation matters in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

9. INCOME TAXES

The Company files a consolidated US income tax return and tax returns in various states and local jurisdictions.  Income tax expense increased $0.7 million for the nine months ended September 30, 2010 to $0.9 million, an effective tax rate of 39.0%, for the nine months ended September 30, 2010 from $0.2 million for the nine months ended September 30, 2009.  In 2009, income tax expense is related to state and local taxes, as each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors.  As such, each subsidiary was not able to obtain state tax benefits for the losses generated by the consolidated entity, and was required to pay quarterly state taxes.  The Company is also required to file in certain states that use a gross margin tax as opposed to an income tax.  As a result, the effective tax rate in both 2010 and 2009 will vary from the statutory rate because the state tax does not necessarily bear a direct relationship to net income.

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

The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months and nine months ended September 30, 2010 and 2009 and in the Company’s Form 10-K for its fiscal year ended December 31, 2009, are essential to an understanding of the comparisons and are incorporated by reference into the discussion that follows.

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

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The following table sets forth the percentage relationships of expense items to revenue for the nine months ended September 30, 2010 and September 30, 2009:

	2010	2009

Revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	68.9%	69.2%
Commissions	15.0%	14.3%
Insurance and claims	2.9%	2.9%
Salaries, wages and other	5.9%	7.5%
Other operating expenses	4.6%	6.2%

Total operating expenses	97.3%	100.1%

Operating income (loss)	2.7%	-0.1%

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (continued)

The Company's operating revenues increased by $24.0 million, to $156.4 million for the nine months ended September 30, 2010 from $132.4 million for the same period in 2009.  This is an increase of 18.1%. The increase is primarily attributable to the increase of load activity.  The Company’s majority owned operations saw revenues increase by $24.2 million to $100.1 million for the nine months ended September 31, 2010 from $75.9 million for the same period in 2009.  This is an increase of 31.9%.  This increase is primarily attributable to an increase in load activity at several of the majority owned operations, locations, as well as several new offices.

Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors.  Many agents negotiate a combined percentage payable for purchased transportation and commission.  Purchased transportation and commission together increased 0.4% as a percentage of revenue for the nine months ended September 30, 2010 from the same period of time in 2009.  Purchased transportation expense decreased 0.3% as a percentage of operating revenue from 69.2% for the nine months ended September 30, 2009 to 68.9% for the nine months ended September 30, 2010.  The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.  In addition, pay on certain types of revenue may be higher than for other types of revenue.  Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission.  However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.  Commission expense increased 0.7% as a percentage of operating revenue from 14.3% for the nine months ended September 30, 2009 to 15.0% for the nine months ended September 30, 2010.  The increase in purchased transportation and commissions is the result of increased brokerage activity at several of the Company’s operations.  Brokered loads pay a higher percentage of purchased transportation and commission as carriers are responsible for paying their own liability insurance.  Purchased transportation and commissions at the Company’s majority owned subsidiaries increased by $20.7 million which accounts for 97.3% of the total increase. The increase is related to the increased revenues at these majority owned subsidiaries. Purchased transportation and commission expense at the Company’s majority owned operations decreased from 87.2% of operation revenue to 86.2% for the nine months ended September 30, 2009 and 2010, respectively.

Salaries expense is not directly variable with revenue and has decreased $0.6 million for the nine months ended September 30, 2010 compared to the same period of time in 2009.  This decrease in salaries expense is primarily attributable to the Company’s majority owned subsidiaries that have restructured the workloads in order to cut costs.  Salaries expense decreased 1.6% as a percentage of operating revenue from 7.5% for the nine months ended September 30, 2009 to 5.9% for the nine months ended September 30, 2010.

Insurance and claims remained consistent at 2.9% of operating revenue for the nine months ended September 30, 2010 and for the same period of time in 2009.   A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income.

Other operating expenses decreased to 4.6% of revenue for the nine months ended September 30, 2010 from 6.2% of revenue for the nine months ended September 30, 2009.  The Company experienced a defalcation related to accounts receivable which resulted in an increase in the Company’s bad debt expense of approximately $0.7 million during the first nine months of 2009. There was no such defalcation related expenses during the first nine months of 2010.  In addition, the Company experienced a decrease in depreciation and amortization expense for the first nine months of 2010 related to the deconsolidation of Stoops Ferry, an office that was formerly consolidated as part of one of the Company’s majority owned subsidiaries.  The Company experienced a decrease in rent expense related to the expiration of certain leases.  The defalcation, decrease in depreciation and amortization, and a portion of the decrease in rent expense noted above were reflected in the performance of the Companies majority owned subsidiaries which is a partial reflection of the improved operating performance of those subsidiaries.

Interest expense decreased $0.2 million from $0.6 million for the nine months ended September 30, 2009 to $0.4 million for the nine months ended September 30, 2010.  This decrease is primarily attributable to decreased notes payable and borrowings against the Company’s line of credit and decreased interest rates on the line of credit.  The Company’s interest being charged on the line of credit decreased from 4.600% as of September 30, 2009 to 3.663% as of September 30, 2010.  Under the amended line of credit agreement, the Company’s interest rate is based upon certain financial covenants and may range from “One Month LIBOR” plus 3.35%.

Other income includes income from rental property, storage and equipment usage fees and other administrative fee income.  Other income decreased $0.04 million from $0.16 million for the nine months ended September 30, 2009 to $0.12 million for the nine months ended September 30, 2010.  This decrease in other income is the result of the Company experiencing a decrease in administrative fee income for the nine months ended September 30, 2010.

The Company also recognized noncontrolling interest expense of $1.6 million for the nine months ended September 30, 2010 compared to noncontrolling interest income of ($0.2 million) for the nine months ended September 30, 2009 relating to the minority shareholders’ portion of income or loss generated by our majority owned subsidiaries, ARL Transport, LLC, Carolina National Transportation, LLC and US1 Logistics, LLC.  This increase in noncontrolling interest expense is a result of increased net income of the subsidiaries who have minority shareholders.

Income tax expense increased $0.7 million for the nine months ended September 30, 2010 to $0.9 million, an effective tax rate of 39.0% from $0.2 million for the nine months ended September 30, 2009.  In 2009, income tax expense is related to state and local taxes, as each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors.  As such, each subsidiary was not able to obtain state tax benefits for the losses generated by the consolidated entity, and was required to pay quarterly state taxes.  The Company is also required to file in certain states that use a gross margin tax as opposed to an income tax.  As a result, the effective tax rate will vary in both 2010 and 2009 from the statutory rate because the state tax does not necessarily bear a direct relationship to net income.

As a result of the factors outlined above, net income attributed to US 1 Industries, Inc. for the nine months ended September 30, 2010 was $1.4 million compared to a net loss attributed to US 1 Industries, Inc. of ($0.5 million) for the nine months ended September 30, 2009.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.

The following table sets forth the percentage relationships of expense items to revenue for the three months ended September 30, 2010 and September 30, 2009:

	2010	2009

Revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	68.5%	68.4%
Commissions	15.0%	14.8%
Insurance and claims	2.7%	2.6%
Salaries, wages and other	5.7%	7.2%
Other operating expenses	4.5%	6.0%

Total operating expenses	96.4%	99.0%

Operating income (loss)	3.6%	1.0%

The Company's operating revenues increased by $11.7 million to $56.4 million for the three months ended September 30, 2010 from $44.7 million for the same period in 2009.  This is an increase of 26.1%.  This increase is primarily attributable to the increase of load activity.  The Company’s majority owned operations saw revenues increase by $12.3 million to $37.4 million for the three months ended September 30, 2010 from $25.1 million for the same period of time in 2009.  This is an increase of 48.8%.  This increase is primarily attributable to an increase in load activity at several of the majority owned operations, locations, as well as several new offices.

Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent agents.  Many agents negotiate a combined percentage payable for purchased transportation and commission.  Purchased transportation and commission together increased 0.3% as a percentage of revenue for the three months ended September 30, 2010 from the same period of time in 2009.  Purchased transportation expense increased 0.1% as a percentage of operating revenue from $30.6 million for the three months ended September 30, 2009 to $38.6 million for the three months ended September 30, 2010.  The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.  In addition, pay on certain types of revenue may be higher than for other types of revenue.  Thus a change in the mix of revenue can cause some variation in the percent paid out for purchased transportation and commission.  However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.  Commission expense increased by 0.2% as a percentage of revenue for the three months ended September 30, 2010 from $6.6 million for the three months ended September 30, 2009 to $8.5 million for the same period in 2010.  This increase in purchased transportation and commissions is the result of increased brokerage activity at several of the Company’s operations.  Brokered loads pay a higher percentage of purchased transportation and commission as carriers are responsible for paying their own liability insurance.  Purchased transportation and commissions at majority owned subsidiaries increased by $10.1 million. Purchased transportation and commission expense at the Company’s majority owned operations decreased from 87.2% of operation revenue to 85.6% for the three months ended September 30, 2009 and 2010, respectively.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009 (continued)

Salaries expense is not directly variable with revenue and decreased approximately $0.01 million or 1.5% as a percentage of operating revenue for the three months ended September 30, 2010 compared to the same period of time in 2009.  Salaries expense remained relatively consistent at $3.2 million for the three months ended September 30, 2009 and 2010. Because salaries are not variable, the increase in revenue will not directly result in an increase in salaries expense.  This decrease in salaries expense is primarily attributable to subsidiaries of the company that have closed offices and restructured the workloads in order to cut costs.

Insurance and claims increased by $0.3 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009 to $1.5 million for the three months ended September 30, 2010.  As a percentage of revenue, insurance and claims remained relatively consistent at to 2.7% of operating revenue for the three months ended September 30, 2009 and 2.6% for the same period of time in 2010.  A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income.

Other operating expenses decreased to 4.5% as a percentage of revenue for the three months ended September 30, 2010 from 6.0% as a percentage of revenue for the three months ended September 30, 2009.  The actual dollar amount decreased to approximately $2.5 million for the three months ended September 30, 2010 from approximately $2.7 million for the three months ended September 30, 2009.  The decrease is largely attributable to the deconsolidation of Stoops Ferry, reduced rent expense due to expired leases at facilities that are no longer in use, and a decrease in bad debt expense.

Interest expense remained relatively consistent at $0.1 million for the three months ended September 30, 2009 and 2010.  Under the amended line of credit agreement, the interest rate is based upon certain financial covenants and may range from “One Month LIBOR” plus 3.35%.  The Company’s interest rate as of September 30, 2010 was 3.663% compared to 4.600% at September 30, 2009.

Other income includes income from rental property, storage and equipment usage fees and other administrative fee income. In 2009, other income was reduced by expenses related to Stoops Ferry.  In the first quarter 2010, Stoops Ferry was deconsolidated.  Other income remained consistent for the third quarter 2010 compared to the third quarter 2009.

The Company also recognized noncontrolling interest expense of $0.7 million for the three months ended September 30, 2010 compared to $0.07 million for the three months ended September 30, 2009 relating to the minority shareholders’ portion of income or (loss) generated by our majority owned subsidiaries, ARL Transport, LLC,  Carolina National Transportation, LLC and US1 Logistics, LLC.  This increase in noncontrolling interest expense is a result of increased net income of the subsidiaries that have minority shareholders.

The Company files a consolidated US income tax return and tax returns in various states and local jurisdictions. Federal Income tax expense is approximately $0.4 million, an effective tax rate of 34.0%, for the three months ended September 30, 2010 compared to $0.05 million for the three months ended September 30, 2009.  State tax is approximately $0.04 million for the three months ended September 30, 2010 and 2009 respectively.  Each subsidiary of the Company is required to file stand-alone state tax returns and pay taxes based on certain apportionment factors.  As such, each subsidiary was not able to obtain state tax benefits for the losses generated by the consolidated entity, and was required to pay quarterly state taxes.  The Company is also required to file in certain states that use a gross margin tax as opposed to an income tax.  As a result, the effective tax rate will vary from the statutory rate because the state tax does not necessarily bear a direct relationship to net income.

As a result of the factors outlined above, the Company experienced net income in the amount of $0.8 million for the three months ended September 30, 2010 compared to net income of $0.2 million for the three months ended September 30, 2009.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, the Company’s financial position improved.  The Company had total shareholders’ equity of $18.7 million at September 30, 2010 compared with $17.2 million at December 31, 2009.

Net cash provided by operating activities decreased $5.4 million from providing cash of $5.6 million for the nine months ended September 30, 2009 to $0.2 million for the nine months ended September 30, 2010.  Working capital needs used cash of $4.3 million during the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, working capital needs provided cash of $4.1 million.

The Company experienced an increase in accounts receivable for the nine months ended September 30, 2010 of $8.3 million due to an increase in revenues which was partially offset by an increase in customer payments for the nine months ended September 30, 2010.

Other receivables provided cash for the nine months ended September 30, 2010 in the amount of $0.2 million compared to cash used of $0.04 million for the same period in 2009. The largest contributor to this change is a decrease in owner operator advances associated with the daily operations of the Company.  The Company, through its subsidiaries, makes advances reported under Other Receivable to owner operators and agents in the normal course of business.  Generally the largest contributor to change in other receivables is owner operator advances associated with the daily operations of the Company.  These advances typically are collected each week during the settlement process. Owner operator settlements are the weekly process of paying for the loads that have been completed.  The advances do not earn interest.  The balance of these advances was $4.3 million and $4.4 million at September 30, 2010 and December 31, 2009, respectively.

Notes receivable provided cash for the nine months ended September 30, 2010 in the amount of $0.1 million compared to providing cash of $0.6 million in the same period in 2009.  The decrease in cash provided was primarily a result of additional notes to agents as well as lower repayments. The Company, through its subsidiaries, periodically makes advances under notes receivable to certain agents and owner operators in the normal course of business.  Notes may be issued for a number of reasons, but typically to provide capital for business expansion and this is the main reason for material changes in the balance of notes receivable.

Accounts Payable provided $2.5 million in cash for the nine months ended September 30, 2010 compared to $1.8 million for the same period in 2009.  This increase in cash provided from accounts payable during the nine months ended September 30, 2010 is attributable to the timing of payables made to owner operators and increased load activity at some of the company’s operations.

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2010 compared to $0.3 million for the same period in 2009.   The net cash used in investing activities is primarily due to the purchase of fixed assets.

Net cash used by financing activities was $0.1 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $5.3 million for the nine months ended September 30, 2010.  This is an increase of $5.2 million.  For the nine months ended September 30, 2010, net repayments under the line of credit were $0.8 million compared to repayments of $2.5 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the Company distributed $1.0 million to minority shareholders of the Company’s majority owned subsidiaries compared to $0.7 million for the nine months ended September 30, 2009.  Net cash used in repayments of long term debt was $0.3 million and $0.9 million for the nine months ended September 30, 2010 and 2009 respectively.  The increase in bank overdraft provided net cash of $2.0 million for the nine months ended September 30, 2010 compare to using net cash of $1.2 million for the nine months ended September 30, 2009.

The Company and its subsidiaries have a $17.5 million line of credit that was amended on September 28, 2010.  The amendment included (1) an extension of the maturity date from October 1, 2010 to October 1, 2011, (2) a modification of the interest rate to LIBOR plus 3.35%, (3) a modification of the provision for the minimum debt service ratio to deduct nonrecurring and non-cash gains from the numerator, and, (4) the deletion of Unity Logistics Services Inc. (“Unity”) and ERX, Inc. (“ERX”) as part of the borrowing entity.  This line of credit matures on October 1, 2011.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2011.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $8.7 million at September 30, 2010.   As of September 30, 2010, the interest rate on this line of credit was 3.663%.  The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2010, the outstanding borrowings on this line of credit were $8.8 million.

This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of September 30, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At September 30, 2010, the Company, and its subsidiaries were in compliance with these financial covenants.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.08 million for the nine months ended September 30, 2010.  The fair value of the interest rate swap was minimal at December 31, 2009.

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

The Company has approximately $0.3 million of other accounts receivable due from entities that could be deemed to be under common control as of September 30, 2010.

The primary auto liability insurance provider for the Company’s subsidiaries, which also provides some cargo insurance coverage, is American Inter-Fidelity Exchange (AIFE).  AIFE also provides insurance coverage to various other entities in which the Company’s two largest shareholders have interests.  AIFE is a “reciprocal” insurance company regulated by the Indiana Department of Insurance.  As a reciprocal, if AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder’s premium as a percentage of the total premiums of AIFE for the applicable period.  There was no such loss assessment for any of the three years in the period ended December 31, 2009 or the three or nine months ended September 30, 2010.  If AIFE incurs a profit, profits may be allocated based on the underwriting profit that AIFE earns.  AIFE’s underwriting profit from US1 business is generally is less than 20% of the total profit.   Also as a reciprocal, AIFE does not have any equity owners and is managed pursuant to an attorney-in-fact arrangement and subscriber agreements with policyholders.  The attorney-in-fact is American Inter-Fidelity Company, which is, and has been for many years, owned by three of the Company’s directors and managed by one of those directors.

The Company has premium deposits of $126,461 with AIFE, which it treats as an investment for accounting purposes.  For the three months ended September 30, 2010, the Company and its subsidiaries paid AIFE approximately $1.0 million and $3.2 million for the nine months ended September 30, 2010 for insurance premiums and deductibles, respectively.  For the years ended December 31, 2009 and 2008, the Company and its subsidiaries paid AIFE approximately $3.9 million and $4.9 million for insurance premiums and deductibles, respectively.  Approximately one-half of those premiums were premiums collected from leased owner operators insurance programs and not a direct obligation of the Company.

The Company accounts for its investment in AIFE (the premium deposits referenced above) under the cost method as the Company does not have, and has never exercised, control over AIFE.  Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee.  AIFE did not pay any dividends to the Company or its subsidiaries during the three or nine months ended September 30, 2010 and 2009, nor has it paid any dividends previously.  Moreover, the payment of dividends would require regulatory approval.  The Company has concluded that It is doubtful that sufficient control exists for the Company to consider consolidating the financial results of AIFE into the Company’s financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company has a revolving line of credit with US Bank which currently bears interest at the “One Month LIBOR” plus 3.35%  (at September 30, 2010 the interest rate was 3.663%).  The interest rate was based on certain financial covenants.  A one percentage point change in the LIBOR rate would result in approximately $0.1 million in additional expense annually.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.08 million for the nine months ended September 30, 2010.  The fair value of the interest rate swap was minimal at December 31, 2009.

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

Item 4T. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reports (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II  OTHER INFORMATION

Item 6.  EXHIBITS

The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

Exhibit 10.8
Eighth Amendment to Amended and Restated Loan Agreement (“Amendment”), dated as of September 28, 2010 is between GULF LINE TRANSPORT LLC., an Indiana limited liability company, formerly known as Gulf Line Transport, Inc. (“Gulf Line”); FIVE STAR TRANSPORT, LLC., an Indiana limited liability company, formerly known as Five Star Transport, Inc. (“Five Star”); CAM TRANSPORT, INC., an Indiana corporation (“CAM”); FRIENDLY TRANSPORT, LLC, an Indiana limited liability company, formerly known as Friendly Transport, Inc. (“Friendly”); TRANSPORT LEASING, INC., an Arkansas corporation (“Transport Leasing”); KEYSTONE LINES, a California corporation (“Keystone Lines”); HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation (“Harbor”); PATRIOT LOGISTICS, INC., an Indiana corporation (“Patriot”); LIBERTY TRANSPORT, INC., an Indiana corporation (“Liberty”); KEYSTONE LINES CORP., an Indiana corporation, formerly known as Keystone Lines Corporation (“Keystone”), TC SERVICES, INC., an Indiana corporation (“TC Services”); KEYSTONE LOGISTICS, INC., an Indiana corporation ("Keystone Logistics"); CAROLINA NATIONAL TRANSPORTATION LLC, an Indiana limited liability company ("Carolina National"); CAROLINA NATIONAL LOGISTICS, INC., an Indiana corporation (“Carolina Logistics”); FREEDOM 1 LLC, an Indiana limited liability company, formerly known as Freedom Logistics, LLC ("Freedom"); THUNDERBIRD LOGISTICS, LLC, an Indiana limited liability company ("Thunderbird Logistics"); THUNDERBIRD MOTOR EXPRESS, LLC, an Indiana limited liability company ("Thunderbird Motor"); BLUE & GREY TRANSPORT COMPANY, INC., an Indiana corporation, ("Blue & Grey"); FREIGHTMASTER USA, LLC, an Indiana limited liability company ("Freightmaster"); US 1 CORP., an Indiana corporation ("US 1"); ANTLER TRANSPORT, LLC, an Indiana limited liability company ("Antler"); RISK INSURANCE SERVICES OF INDIANA LLC, an Indiana limited liability company ("Risk"); BRUIN EXPRESS INTERMODAL LLC, an Indiana limited liability company ("Bruin"); US 1 LOGISTICS, LLC, an Indiana limited liability company ("US 1 Logistics") US 1 INDUSTRIES, INC., an Indiana corporation (“Industries”), TC ADMINISTRATIVE SERVICES, INC., a California corporation ("TC"); ARL TRANSPORT LLC, a Delaware limited liability company (“ARL”) and AFT TRANSPORT LLC, a Delaware limited liability company (“AFT”).  (Gulf Line, Five Star, CAM, Risk, Bruin, Friendly, Transport Leasing, Keystone Lines, Harbor, Patriot, Liberty, Keystone, TC Services, Keystone Logistics, Carolina National, Carolina Logistics, Freedom, Thunderbird Logistics, Thunderbird Motor, Blue & Grey, Freightmaster, US 1, Antler, Risk, Bruin, US 1 Logistics, Industries, TC, ARL and AFT are hereinafter each referred to each as a “Borrower Entity”, and collectively as the “Borrower”); and U.S. BANK, a national banking association (“Lender”).

Exhibit 31.1  Certification 302 of Chief Executive Officer
Exhibit 31.2  Certification 302 of Chief Financial Officer
Exhibit 32.1  Certification 906 of Chief Executive Officer
Exhibit 32.2  Certification 906 of Chief Financial Officer

(b)(1)      Reports on Form 8-K

None
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US 1 Industries, Inc.

Michael E. Kibler
Chief Executive Officer

Harold E. Antonson
Chief Financial Officer

November 15, 2010

EIGHTH AMENDMENT TO
AMENDED AND RESTATED LOAN AGREEMENT

This Eighth Amendment to Amended and Restated Loan Agreement (“Amendment”), dated as of September 28, 2010 is between GULF LINE TRANSPORT LLC., an Indiana limited liability company, formerly known as Gulf Line Transport, Inc. (“Gulf Line”); FIVE STAR TRANSPORT, LLC., an Indiana limited liability company, formerly known as Five Star Transport, Inc. (“Five Star”); CAM TRANSPORT, INC., an Indiana corporation (“CAM”); FRIENDLY TRANSPORT, LLC, an Indiana limited liability company, formerly known as Friendly Transport, Inc. (“Friendly”); TRANSPORT LEASING, INC., an Arkansas corporation (“Transport Leasing”); KEYSTONE LINES, a California corporation (“Keystone Lines”); HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation (“Harbor”); PATRIOT LOGISTICS, INC., an Indiana corporation (“Patriot”); LIBERTY TRANSPORT, INC., an Indiana corporation (“Liberty”); KEYSTONE LINES CORP., an Indiana corporation, formerly known as Keystone Lines Corporation (“Keystone”), TC SERVICES, INC., an Indiana corporation (“TC Services”); KEYSTONE LOGISTICS, INC., an Indiana corporation ("Keystone Logistics"); CAROLINA NATIONAL TRANSPORTATION LLC, an Indiana limited liability company ("Carolina National"); CAROLINA NATIONAL LOGISTICS, INC., an Indiana corporation (“Carolina Logistics”); FREEDOM 1 LLC, an Indiana limited liability company, formerly known as Freedom Logistics, LLC ("Freedom"); THUNDERBIRD LOGISTICS, LLC, an Indiana limited liability company ("Thunderbird Logistics"); THUNDERBIRD MOTOR EXPRESS, LLC, an Indiana limited liability company ("Thunderbird Motor"); BLUE & GREY TRANSPORT COMPANY, INC., an Indiana corporation, ("Blue & Grey"); FREIGHTMASTER USA, LLC, an Indiana limited liability company ("Freightmaster"); US 1 CORP., an Indiana corporation ("US 1"); ANTLER TRANSPORT, LLC, an Indiana limited liability company ("Antler"); RISK INSURANCE SERVICES OF INDIANA LLC, an Indiana limited liability company ("Risk"); BRUIN EXPRESS INTERMODAL LLC, an Indiana limited liability company ("Bruin"); US 1 LOGISTICS, LLC, an Indiana limited liability company ("US 1 Logistics") US 1 INDUSTRIES, INC., an Indiana corporation (“Industries”), TC ADMINISTRATIVE SERVICES, INC., a California corporation ("TC"); ARL TRANSPORT LLC, a Delaware limited liability company (“ARL”) and AFT TRANSPORT LLC, a Delaware limited liability company (“AFT”).  (Gulf Line, Five Star, CAM, Risk, Bruin, Friendly, Transport Leasing, Keystone Lines, Harbor, Patriot, Liberty, Keystone, TC Services, Keystone Logistics, Carolina National, Carolina Logistics, Freedom, Thunderbird Logistics, Thunderbird Motor, Blue & Grey, Freightmaster, US 1, Antler, Risk, Bruin, US 1 Logistics, Industries, TC, ARL and AFT are hereinafter each referred to each as a “Borrower Entity”, and collectively as the “Borrower”); and U.S. BANK, a national banking association (“Lender”).  Capitalized terms not defined herein have the meanings ascribed to them in the Existing Loan Agreement, as that term is defined herein.

PRELIMINARY STATEMENT:

All Borrower Entities have previously entered into an Amended and Restated Loan Agreement with Lender dated as of March 10, 2005, as amended by (i) that certain Amendment to Amended and Restated Loan Agreement dated as of May 5, 2005, (ii) that certain Second Amendment to Amended and Restated Loan Agreement dated as of September 30, 2005, (iii) that certain Third Amendment to Amended and Restated Loan Agreement dated July 12, 2007, (iv) that certain Fourth Amendment to Amended and Restated Loan Agreement dated March 25, 2008, (v) that certain Fifth Amendment to Amended and Restated Loan Agreement dated December 18, 2008, (vi) that certain Sixth Amendment to Amended and Restated Loan Agreement dated July 24, 2009, and (vii) that certain Seventh Amendment to Amended and Restated Loan Agreement dated March 11, 2010 (the Amended and Restated Loan Agreement as so amended, the “Existing Loan Agreement,” and, as amended by this Amendment, the “Loan Agreement”).

Lender has agreed to amend the Existing Loan Agreement to do the following: (i) extend the Maturity Date from October 1, 2010 to October 1, 2011, (ii) modify the interest rate to be LIBOR plus 3.35%, (iii) modify the provision for the minimum debt service ratio to deduct nonrecurring and non-cash gains from the numerator, and (iv) delete Unity Logistics Services Inc. ("Unity") and ERX, Inc. ("ERX") as a Borrower Entity.

NOW THEREFORE, it is hereby agreed as follows:

All capitalized terms used herein but not defined herein shall have the same meaning as ascribed to such terms in the Loan Agreement.

The definition of Borrower in Section 1.1 of the Existing Loan Agreement is hereby amended to delete Unity and ERX from the entities comprising Borrower.

The following definitions in Section 1.1 of the Existing Loan Agreement is amended and restated in their entirety as follows:

“Revolving Loan Maturity Date: the earlier of (i) October 1, 2011 or (ii) the date on which Borrower’s Obligations are accelerated pursuant to the Loan Agreement.”

“Revolving Loan Note” the promissory note executed by Borrower payable to the order of Lender in the face amount of $22,000,000, which by amendment has been reduced to $17,500,000, dated as of April 18, 2000, and as amended and restated as of June 12, 2000, December 7, 2000, October 15, 2001, May 1, 2002, August 1, 2002, March 21, 2003, October 1, 2003, July 12, 2007, March 25, 2008, and December 18, 2008.”

Section 2.3.1 of the Existing Loan Agreement is hereby amended and restated in its entirety to read as follows:

"Borrower's Obligations, including without limitation the Principal Balance of the Revolving Loan, shall bear interest from October 1, 2010, at a rate equal to One Month LIBOR in effect form time to time, plus 3.35%, provided, however, that during a Default Rate Period, Borrower's Obligations shall bear interest at the applicable Default Rate."

Section 7.20 of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

“Fail to maintain a minimum debt service ratio for US 1 Industries, Inc. (“Industries”) and its subsidiaries (on a consolidated basis) of 1.15:1 based on a rolling four (4) quarter average, to be calculated as follows: (1) the sum of: (x) Net Income before (i) taxes, (ii) minority interest expense, (iii) depreciation and (iv) amortization expense, (v) cash payment of interest, (vi) rent and lease expense (vii) loss from the sale of assets, and (vii) any one time non-cash loss approved by Lender less (y) CapEx, taxes paid, distributions made, gain on the sale of assets, any non-recurring and non-cash gains and cash dividends paid divided by (2) the sum of: (i) mandatory principal payments over the preceding 12 months on Indebtedness from Borrowed Money (excluding principal payments on the Revolving Loan), (ii) cash payment of interest, and (iii) rent and lease expense.  For purposes of this Section 7.20, CapEx shall mean 50% of depreciation expense for Industries and its subsidiaries (on a consolidated basis).  For the purposes of testing the minimum debt service ratio, “rent and lease expense” shall mean all amounts payable to any landlords and lessors by any Borrower Entity for the use of any real or personal property.”

Each Borrower Entity represents and warrants that no Event of Default or Incipient Default (as defined in the Loan Agreement) exists or will occur as a result of the execution of and performance under this Amendment and that each of their representations and warranties set forth in the Loan Instruments is true and correct as of the date hereof, except to the extent that any such representations or warranties speak exclusively to an earlier date.  Each Borrower Entity hereby acknowledges and agrees that it is bound jointly and severally to the Loan Agreement and to the obligations of Borrower therein and to the obligations of Maker under the Revolving Loan Note.  By execution of this Amendment, each Borrower Entity ratifies all prior amendments to the Existing Loan Agreement whether or not such Borrower Entity previously signed such amendment.

By their execution hereof, Harold Antonson and Michael Kibler hereby reaffirm their Limited Guaranties of the Revolving Loan and other obligations under the Loan Agreement and Revolving Loan Note.

Each Borrower Entity, by execution of this Amendment, agrees and confirms that “Borrower's Obligations” for purposes of the Security Agreements it has entered into with Lender are Borrowers' Obligations as defined in the Existing Loan Agreement, as modified by this Amendment.

Simultaneously with the execution hereof, Borrower shall deliver to Lender the following, duly executed by the parties thereto other than Lender:

Certified Resolutions of the Board of Directors of Borrower Entity authorizing the execution and delivery and performance of this Amendment;

An opinion letter from Borrower's legal counsel in a form reasonably satisfactory to Lender's counsel regarding authorization, execution and delivery of this Amendment and the documents referenced herein;

Certificates of Good Standing for each Borrower Entity certified by the Secretary of State for the state in which such Borrower Entity is incorporated or organized; and

A Security Agreements in the form attached hereto as Exhibit A signed by Industries

Except as expressly amended hereby, the terms and conditions of the Loan Agreement as originally set forth therein shall remain in full force and effect.

All references to the “Loan Agreement” and other terms defined in the Existing Loan Agreement shall be deemed to take account of the Existing Loan Agreement, as amended by this Amendment.

Borrower shall reimburse Lender for all of Lender’s out-of-pocket costs related to the transaction contemplated herein, including, without limitation, public record searches ordered by Lender or its counsel both prior and subsequent to the closing of the transactions contemplated herein, as well as legal fees incurred by Lender in connection with the preparation of documents, due diligence review or closing regarding the transaction contemplated herein, or the enforcement of the terms hereof or of any of the Loan Instruments.

From time to time, Borrowers shall execute and deliver to Lender such additional documents as Lender reasonably may require to carry out the purposes of this Amendment and the Loan Instruments and to protect Lender’s rights hereunder and thereunder, and shall not take any action inconsistent with the purposes of the Loan Instruments.

Except as expressly amended hereby, the terms and conditions of the Existing Loan Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the undersigned Borrower and Lender has signed this Eighth Amendment to Amended and Restated Loan Agreement as of the date first above written.

CAROLINA NATIONAL LOGISTICS, INC.
an Indiana corporation

By:

Name:

Title:

GULF LINE TRANSPORT LLC,
an Indiana limited liability company

By:

Name:

Title:

FIVE STAR TRANSPORT, LLC,
an Indiana limited liability company

By:

Name:

Title:

CAM TRANSPORT, INC.,
an Indiana corporation

By:

Name:

Title:

FRIENDLY TRANSPORT, LLC,
an Indiana limited liability company

By:

Name:

Title:

TRANSPORT LEASING, INC.,
an Arkansas corporation

By:

Name:

Title:

HARBOR BRIDGE INTERMODAL, INC.,
an Indiana corporation

By:

Name:

Title:

KEYSTONE LINES,
a California corporation

By:

Name:

Title:

PATRIOT LOGISTICS, INC.,
an Indiana corporation

By:

Name:

Title:

LIBERTY TRANSPORT, INC.,
an Indiana corporation

By:

Name:

Title:

KEYSTONE LINES CORP.,
an Indiana corporation

By:

Name:

Title:

TC SERVICES, INC.,
an Indiana corporation

By:

Name:

Title:

KEYSTONE LOGISTICS, INC.,
an Indiana corporation

By:

Name:

Title:

CAROLINA NATIONAL TRANSPORTATION LLC, an Indiana
limited liability company

By:

Name:

Title:

FREEDOM 1, LLC,
an Indiana limited liability company

By:

Name:

Title:

THUNDERBIRD LOGISTICS, LLC,
an Indiana limited liability company

By:

Name:

Title:

THUNDERBIRD MOTOR EXPRESS, LLC,
an Indiana limited liability company

By:

Name:

Title:

BLUE & GREY TRANSPORT COMPANY, INC.,
an Indiana limited liability company

By:

Name:

Title:

FREIGHTMASTER USA, LLC,
an Indiana limited liability company

By:

Name:

Title:

US 1 CORP.,
an Indiana corporation

By:

Name:

Title:

ANTLER TRANSPORT, LLC,
an Indiana limited liability company

By:

Name:

Title:

RISK INSURANCE SERVICES OF INDIANA LLC.,
an Indiana limited liability company

By:

Name:

Title:

BRUIN EXPRESS INTERMODAL LLC,
an Indiana limited liability company

By:

Name:

Title:

US 1 LOGISTICS, LLC,
an Indiana limited liability company

By:

Name:

Title:

US 1 INDUSTRIES, INC.,
an Indiana corporation

By:

Name:

Title:

ARL TRANSPORT LLC,
a Delaware limited liability company

By:

Name:

Title:

AFT TRANSPORT LLC,
a Delaware limited liability company

By:

Name:

Title:

Harold Antonson

Michael Kibler

U.S. BANK
a national banking association

By:
Name: Ben Coscarart
Title: Vice President

EXHIBIT A

SECURITY AGREEMENT

This SECURITY AGREEMENT, dated as of September ____, 2010, is between US 1 INDUSTRIES, INC., a Indiana corporation (“Borrower”), and US BANK, a national banking association (“Lender”).

Preliminary Statement:

A.           Borrower, CAROLINA NATIONAL TRANSPORTATION LLC, CAROLINA NATIONAL LOGISTICS, INC., GULF LINE TRANSPORT LLC, CAM TRANSPORT, INC., FRIENDLY TRANSPORT, LLC, TRANSPORT LEASING, INC., HARBOR BRIDGE INTERNATIONAL, INC., PATRIOT LOGISTICS, INC., LIBERTY TRANSPORT, INC., KEYSTONE LINES CORP., TC SERVICES, INC., KEYSTONE LOGISTICS, INC., FREEDOM 1, LLC, THUNDERBIRD LOGISTICS, LLC, THUNDERBIRD MOTOR EXPRESS, LLC, US 1 LOGISTICS, LLC, KEYSTONE LINES, BLUE & GREY TRANSPORT COMPANY, INC., FREIGHTMASTER USA, LLC, US 1 CORP., ANTLER TRANSPORT, LLC, BRUIN EXPRESS INTERMODAL, LLC, RISK INSURANCE SERVICES OF INDIANA, LLC, TC ADMINISTRATIVE SERVICES, INC., ARL TRANSPORT LLC, and AFT TRANSPORT, LLC (“Other Borrowers”), and Lender have entered into a Fifth Amendment to Amended and Restated Loan Agreement of even date herewith (as the same may be amended, modified, supplemented or restated from time to time, the “Loan Agreement”), pursuant and subject to the terms and conditions of which Lender has agreed to make loans and other financial accommodations to Borrower and Other Borrowers.

B.           One of the conditions precedent to Lender’s obligations under the Loan Agreement is that Borrower shall have executed and delivered this Security Agreement to secure the payment and performance of Borrowers’ Obligations.

NOW, THEREFORE, in order to induce Lender to make Advances, and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto hereby agree as follows:

1.           Definitions. All terms used herein which are defined in the Illinois Uniform Commercial Code (the “Code”) shall have the same meaning herein as in the Code unless the context in which such terms are used herein indicates otherwise. All capitalized terms used but not elsewhere defined in this Security Agreement shall have the respective meanings ascribed to such terms in the Loan Agreement.  As used herein, the following terms shall have the following meanings:

Corporate Changes: any change in Borrower’s place of organization, form of organization, or name, including but not limited to changes resulting from mergers, acquisitions, divestitures, and reorganizations.

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

Trademark Collateral: shall mean all (i) trademarks, trade names, corporate names, company names, business names, fictitious business names, trade dress, service marks, certification marks, collective marks, logos, other sources of business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and general intangibles of a like nature of Borrower (each of the foregoing items referred to as a “Trademark”), now existing anywhere in the world or hereafter adopted or acquired, whether currently in use or not, all registrations and recordings thereof and all applications in connection therewith, whether pending or in preparation for filing, including registrations, recordings and applications in the United States Patent and Trademark Office and any foreign country, (ii) all Trademark licenses of Borrower, (iii) all reissues, extensions or renewals of any of the items described in clauses (i) and (ii) above, (iv) all of the goodwill of the business connected with the use of, and symbolized by the items described in clauses (i) and (ii) above, and (v) all proceeds of, and rights associated with, the foregoing, including any claim by Borrower against third parties for past, present or future infringement or dilution of any Trademark, Trademark registration or Trademark license, or for any injury to the goodwill associated with the use of any such Trademark or for breach or enforcement of any Trademark license.

2.           Security Interests. In order to secure Borrowers’ Obligations, Borrower hereby grants to Lender a security interest in all Property of Borrower, whether now owned or hereafter acquired, and all additions and accessions thereto, including, without limitation, the Property described below:

2.1           Goods, Machinery, Equipment and Inventory. All of Borrower’s goods, machinery, equipment and inventory, wherever located, and all additions and accessions thereto or replacements thereof, including, but not limited to, all machinery, inventory and equipment of any and every kind and description comprising, belonging to or used in connection with the operation of the business of Borrower (collectively, the “Tangible Collateral”);

2.2           Accounts, General Intangibles. All of Borrower’s accounts, contract rights, chattel paper, instruments, investment property, deposit accounts, documents, and general intangibles, and all additions and accessions thereto and replacements thereof, including, but not limited to, all licenses, franchises, permits and authorizations heretofore or hereafter granted or issued to Borrower under federal, state or local laws (excluding, however, any licenses, franchises, permits and authorizations issued by any Governmental Body to the extent, and only to the extent, it is unlawful to grant a security interest in such licenses, franchises, permits and authorizations, but including, without limitation, the right to receive all proceeds derived or arising from or in connection with the sale or assignment of such licenses, franchises, permits and authorizations) which permit or pertain to the operation of the business of Borrower, and all of Borrower’s Intellectual Property Collateral, Operating Agreements, income tax refunds, copyrights, patents, trademarks, trade names, trade styles, goodwill, going concern value, franchise, supply and distributorship agreements, non-competition agreements and employment contracts (collectively, the “Intangible Collateral”).

2.3           Proceeds. All proceeds (including proceeds of insurance, eminent domain and other governmental taking and tort claims) and products of the Property described in Sections 2.1 and 2.2 above; and

2.4           Books and Records. All of the books and records pertaining to the Property described in Sections 2.1, 2.2 and 2.3 above.

All of the Property described above hereinafter is referred to collectively as the “Collateral.” The security interest of Lender in the Collateral shall be superior and prior to all other Liens except Permitted Prior Liens.

3.           Representations and Warranties. Borrower hereby represents and warrants to Lender as follows:

3.1           Ownership of Collateral. It is the owner of all of the Collateral free from any Lien except for Permitted Liens, except the portion thereof consisting of after acquired Property, and Borrower will be the owner of such after acquired Property, free from any Lien except for Permitted Liens.

3.2           Places of Business. There is listed on Exhibit 1 hereto the location of the chief executive office of Borrower, all of the other places of business of Borrower and all locations where the Tangible Collateral and the books and records of Borrower are kept. Except as described in Exhibit 1, none of the Collateral is in the possession of any consignee, bailee, warehouseman, agent or possessor.

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

3.5           Intangible Collateral. The Intangible Collateral hereunder represents bona fide and existing indebtedness, obligations, liabilities, rights and privileges owed or belonging to Borrower to which, to the best of Borrower’s knowledge, as of the date of this Security Agreement, there is no valid defense, set-off or counterclaim against Borrower and in connection with which there is no default with respect to any material payment or material performance on the part of Borrower, or, to the best of Borrower’s knowledge, any other party. With respect to any Intellectual Property Collateral of Borrower the loss, impairment or infringement of which singly or in the aggregate could reasonably be expected to have a Material Adverse Effect: (i) such Intellectual Property Collateral is subsisting and has not been adjudged invalid or unenforceable, in whole or in part, (ii) such Intellectual Property Collateral is valid and enforceable, (iii) Borrower has made all filings and recordations necessary in the exercise of reasonable and prudent business judgment to protect its interest in such Intellectual Property Collateral in the United States Patent and Trademark Office, the United States Copyright Office and in corresponding offices throughout the world, as appropriate, (iv) Borrower is the owner of the entire and unencumbered right, title and interest in and to such Intellectual Property Collateral and no claim has been made that the use of such Intellectual Property Collateral does or may violate the asserted rights of any third party, and (v) Borrower has performed and will continue to perform all acts and has paid and will continue to pay all required fees and taxes to maintain each and every item of such Intellectual Property Collateral in full force and effect throughout the world, as applicable. Borrower owns directly, or is entitled to use by license or otherwise, all Intellectual Property Collateral of any Person used in, necessary for or material to the conduct of Borrower’s businesses. Except as set forth in the Loan Agreement, no litigation is pending or, to the best knowledge of Borrower, threatened which contains allegations respecting the validity, enforceability, infringement or ownership of any of the Intellectual Property Collateral of Borrower.

3.6           Tangible Collateral-Personal Property. All Tangible Collateral at all times shall be considered personal property.

3.7           Accounts. Each existing Account constitutes, and each hereafter arising Account will constitute, to the best of Borrower’s knowledge, the legally valid and binding obligation of the account debtor obligated to pay the same. The amount represented by Borrower to Lender as owing by each account debtor is, or will be, the correct amount actually and unconditionally owing, except for normal cash discounts and allowances where applicable. To the best of Borrower’s knowledge, no account debtor has any defense, set-off, claim or counterclaim against Borrower that can be asserted against Lender, whether in any proceeding to enforce Lender’s rights in the Collateral or otherwise. None of the Accounts is, nor will any hereafter arising Account be, evidenced by a promissory note or other instrument other than a check, unless delivered to Lender with appropriate endorsements.

3.8           Inventory. No Inventory is subject to any licensing, patent, trademark, trade name or copyright agreement with any Person that restricts Borrower’s ability to manufacture and/or sell the Inventory other than territorial restrictions not materially adverse to the Borrower or its business.

4.           Affirmative Covenants. Until all of Borrowers’ Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will:

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

4.5.3      Accurate Records. At all times keep accurate and complete records of payment and performance by Borrower and other Persons of their respective obligations with respect to the Intangible Collateral and permit Lender or any of its agents to call at Borrower’s place of business without hindrance or delay to inspect, audit, check or make extracts from the books, records, correspondence or other data relating to the Intangible Collateral in accordance with the provisions of the Loan Agreement.

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

4.5.6      Ownership of Intellectual Property Collateral. Notify Lender immediately if it knows, or has reason to know, that any application or registration relating to any material item of its Intellectual Property Collateral may become abandoned or dedicated to the public or placed in the public domain or invalid or unenforceable, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States Copyright Office or any foreign counterpart thereof or any court) regarding Borrower’s ownership of any of its Intellectual Property Collateral, its right to register the same or to keep and maintain and enforce the same.

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

4.7         Financing Statements, Further Assurances. Concurrently with the execution of this Security Agreement, Lender will file such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents as it deems appropriate, and as Lender may require to perfect and continue in effect the Security Interests, to carry out the purposes of this Security Agreement and to protect Lender’s rights hereunder. Borrower, upon demand, shall pay the cost of filing all such financing statements, continuation statements, termination statements, amendments to any of the foregoing and other documents.

5.           Negative Covenants. Until all of Borrower’s Obligations are paid and performed in full and the Loan Agreement shall have been terminated, Borrower agrees that it will not:

5.1           Sales and Transfer of Collateral. Sell, lease, assign, license or otherwise dispose of any of the Collateral, except as may be permitted by and in accordance with the applicable provisions the Loan Agreement.

5.2           Places of Business. Borrower shall not change the location of (i) Borrower’s (A) chief executive office or (B) books and records or (ii) any Tangible Collateral, in each case without first giving Lender at least 30 days’ advance written notice thereof and having taken any and all action reasonably requested by Lender to maintain and preserve the first perfected Lien in favor of Lender on all Property thereof free and clear of any Lien whatsoever except for Permitted Liens.

5.3           Installation of Tangible Collateral. Permit any of the Tangible Collateral to be installed, affixed or attached to the real estate of Borrower or any other Person so as to become a part thereof or become in any sense a fixture not otherwise pledged to Lender.

5.4           Bailees. Permit any Collateral to be in the possession or control of any warehouseman, bailee or processor without Lender’s prior written consent and unless Lender has received warehouse receipts or bailee letters satisfactory to Lender prior to such possession or control.

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

5.7           Patent Collateral. Unless Borrower shall either (i) reasonably and in good faith determine that any of its Patent Collateral is of negligible economic value to Borrower or (ii) have a valid business purpose to do otherwise, do any act, or omit to do any act, whereby any of Borrower’s Patent Collateral may lapse or become abandoned or dedicated to the public or unenforceable.

6.           Protection of Collateral. In the event of any failure of Borrower to (i) maintain in force and pay for any insurance or bond which Borrower is required to provide pursuant to this Security Agreement or the other Loan Instruments, (ii) keep the Tangible Collateral in good repair and operating condition, (iii) keep the Collateral free from all Liens except for Permitted Liens, (iv) pay when due all taxes, levies and assessments on or in respect of the Collateral, except as permitted pursuant to the terms of Section 4.1 above, (v) make all payments and perform all acts on the part of Borrower to be paid or performed with respect to any of the Collateral, including, without limitation, all expenses of protecting, storing, warehousing, insuring, handling and maintaining the Collateral or (vi) keep fully and perform promptly any other of the obligations of Borrower under this Security Agreement or the other Loan Instruments, Lender, at its option, may (but shall not be required to) procure and pay for such insurance, place such Collateral in good repair and operating condition, pay or contest or settle such Liens or taxes or any judgments based thereon or otherwise make good any other aforesaid failure of Borrower. Borrower shall reimburse Lender immediately upon demand for all sums paid or advanced on behalf of Borrower for any such purpose, together with all costs, expenses and attorneys’ fees paid or incurred by Lender in connection therewith and interest at the Default Rate on all sums so paid or advanced from the date of such payment or advancement until repaid to Lender. All such sums paid or advanced by Lender, with interest thereon, immediately upon payment or advancement thereof, shall be deemed to be part of Borrower’s Obligations secured hereby.

7.           Event of Default. Borrower shall be in default under this Security Agreement upon the occurrence of an Event of Default under the Loan Agreement.

8.           Right of Lender to Contact Account Debtors.  Lender shall have the right, from time to time, at Lender’s discretion, to contact account debtors of Borrower to verify that Accounts are valid and not subject to setoff or counterclaim and to verify the creditworthiness of the account debtor.

9.           Remedies Upon Default. Upon the occurrence and during the continuation of an Event of Default:

9.1           Rights of Lender. Lender shall have all of the rights and remedies of a secured party under the Code and all other rights and remedies accorded to Lender at equity or law, including, without limitation, the right to apply for and have a receiver appointed by a court of competent jurisdiction to manage, protect and preserve the Collateral, to continue operating the business of Borrower and to collect all revenues and profits thereof. Any notice of sale or other disposition of Collateral given not less than ten (10) days prior to such proposed action shall constitute reasonable and fair notice of such action. Lender may postpone or adjourn any such sale from time to time by announcement at the time and place of sale stated in the notice of sale or by announcement of any adjourned sale, without being required to give a further notice of sale. Any such sale may be for cash or, unless prohibited by applicable law, upon such credit or installment terms as Lender shall determine. Borrower shall be credited with the net proceeds of such sale only when such proceeds actually are received by Lender in Good Funds. Despite the consummation of any such sale, Borrower shall remain liable for any deficiency on Borrower’s Obligations which remains outstanding following any such sale. All net proceeds received pursuant to a sale shall be applied in the manner set forth in Section 8.4 of the Loan Agreement.

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

9.4.5      Mail of Borrower; Endorsement of Checks. For the purpose of enforcing Lender’s rights under this Security Agreement, receive and open mail addressed to Borrower, and endorse notes, checks, drafts, money orders, documents of title or other forms of payment on behalf and in the name of Borrower.

All monies received by Lender pursuant to this Section 9 shall be applied by Lender in accordance with the applicable provisions of Section 8.4 of the Loan Agreement.

10.          Power of Attorney. To effectuate the rights and remedies of Lender under this Security Agreement, Borrower hereby irrevocably appoints Lender as its attorney-in-fact, in the name of Borrower or in the name of Lender, (i) to execute and file from time to time financing statements, continuation statements, termination statements and amendments thereto, covering the Collateral, in form satisfactory to Lender and (ii) take all action and execute all documents referred to in Section 9.4 above. The power of attorney granted pursuant to this Section 10 is coupled with an interest and shall be irrevocable until all of Borrower’s Obligations have been paid and performed in full and the Loan Agreement shall have been terminated.

11.          Certain Agreements of Borrower.

11.1        Waiver of Notice. Borrower hereby waives notice of the acceptance of this Security Agreement and, except as otherwise specifically provided in Section 9.1 and 9.3 above or in the Loan Agreement, all other notices, demands or protests to which Borrower otherwise might be entitled by law (and which lawfully may be waived) with respect to this Security Agreement, Borrower’s Obligations and the Collateral.

11.2        Rights of Lender. Borrower agrees that Lender (i) shall have no duty as to the collection or protection of the Collateral or any income thereon, (ii) may exercise the rights and remedies of Lender with respect to the Collateral without resort or regard to other security or sources for payment and (iii) shall not be deemed to have waived any of the rights or remedies granted to Lender hereunder unless such waiver shall be in writing and shall be signed by Lender. Borrower and Lender acknowledge their intent that, upon the occurrence of an Event of Default, Lender shall receive, to the fullest extent permitted by law and governmental policy, all rights necessary or desirable to obtain, use or sell the Collateral, and to exercise all remedies available to Lender under the Loan Instruments, the Code or other applicable law. Borrower and Lender further acknowledge and agree that, in the event of changes in law or governmental policy occurring subsequent to the date hereof that affect in any manner Lender’s rights of access to, or use or sale of, the Collateral, or the procedures necessary to enable Lender to obtain such rights of access, use or sale, Lender and Borrower shall amend the Loan Instruments, in such manner as Lender shall request, in order to provide Lender such rights to the greatest extent possible consistent with then applicable law and governmental policy.

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

18.           Survival of Security Agreement; Termination. All covenants, agreements, representations and warranties made herein shall survive the execution and delivery of the Loan Agreement and shall continue in fall force and effect until Borrower’s Obligations are paid and performed in full and the Loan Agreement shall have been terminated.

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

22.           Time of the Essence. Time for the performance of Borrower’s Obligations under this Security Agreement is of the essence.

23.           Termination. This Security Agreement and the Liens and security interests granted hereunder shall not terminate until the full and complete performance and payment and satisfaction of Borrower’s Obligations and the Loan Agreement shall have terminated, whereupon Lender shall release all such Liens and security interests in favor of Lender affecting the Collateral.

[remainder of this page intentionally left blank]

IN WITNESS WHEREOF, this Security Agreement has been executed and delivered by the parties hereto by a duly authorized officer of each such party on the date first set forth above.

Address:	US 1 INDUSTRIES, INC.,
336 W. US Highway 30	an Indiana corporation
Valparaiso, IN 46385

By:
Name:
Title:

Address:	US BANK , a national banking association
209 S. LaSalle Street
Suite 410
Chicago, IL 60604	By:
Name: Ben Coscarart
Title: Vice President

EXHIBIT 1

Location of Chief Executive Office,
Location of other Places of Business,
Location of Books and Records and
Locations of All Tangible Collateral

Location of Chief Executive Office
336 W. US Highway 30
Valparaiso, IN 46385

Location of Other Places of Business
NONE

Location of Books and Records
336 W. US Highway 30
Valparaiso, IN 46385

Locations of All Tangible Collateral
336 W. US Highway 30
Valparaiso, IN 46385