Form 10-K
period 2010-12-31
US 1 INDUSTRIES INC
filed 2011-03-31
CIK 351498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  1-8129.

US 1 INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	95-3585609 I.R.S. Employer Identification No.

336 W. US Hwy 30, Valparaiso, Indiana (Address of principal executive offices)	46385 (Zip Code)

Registrant’s telephone number, including area code: (219) 476-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, an accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):  Large accelerated filer ☐       Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☑	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,569,392 (based on the per share closing price on June 30, 2010, the last business day of the Company’s second fiscal quarter.)  For purposes of the forgoing statement, directors, officers and 10% shareholders of the registrant have been assumed to be affiliates.

On March 15, 2011, there were 14,243,409 shares of registrant's common stock outstanding.

PART I

Item 1.  Business

US 1 Industries, Inc., is a holding company that owns subsidiary operating companies, most of which are interstate trucking companies operating in 48 states.  For descriptive purposes herein, US 1 Industries, Inc. may hereinafter be referred to, together with its subsidiaries, as "US 1" or the "Company" and we refer to the subsidiaries that operate the trucking business as the “Operating Subsidiaries.”  The Company's business consists principally of truckload operations, for which the Company, through its subsidiaries, obtains a significant percentage of its business through independent agents, who then arrange with independent truckers to haul the freight to the desired destinations.

US 1 was incorporated in California under the name Transcon Incorporated on March 3, 1981.  In March 1994, the Company changed its name to US 1 Industries, Inc.  In February 1995, the Company was merged with an Indiana corporation for purposes of re-incorporation under the laws of the state of Indiana.  The Company's subsidiaries consist of Antler Transport, LLC, AFT Transport, LLC, ARL, LLC (60% owned subsidiary), Blue and Grey Brokerage, Inc., Blue and Grey Transport, Inc., Bruin Express Intermodal, LLC, Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC (60% owned subsidiary), Fast freight Systems, Inc., Five Star Transport, LLC, Freedom 1 LLC (formerly known as Freedom Logistics, LLC), Freightmaster USA, LLC, Friendly Transport, LLC, Gulf Line Brokerage, Inc., Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Inc., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, LLC., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Transport Leasing, Inc., Transport Leasing Systems, LLC, Unity Logistics Services Inc., US1 Corp., and US1 Logistics, LLC (60% owned subsidiary). Most of these subsidiaries operate under authority granted by the United States Department of Transportation (the "DOT") and various state agencies.  The Company’s operating subsidiaries generally maintain separate offices, have their own management teams, officers and directors, and are run independently of the parent and each other.

Operations

The Operating Subsidiaries carry virtually all forms of freight transported by truck, including specialized trucking services such as containerized, refrigerated, and flatbed transportation.

The Operating Subsidiaries conduct primarily a non-asset based business, contracting with independent truckers who generally own the trucks they drive and independent agents who own the terminals from which they operate.  The Operating Subsidiaries pay the independent truckers and agents a percentage of the revenue received from customers for the transportation of goods.  The expenses related to the operation of the trucks are the responsibility of the independent contractors, and the expenses related to the operation of the terminals are the responsibility of the agents.  Certain Operating Subsidiaries also subcontract (“broker”) freight loads to other unaffiliated transportation companies.  Consequently, short-term fluctuations in operating activity have less of an impact on the Company's net income than they have on the net income of truck transportation companies that bear substantially all of the fixed cost associated with the ownership of the trucks.  Like other truck transportation companies, however, US 1’s revenues are affected by competition and the state of the economy.

Marketing and Customers

The Operating Subsidiaries conduct the majority of this business through a network of independent agents who are in regular contact with shippers at the local level.  The agents have facilities and personnel to monitor and coordinate shipments and respond to shippers’ needs in a timely manner.

These agents are typically paid a commission of 6% to 13% of the Company's revenues from the agents’ trucking operations.

During 2010, Operating Subsidiaries utilized the services of approximately 170 agents. No agent has accounted for more than 10% of revenue during 2010, 2009 or 2008.  The Company, through its subsidiaries, shipped freight for approximately 1,000 customers in 2010, none of which accounted for more than 10% of the Company's revenues.

Independent Contractors

The independent contractors (persons who own the trucks) used by the Company, through its subsidiaries, enter into standard equipment operating agreements.  The agreements provide that independent contractors must bear most of the costs of operations, including drivers' compensation, maintenance costs, fuel costs, collision insurance, taxes related to the ownership and operation of the vehicle, licenses, and permits.  These independent contractors are paid either a flat rate or a percentage between 62% to 78% of the charges billed to the customer.  The Company, through its subsidiaries, requires independent contractors to maintain their equipment to standards established by the DOT, and the drivers are subject to qualification and training procedures established by the DOT.  The Operating Subsidiaries are required to conduct random drug testing, enforce hours of service requirements, and monitor maintenance of vehicles.

Employees

At December 31, 2010, the Operating Subsidiaries had approximately 90 full-time employees. The Company's employees are not covered by a collective bargaining agreement.

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

Insurance

The Operating Companies purchase auto liability insurance coverage of up to $1.0 million per occurrence with a $5,000 to $50,000 deductible for the operation of the trucks.  They also buy cargo insurance coverage of up to $250,000 per occurrence with up to a $50,000 deductible.  The companies also purchase commercial general liability insurance with a $2.0 million combined single limit and no deductible.  The current insurance market is volatile with significant rate changes that could adversely affect the cost and availability of coverage.  In addition, the insurance coverage that the companies purchase may, given the recent trend toward exorbitant jury verdicts, not be sufficient to cover losses experienced by the companies.

One of the insurance providers to the Operating Subsidiaries, American Inter-Fidelity Exchange (AIFE), is managed by Lex Venditti, a director of the Company.  AIFE provides liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2010, 2009 and 2008, cash paid to AIFE for insurance premiums and deductibles on behalf of the Company’s independent own operators, excluding bobtail and physical damage insurance,  was approximately $2.8 million, $2.9 million, and $3.6 million, respectively.

None of the Operating Subsidiaries exercise control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years ended December 31, 2010, 2009, and 2008. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2010, 2009 and 2008.  For the years ended December 31, 2010, 2009 and 2008, a subsidiary insurance agency of the Company, recorded commission income of $0.4 million, $0.7 million and $0.7 million, respectively,  related to premiums with AIFE.  This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2010, 2009 and 2008, respectively.

If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder’s premium as a percentage of the total premiums of AIFE for the related period. There was no such loss assessment for any of the three years ended December 31, 2010, 2009, and 2008.

In addition, the Chief Executive Officer and a director of the Company, the Chief Financial Officer and a director of the Company, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (“AIFC”), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE.  AIFE incurred management fees of approximately $0.5 million for the year ended December 31, 2010 and $0.5 million for each of the years ended December 31, 2009, and 2008, respectively.  These management fees are available to be paid as dividends to these officers and directors of the Company.

Independent Contractor Status

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes.

Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common-law” factors rather than any definition in the Internal Revenue Code or the regulations promulgated there under.  In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect the Company’s results of operations if the Company were unable to reflect them in its fee arrangements with the independent contractors and agents or in the prices charged to its customers.

Regulation

The Operating Subsidiaries are common and contract motor carrier regulated by the DOT and various state agencies.  Among other things, this regulation imposes requirements on the Company, and its subsidiaries, with regard to the agreements that it has with owner-operators and the terms of payment to them.  The Company’s independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

The Company and its subsidiaries are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Environmental Protection Agency (EPA) and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances.  Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company’s earnings or competitive position.

Environmental Regulation

Neither the Company nor its subsidiaries have any known environmental violations against it.

Item 1A.  Risk Factors

The Company makes forward-looking statements in this document and in other materials it files with the SEC or otherwise makes public. In addition, senior management of the Company might make forward-looking statements orally to analysts, investors, the media and others.  Statements concerning the Company’s future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our services, and other statements of the Company’s plans, beliefs, or expectations, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements the Company makes are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  These factors include, among others, those set forth in the following paragraphs and in the other documents that the Company files with the SEC.

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

Increased severity or frequency of accidents and other claims.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  While the Company’s subsidiaries generally retain deductibles ranging from $5,000 to $50,000 per occurrence, a material increase in the frequency or severity of accidents or cargo claims, or the unfavorable development of existing claims, could have a material adverse effect through increased insurance costs on US 1 and its subsidiaries, which would adversely affect its results of operations and financial condition.

Dependence on third-party insurance companies. The cost of insurance coverage for commercial trucking varies dramatically, but is expensive.  Further, the ability of US 1 to purchase coverage for losses in excess of $1.0 million is very limited.  A number of the Company’s subsidiaries purchase insurance through AIFE.  AIFE reinsures some of its exposure with third party insurance companies. AIFE is managed by Lex Venditti, a director of the Company.

Dependence on independent commission agents.  As noted above in Item 1, "Business," the Operating Subsidiaries, excluding Patriot Logistics,  market their services primarily through independent commission agents.  Currently, they have a network of approximately 170 agents.  During 2010, 66 of these agents generated revenue for US 1 of at least $1.0 million, and no one agent generated more than $10.0 million of US 1's total revenue. The Operating Subsidiaries compete with motor carriers and other third parties for the services of these independent agents.  The Operating Subsidiaries’ contracts with these agents typically are terminable upon 30-days notice by either party and do not restrict the ability of a former agent to compete with US 1 following a termination.  The loss of some of the agents or a significant decrease in volume generated by these agents could have a materially adverse effect on US 1, including its results of operations and revenue.

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

In October 2006, the Company and the President of Patriot Logistics, Inc., a wholly owned subsidiary of the Company, entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option terminates in October 2012 or upon a change in control of the Company. The option is immediately exercisable and may be exercised in whole (not in part) at any time prior to October 2011.  The fair value of this option was reevaluated at December 31, 2010, and was determined to be deminimis.  Patriot Logistics’ revenue was $25.5 million for the year ended December 31, 2010 and $26.4 million for the year ended December 31, 2009.  Patriot Logistics had pre-tax income of approximately $0.3 million and $0.03 million for the years ended December 31, 2010 and 2009, respectively.

Disruptions or failures in the Company's computer systems.  The Company's information technology systems used in connection with its operations are located in South Bend, IN and Valparaiso, IN.  US 1 and its subsidiaries rely, in the regular course of business, on the proper operation of its information technology systems to link its network of customers, agents and owner operators.  These systems in turn are dependent on operation of the Internet.  Any significant disruption or failure of these systems could significantly disrupt the Company and its subsidiaries’ operations and impose significant costs on the Company.

Status of Owner/Operators.  From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of owner/operators’ classification to employees (from independent contractors) for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefit purposes.  Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common-law” factors rather than any definition found in the Internal Revenue Code or the regulations there under.  In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.  The Operating Subsidiaries treat their owner/operators as independent contractors.  The classification of owner/operators as independent contractors does require significant analysis of the facts relating to their service to the Operating Subsidiaries.

Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect the Company’s results of operations if the Company were unable to reflect them in its fee arrangements with the owner/operators and agents or in the prices charged to its customers.

Credit Facility and Economic Financial Environment.  Our credit facility with US Bank contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of any outstanding indebtedness under our credit agreement, which could have a material adverse effect on our business.  Additionally, our credit facility expires in October 2011. If we are unable to extend the credit facility with US Bank or obtain a new credit facility with a new lender, this inability to obtain financing could have a material adverse effect on our business. The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets. There could be a number of follow-on effects from the global financial crisis and resulting economic slowdown on our business, including payment delays by customers and/or customer insolvencies, delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable, and an inability of US Bank to fulfill their funding obligations. Any further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

As of December 31, 2010, financial covenants included: maximum total debt service coverage ratio and prohibition of additional indebtedness without prior authorization.  At December 31, 2010, the Company, and its subsidiaries, was in compliance with these financial covenants.  At December 31, 2009, the Company, and its subsidiaries, was non-compliant with these covenants.  The Company’s lender issued a waiver of these violations.

Stock Price.  The Company’s stock price is affected by a number of factors, including quarterly variations in revenue and operating income, low trading volume, general economic and market conditions.  As a result, the Company’s common stock may experience significant fluctuations in market price.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

The Company leases its administrative offices of approximately 7,000 square feet from an independent owner at 336 W. US Hwy 30, Valparaiso, Indiana for $7,500 monthly.  This lease expries on March 31, 2012.  Patriot Logistics, Inc. leases a truck terminal in Fort Smith, AR of approximately 13,250 square feet on a month-to-month basis for $2,618 from Fort Smith Property, LLC which is owned by Michael E. Kibler, the President and Chief Executive Officer and a director of the Company, Harold E. Antonson, the Chief Financial Officer, Treasurer and a director of the Company, and Edwis Selph Sr., the President of Patriot Logistics, Inc.

In addition, the Company’s subsidiaries lease office space and land in several locations throughout the United States, as summarized below:

			Approximate		Lease
Subsidiary	City	State	Sq. Ft.	Monthly	Expiration

ARL	Hebron	OH	1,250	1,250	10/31/2011
ARL	Moon Township	PA	33,920	18,826	10/14/2025
ARL	Garland	TX	26,000	6,933	6/30/2011
Cam Transport	Gulfport	MS	1,130	1,442	8/31/2012
Carolina National	Mt. Pleasant	SC	6,280	10,865	6/30/2011
Keystone Logistics	Southbend	IN	4,451	3,148	month to month
Patriot Logistics, Inc.	Atlanta	GA	49,250	1,936	8/31/2011
Patriot Logistics, Inc.	Charlotte	NC	500	2,825	12/31/2011
Patriot Logistics, Inc.	Dallas	TX	5.0 acres	3,800	month to month
Patriot Logistics, Inc.	French Camp	CA	1,000	1,200	month to month
Patriot Logistics, Inc.	Ft Smith	AR	13,250	2,618	month to month
Patriot Logistics, Inc.	Houston	TX	33,000	10,500	12/31/2011
Patriot Logistics, Inc.	Irving	TX	1,440	1,659	month to month
Patriot Logistics, Inc.	Jacksonville	FL	1,000	1,605	7/31/2011
Patriot Logistics, Inc.	Kansas City	MO	432	1,500	month to month
Patriot Logistics, Inc.	Laredo	TX	400	1,100	month to month
Patriot Logistics, Inc.	Memphis	TN	4,500	5,500	7/31/2011
TC Services, Inc	Valparaiso	IN	7,000	7,500	3/31/2012
Thunderbird	Houston	TX	1,017	1,475	month to month
Thunderbird Logistics	Terrell	TX	1,700	1,400	2/9/2011
Thunderbird Motor Express	Crown Point	IN	1,225	1,120	month to month
Transport Leasing, Inc	Ft. Smith	AR	850	507	month to month
US1 Logistics, Inc.	St Augustine	FL	1,340	1,841	3/31/2012

Management believes that the Company’s leased properties are adequate for its current needs and can be retained or replaced at acceptable cost.

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

Item 4.  Reserved

Part II

 Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Shares of Common Stock of the Company are listed and traded on the NASD Electronic “bulletin board market” under the symbol “USOO.”

As of March 15, 2011, there were approximately 3,000 holders of record of the Company’s Common Stock.

The Company has not paid and, for the foreseeable future, does not anticipate paying any cash dividends on its Common Stock.  The Company's current credit agreement prohibits the payment of dividends.

Equity Compensation Plan Informaiton

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders:
Stock Option Plans	-	-	-
Equity compensation plans not approved by security holders:
Stock options issued to employees (1)	206,070	$0.80	Not applicable

(1)
On December 18, 2008, in conjunction with the acquisition of ARL, the Company granted stock options to the CEO and CFO of ARL.  The Company does not have any other equity compensation plans or arrangements.

(2)   The Company does not currently have any active equity compensation plans or arrangements.

During 2007, the Company purchased 595,248 shares of its common stock for $952,513.  These shares are reflected as treasury stock in the Company’s balance sheet and statement of shareholders’ equity as of and for the year ended December 31, 2009 and 2010.

The following table sets forth for the periods indicated the high and low bid prices per share of the Common Stock as reported from quotations provided by North American Quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

2010	High	Low
First Quarter	$1.02	$0.75
Second Quarter	1.49	0.93
Third Quarter	1.19	0.81
Fourth Quarter	1.17	1.01

2009	High	Low
First Quarter	$0.90	$0.66
Second Quarter	1.03	0.64
Third Quarter	0.90	0.71
Fourth Quarter	0.98	0.52

On February 18, 2011, US 1 Industries, Inc., an Indiana corporation (the “Company”), entered into an Agreement and Plan of Merger with Trucking Investment Co. Inc., an Indiana corporation (“TIC”), US 1 Merger Corp., an Indiana corporation and direct, wholly-owned subsidiary of TIC (“Merger Sub”), Harold E. Antonson (“Antonson”) and Michael E. Kibler (“Kibler”). At the effective time of the Merger, TIC will be directly owned by Antonson (the Chief Financial Officer of the Company and member of the Board of Directors of the Company) and Kibler (the President and Chief Executive Officer of the Company and member of the Board of Directors of the Company) – the Company shareholders who have previously submitted proposals to the Company’s Board of Directors (the “Board”) to take the Company private.

The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation as a direct, wholly-owned subsidiary of TIC (the “Merger”), and that each issued and outstanding share of Company Common Stock immediately prior to the effective time of the Merger (other than shares owned by the Company, TIC, Merger Sub and shares owned by shareholders who have perfected and not withdrawn a demand for appraisal rights under Indiana law) will automatically be canceled and converted into the right to receive $1.43 per share in cash, without interest (the “Merger Consideration”). In conjunction with the Merger, the Company obtained an independent fairness opinion to support the consideration being offered to the shareholders of the Company.  Options that are issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive cash.

The Company expects that the closing of the Merger will occur in the second quarter of 2011, subject to regulatory approvals and other customary closing conditions, including TIC obtaining debt financing on the terms set forth in the debt financing commitment letter it has received and the adoption of the Merger Agreement and approval of the Merger by the holders of a majority of the issued and outstanding shares of Company Common Stock.  TIC has been advised by US Bancorp that it believes that it will be able to fund the purchase price for the shares that are acquired. The Merger Agreement contains a “no-shop” provision, which restricts the Company’s ability to solicit, discuss or negotiate competing proposals.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2010, 2009, and 2008 have been audited by the Company’s registered independent certified public accountants, whose report on such consolidated financial statements are included herein under Item 8. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	(in thousands, except shares and per share data)
	Fiscal Year Ended December 31,
	2010(C)	2009	2008	2007	2006

STATEMENT OF INCOME DATA:

OPERATING REVENUE	$210,751	$179,732	$172,675	$184,677	$190,976

OPERATING EXPENSES:
Purchased transportation	145,154	123,254	121,928	132,444	139,149
Commissions	31,908	26,336	21,955	22,406	21,866
Other operating costs and expenses (A)	28,296	31,442	24,614	24,826	24,999

OPERATING INCOME (LOSS)	5,394	(1,299)	4,178	5,001	4,962

Interest expense	551	732	159	780	790

NET INCOME (LOSS) BEFORE INCOME TAXES	4,999	(1,738)	4,264	4,397	4,351

INCOME TAX (EXPENSE) BENEFIT	(994)	(590)	107	(368)	(260)

NET INCOME (LOSS)	4,005	(2,329)	4,371	4,029	4,091

Income attributable to non controlling interest	2,233	257	1,313	1,176	989

NET INCOME (LOSS) ATTRIBUTABLE TO US1 INDUSTRIES, INC.	1,772	(2,586)	3,058	2,853	3,102

Basic and Diluted Net income (loss) per common share	$0.12	$(0.18)	$0.21	$0.23	$0.25

Weighted average shares outstanding:
Basic	14,243,409	14,243,409	14,243,409	12,679,087	12,169,739
Diluted	14,303,922	14,243,409	14,243,409	12,679,087	12,169,739

BALANCE SHEET DATA (at end of year):
Total assets	$43,985	$41,892	$51,004	$32,157	$32,563
Long-term debt, including current portion	9,461	12,097	16,744	2,371	7,271
Working capital	13,463	9,363	8,811	15,272	10,272
Total US1 Industries, Inc. shareholders' equity (B)	19,073	17,190	19,718	16,660	11,385
Noncontrolling interests equity	1,178	221	846	569	1,160
Total equity	20,250	17,411	20,564	17,229	12,545

OTHER DATA:
Cash provided by (used in) operating activities	3,678	5,945	1,218	7,188	4,071
Cash (used in) provided by investing activities	(224)	(361)	(2,167)	(345)	(281)
Cash (used in) provided by financing activities	(3,453)	(5,584)	948	(6,843)	(3,790)

(A)- In the fourth quarter of 2009 the Company recorded a non-cash charge of $3.0 million for the impairment of goodwill related to ARL.  The test as of December 31, 2009 indicated that the book value of ARL exceeded the fair value of the business.

(B)- On January 1, 2009, we adopted ASC 810 - “Consolidation”.  As required by ASC 810 -“Consolidation”, prior period results have been recast to conform with the new pronouncement.

(C)-On January 1, 2010, we adopted the provisions of ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  As a result, the net assets, including goodwill, and retained earnings of Stoops Ferry, LLC were removed from the Company’s financial statements.

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

The following table set forth the percentage relationships of expense items to operating revenue for the periods indicated:

	Fiscal Years
	2010	2009	2008

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	68.9	68.6	70.6
Agent commissions	15.1	14.7	12.7
Insurance and claims	2.8	2.7	2.9
Salaries, wages and fringe benefits	5.9	7.1	6.5
Impairment of Goodwill	-	2.0	-
Other operating expenses	4.7	6.0	4.9
Total operating expenses	97.4	100.8	97.6
Operating income (loss)	2.6%	(0.8)%	2.4%

2010 Compared to 2009

The Company’s operating revenues for the 2010 fiscal year were $211 million, an increase of $31.0 million, or 17.3%, from operating revenue for the 2009 fiscal year. The increase is primarily attributable to the increase of load activity.  The Company’s non-wholly owned operations saw revenues increase by $33.0 million to $137.0 million in fiscal 2010 from $104.0 million in fiscal 2009.  This is an increase of 31.7%.  This increase is primarily attributable to an increase in load activity as a result of the recovery in the economy at several of the non-wholly owned operations, locations, as well as several new offices.

Purchased transportation and agent commission expense generally increase or decrease in proportion to the revenue generated through independent contractors.  Many agents negotiate a combined percentage payable for purchased transportation and commission.  Purchased transportation and commissions in total increased to 84.0% of operating revenue for fiscal 2010 compared to 83.3% for fiscal 2009.  Purchased transportation increased 0.3% as a percentage of operating revenue in fiscal 2010 to 68.9% compared to 68.6% of operating revenue for the same period of time in 2009.  Commissions increased by 0.4% of operating revenues for fiscal 2010 to 15.1% of operating revenue compared to 14.7% for fiscal 2009.  The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.  In addition, pay on certain types of revenue may be higher than for other types of revenue.  Thus a change in the mix of revenue can cause some variation in the percentage paid out for purchased transportation and commission.  However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.  The increase in purchased transportation and commissions is the result of increased brokerage activity at several of the Company’s operations.  Brokered loads pay a higher percentage of purchased transportation and commission as carriers are responsible for paying their own liability insurance. Purchased transportation and commissions at the Company’s non-wholly owned subsidiaries increased by $28.0 million which accounts for 95.7% of the total increase. The increase is related to the increased revenues at these non-wholly owned subsidiaries. Purchased transportation and commission expense at the Company’s non-wholly owned operations decreased from 86.6% of operating revenue to 86.2% for the twelve months ended December 31, 2009 and 2010, respectively.

One of the Company’s subsidiaries uses employees to staff the terminals rather than independent sales agents.  As a result, this operation has higher operating expenses relative to revenue than the Company’s other operations.  This operation accounted for approximately 12% and 15% of the Company’s consolidated operating revenues in 2010 and 2009, respectively.

Salaries expense is not directly variable with revenue.  However, salaries expense decreased in dollar amount from $12.8 million for the fiscal year 2009 to $12.4 million for fiscal year 2010.  This decrease in salaries expense is primarily attributable to the Company’s non-wholly owned subsidiaries that have restructured the workloads in order to cut costs.  Salaries expense decreased 1.2% as a percentage of operating revenue from 7.1% for the fiscal year 2009 to 5.9% for the fiscal year 2010.

Insurance and claims increased slightly from 2.7% of operating revenue for fiscal year 2009 to 2.8% of operating revenue for fiscal 2010.  A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income.  The Company obtains some of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 6 to consolidated financial statements).

Other operating expenses decreased to 4.7% as a percentage of operating revenue for the fiscal year 2010 compared to 6.0% as a percentage of operating revenue for fiscal year 2009.  While not all operating expenses are directly variable with revenues, the increased revenue can directly impact several components of operating expenses.  In the fourth quarter of 2009, the Company recorded a non-cash charge of $3.0 million for the impairment of goodwill related to ARL.  The test as of December 31, 2009 indicated that the book value of ARL exceeded the fair value of the business.  The impairment increased operating expenses by 1.7% of operating revenue.  In addition, The Company experienced a decrease in depreciation and amortization expense for fiscal year 2010 related to the deconsolidation of Stoops Ferry, an office that was formerly consolidated as part of one of the Company’s non-wholly owned subsidiaries.  The Company experienced a decrease in rent expense related to the expiration of certain leases. The decrease in depreciation and amortization, and a portion of the decrease in rent expense noted above were reflected in the performance of the Companies non-wholly owned subsidiaries which is a partial reflection of the improved operating performance of those subsidiaries.

Based on the changes in revenue and expenses discussed above, operating income increased $6.7 million from 2009 to 2010.  For the year ended December 31, 2010, the Company had operating income of 2.6% of operating revenues compared to an operating loss of (0.7%) of operating revenues for the same period of time in 2009.

Interest expense decreased $0.2 million from $0.7 million for the year ended December 31, 2009 to $0.5 million for the year ended December 31, 2010.  This decrease is primarily attributable to decreased notes payable and borrowings against the Company’s line of credit and decreased interest rates on the line of credit.  The Company’s interest rate being charged on the line of credit decreased from 4.600% as of December 31, 2009 to 3.663% as of December 31, 2010.  Under the amended line of credit agreement, the Company’s interest rate is “One Month LIBOR” plus 3.35%.

Other income includes income from rental property, storage and equipment usage fees.  Other income decreased 0.1% of operating revenues for the year ended December 31, 2010 compared to the year ended 2009.  This decrease in other income is the result of the Company experiencing a decrease in administrative fee income.

Federal and state income tax expense increased $0.4 million from $0.6 million for the year ended December 31, 2009 to $1.0 million for the year ended December 31, 2010.    The Company will be required to commence paying Federal income tax in 2010 and any future profitable years.  The increase in income tax expense is due to 2009 income taxes relating solely to state tax and 2010 taxes attributable to an increase in federal taxable income.

The Company also allocated 2.2 million and $0.3 million of income to the noncontrolling interest holders relating to their portion of its subsidiaries’, ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics, LLC, net income for the years ended December 31, 2010 and 2009, respectively.  ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics LLC are each 60% owned subsidiaries of the Company.

As a result of the factors outlined above, net income attributed to US 1 Industries, Inc. in 2010 was $1.8 million compared to a net loss attributed to US1 Industries, Inc. of ($2.6 million) in 2009.

2009 Compared to 2008

The Company’s operating revenues for the 2009 fiscal year were $180 million, an increase of $7.0 million, or 4.1%, from operating revenue for the 2008 fiscal year. The increase is largely attributable to the acquisition of ARL in December 2008.  The Operating Subsidiaries experienced a decrease in load volume from various larger customers, which we believe is attributable to the general slowing economy.  This was offset by an increase in volume from the ARL acquisition.  Without the volume of ARL, the Company incurred approximately a 25% decline in revenue on a year over year basis.  However, in December 2008, the Company acquired 60% of ARL Transport, which generated revenues of $50.0 million in 2009.  This, in turn, offset the decline in sales.

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

One of the Company’s subsidiaries uses employees to staff the terminals rather than independent sales agents.  As a result, this operation has higher operating expenses relative to revenue than the Company’s other operations.  This operation accounted for approximately 15% and 19% of the Company’s consolidated operating revenues in 2009 and 2008, respectively.

Salaries expense is not directly variable with revenue.  However, salaries expense increased in dollar amount from $11.2 million for the fiscal year 2008 to $12.8 million for fiscal year 2009.  The increase in salaries expense is attributable to a $2.1 million increase due to the acquisition of ARL in December 2008 offset by subsidiaries of the Company that have closed offices and restructured the workloads in order to cut costs. Salaries expense is partially fixed and, therefore, as a percentage of revenue, will increase as revenue decreases.

Insurance and claims decreased in 2009 to 2.7% of operating revenue compared to 2.9% of operating revenue for 2008.  A majority of the Company’s insurance expense is based on a percentage of revenue and, as a result, will tend to increase or decrease on a consolidated basis with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income. The 0.2% decrease in the percentage of operating revenue represented by insurance and claims between 2009 and 2008 can be attributed to favorable claims experienced for the fiscal year 2009.  The Company obtains some of its auto liability and cargo insurance from AIFE, an affiliated entity (see Note 6 to consolidated financial statements).

Other operating expenses increased to 6.0% as a percentage of operating revenue for the fiscal year 2009 compared to 4.9% as a percentage of operating revenue for fiscal year 2008.  While not all operating expenses are directly variable with revenues, the increased revenue can directly impact several components of operating expenses.  In the fourth quarter of 2009, the Company recorded a non-cash charge of $3.0 million for the impairment of goodwill related to ARL.  The test as of December 31, 2009 indicated that the book value of ARL exceeded the fair value of the business.  The impairment increased operating expenses by 1.7% of operating revenue.  The Company incurred additional rent expense in 2009 due to the ARL acquisition of approximately $0.6 million and the start up of a new operation under its Patriot division of $0.4 million.

Based on the changes in revenue and expenses discussed above, operating income decreased $5.5 million from 2008 to 2009.  For the year ended December 31, 2009, the Company had an operating loss of (0.7%) of operating revenues compared to income of 2.4% of operating revenues for 2008.

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

Federal and state income tax expense increased $0.7 million from ($0.1 million) for the year ended December 31, 2008 to $0.6 million for the year ended December 31, 2009.  The Company had  carry-forwards of approximately $1.2 million as of December 31, 2009.  The Company’s effective tax rate differed from the statutory rate primarily due to the impact of state income taxes and the non-deductible goodwill impairment in 2009 and a reduction in the valuation reserve related to net operating loss carryforwards in 2008.  Assuming that the Company’s business returns to historical levels of performance in 2010, the Company will be required to commence paying Federal income tax

The Company also allocated $0.3 million and $1.3 million of income to the noncontrolling interest holders relating to their portion of its subsidiaries’, ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics, LLC, net income for the years ended December 31, 2009 and 2008, respectively.  ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics LLC are each 60% owned subsidiaries of the Company.

As a result of the factors outlined above, net loss attributed to US 1 Industries, Inc. in 2009 was ($2.6 million) compared to net income attributed to US 1 Industries, Inc. of $3.1 million in 2008.

Critical Accounting Policies and Estimates

US 1’s financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the evaluation of allowance for doubtful accounts, the estimates related to contingencies and litigation are the more critical accounting policies as they involve more significant estimates and assumptions.

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

The Company records an allowance for doubtful accounts based on (1) specifically identified amounts that it believes to be un-collectable and (2) an additional allowance based on certain percentages of its aged receivables, which are determined based on historical collection experience and (3) our assessment of the general financial conditions affecting our customer base.  At December 31, 2010, the allowance for doubtful accounts was $1.4 million or approximately 4.4% of total trade accounts receivable.  If actual collections experience changes, revisions to the Company’s allowance may be required. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, US 1 reviews the components of other receivables, consisting primarily of advances to drivers and agents, and writes off specifically identified amounts that it believes to be un-collectable.

Revenue for freight is recognized upon delivery.  The Company accounts for its revenue on a gross basis in accordance with Accounting Standard Codification (“ASC”) 605-45, “Revenue Recognition- Principal Agent Consideration.”  Amounts payable for purchased transportation, commissions and insurance are accrued when incurred.  The Company, and its subsidiaries, follow guidance of this standard and record revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.  The Company establishes a valuation allowance when it determines it is more likely than not that future tax benefits related to the deferred tax assets will not be realized. The Company has no valuation allowance as of December 31, 2010 as it is considered more likely than not that the deferred tax assets will be fully utilized based on our current expectations of future taxable income. At December 31, 2010 and 2009, the Company has a net deferred tax asset of approximately $1.8 million and $2.1 million, respectively.

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

Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations. ASC 350-20, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.   Currently, all goodwill is related to our 60% owned subsidiary ARL and this subsidiary is determined to be the reporting unit at which the goodwill is evaluated for impairment.  The Company’s annual impairment assessment date is December 31st. As part of the annual impairment, the Company estimates the fair value of the reporting unit. The determination of fair value is subject to various judgmental assumptions including assumptions about future cash flows and growth rates. We use our internal forecasts, customer and industry projections of demand and other market information, as well as the current cost of delivery to estimate future cash flows. If the ARL reporting unit does not meet our performance expectations, we may be required to record goodwill impairment charges in the future.

As of December 31, 2010, our net book value (i.e., shareholders’ equity) was approximately $20.3 million, and our market capitalization was approximately $16.4 million.  We believe that, when assessing whether an asset impairment may exist, the difference between the net book value and market capitalization as of December 31, 2010 is reasonable when market-based control premiums are applied and in light of the volatility in the economy and equity markets throughout 2010.  As of the date of the Merger, the market capitalization and the consideration paid to the shareholders approximated our net book value.  We believe this situation supports our conclusion that there are no additional 2010 impairments.

Liquidity and Capital Resources

During fiscal 2010, the Company’s financial position improved as shareholders’ equity increased by approximately $2.9 million from $17.4 million at December 31, 2009 to $20.3 million at December 31, 2010.

Net cash provided by operating activity decreased $2.2 million from $5.9 million for the year ended December 31, 2010 to $3.7 million for the year ended December 31, 2010.  Non-working capital provided $6.4 million for the year ended December 31, 2010 compared to $3.5 million for the year ended December 31, 2009.  The Company experienced an increase in net income of $4.4 million from ($2.6) million for the twelve months ended December 31, 2009 to $1.8 million for the twelve months ended December 31 2010.

Working capital items used cash of ($2.7) million during fiscal 2010 compared to providing cash of $2.4 million during fiscal 2009. The increase in cash used is attributable to the increase in accounts receivable associated with the Company’s increase in revenue at the Company’s non-wholly owned operations, locations, and new offices.  During fiscal 2009 the Company used its line of credit to fund the payment of certain liabilities of ARL.

The Company, through its subsidiaries, makes advances under other receivables to owner operators and agents in the normal course of business.  Generally the largest contributor to change in other receivables is owner operator advances associated with the daily operations of the Company.  These advances are typically collected each week during the settlement process.  Owner operator settlements are the weekly process of paying for the loads which have been completed. The advances do not earn interest.  The balance of these advances remained consistent at $4.4 million for the year ended December 31, 2010 and December 31, 2009, respectively.

Activity from Other Receivables provided cash of $0.2 million during fiscal 2010 compared to using cash of $0.2 million during fiscal 2009.  Generally other receivables primarily consist of owner operator advances associated with the daily operations of the Company.  Advances are generally issued to provide the owner operators with the fuel and other resources needed to complete the movement of a load or multiple loads.  These advances are issued and collected on a weekly cycle and the balances are affected by the timing of the advance as well as the settlement of the owner operator where the advance is collected back.  Owner operator settlements are the weekly process of paying for the loads which have been completed.

Activity from Notes Receivable provided cash of $0.1 million during fiscal 2010 compared to $0.5 million during fiscal 2009.  The Company, through its subsidiaries, periodically makes advances under notes receivable to certain agents and owner operators in the normal course of business.  Notes may be issued for a number of reasons but typically to provide capital for business expansion, this is main reason for material changes in the balance of notes receivable.  For the period ending December 31, 2010 gross disbursements for notes receivable were $0.7 million and $1.3 million for the same period of time in 2009, respectively.  For the period ending December 31, 2010 the gross receipts for notes receivable were $0.9 million and $1.0 million for the period ending December 31, 2009, respectively.

The Company, and its subsidiaries, experienced an increase in accounts receivable of $5.4 million for the year ended December 31, 2010.  This increase is largely due to an increase in revenue attributable to increases in load volume.

Accounts payable provided cash of $1.2 million for the year ended December 31, 2010 compared to the same period of time in 2009 where accounts payable used ($0.4) million in cash.  For the year ended December 31, 2008 the Company’s accounts payable used $6.9 million associated with the pay down of ARL trade payables after its acquisition.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2010 compared to $0.4 million for the year ended December 31, 2009. Net cash used in investing activities increased for the year ended December 31, 2009 primarily due to the acquisition of ARL, a 60% membership interest (the "Membership Interest") in ARL Transport, LLC ("ARL"). The activity for the year ended December 31, 2010 was primarily due to the ARL Earnout agreement.

On December 18, 2008, the Company completed its acquisition of ARL.  Prior to the completion of the transaction, ARL, acquired substantially all of the assets of, and assumed certain liabilities of, ARL, Inc. and Aficionado Transport, Inc. Pursuant to the terms of the Membership Purchase Agreement by and among the Company, ARL, Inc., Aficionado Transport, Inc. and Ronald K. Faherty (the "Agreement"), the Company paid approximately $1.59 million at closing for the Membership Interest.   ARL also consolidated a variable interest entity in which ARL was the primary beneficiary and guarantor of certain debt of the related entity. ARL has evaluated its contractual and economic relationships with Stoops Ferry, LLC (“Stoops”) and has concluded that Stoops is a variable interest entity.  ARL had also concluded that it is the primary beneficiary of Stoops, in that ARL absorbed a majority of Stoops’ expected losses and/or, received a majority of Stoops’ expected residual returns, as a result of contractual or other financial interests in Stoops.  Accordingly, ARL was consolidating the assets, liabilities, equity and financial results of Stoops in the Company’s combined financial statements.  Stoops had total assets of approximately $0.4 million at December 31, 2009. Total liabilities for Stoops were approximately $1.2 million at December 31, 2009.  During 2010, the debt that ARL guaranteed significantly decreased.  As a result, Stoops was deconsolidated. The net assets, including goodwill of $0.2 million, and retain earnings were removed from the Company’s financial statements accordingly.  The impact of this deconsolidation was not material to the Company’s financial statements.

Net cash used in financing activities was $3.5 million for the year ended December 31, 2010 compared to $5.6 million used in financing activities for the year ended December 31, 2009.  The bank overdraft used net cash of $0.7 million for the year ended December 31, 2010 compared to using cash of $1.5 million for the year ended December 31, 2009.  For the year ended December 31, 2010, net repayments under the lines of credit were $1.3 million, compared to $1.7 million for 2009.  For the year ended December 31, 2010, the Company distributed $1.3 million to the minority shareholders of the Company’s non-wholy owned subsidiaries, Carolina National Transportation, LLC. and US1 Logistics, LLC compared to $0.9 million for the same period in 2009 to minority shareholders.

The Company and its subsidiaries have a $17.5 million line of credit that was amended on September 28, 2010.  The amendment included (1) an extension of the maturity date from October 1, 2010 to October 1, 2011, (2) a modification of the interest rate to LIBOR plus 3.35%, (3) a modification of the provision for the minimum debt service ratio to deduct nonrecurring and non-cash gains from the numerator, and, (4) the deletion of Unity Logistics Services Inc. (“Unity”) and ERX, Inc. (“ERX”) as part of the borrowing entity.  This line of credit matures on October 1, 2011.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2011.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $9.3 million at December 31, 2010.     The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2010, the outstanding borrowings on this line of credit were $8.2 million.

 This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of December 31, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At December 31, 2010, the Company, and its subsidiaries were in compliance with these financial covenants.

The balance outstanding under this line of credit agreement is classified as a current liability at December 31, 2010 and 2009.  Historically the revolving line of credit has been extended prior to maturity.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.20 million for the fiscal year 2010.  The fair value of the interest rate swap was minimal at December 31, 2010.

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

Inflation

Changes in freight rates charged by the Company, and its subsidiaries, to their customers are generally reflected in the cost of purchased transportation and commissions paid by the Company to independent contractors and agents, respectively.  Therefore, management believes that future-operating results of the Company, and its subsidiaries, will be affected primarily by changes in the volume of business.  Rising fuel prices are generally offset by a fuel surcharge the Company passes onto its customers.  However, due to the highly competitive nature of the truckload motor carrier industry, it is possible that future freight rates, cost of purchased transportation, as well as fuel prices may fluctuate, affecting the Company’s profitability.

Recently Issued Accounting Standards

ASC 605-25—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Off-Balance Sheet Arrangements

Some of the Company's subsidiaries obtained their auto liability and cargo insurance from AIFE. For the years ended December 31, 2010, 2009, and 2008, cash paid to AIFE for insurance premiums and deductibles, excluding bobtail and physical damage premiums, was approximately $2.8 million, $2.9 million, and $3.6 million, respectively. If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder’s premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for each of the years ended December 31, 2010, 2009, and 2008, respectively.  The Company currently accounts for a significant percentage of the premium revenue of AIFE.

The Company has no other off-balance sheet arrangements that potentially could be material.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments for debt and non-cancelable lease payments:
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Revolving line of credit	$8,247,745	$8,247,745	$-	$-	$-
Debt (1)	224,157	188,076	28,440	7,641	-
Interest on long term debt (2)	3,420	1,780	1,561	79
Operating leases	3,837,738	684,088	490,983	451,824	2,210,843
Total (3)	$12,313,060	$9,121,689	$520,984	$459,544	$2,210,843

(1)	Balances include obligations under capital leases
(2)	Interest epense assumes the balances of long term debt at the end of the period and current effective interest rates
(3)	We have not committed to any significant current or long term purchase obligations for our operations and have no other long term liabilities reflected on our balance sheet under GAAP.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company and its subsidiaries have a revolving line of credit with U.S. Bank which currently bears interest at the “One Month LIBOR” rate plus 3.35%  (at December 31, 2010 the interest rate was 3.66%).  The interest rate was based on certain financial covenants.  A one percentage point change in the LIBOR rate would result in approximately $0.1 million in additional expense annually.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.20 million for the fiscal year 2010.  The fair value of the interest rate swap was minimal at December 31, 2010.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
US 1 Industries, Inc.
Valparaiso, Indiana

We have audited the accompanying consolidated balance sheets of US 1 Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US 1 Industries, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

/s/ BDO USA, LLP
Chicago, Illinois
March 31, 2011

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	December 31, 2010	December 31, 2009

Accounts receivable-trade, less allowances for doubtful accounts of $1,436,000 and $1,147,000, respectively	$30,885,654	$26,614,970

Other receivables, including receivables due from affiliated entities of $277,000 and $861,000, respectively	4,404,394	4,427,027
Prepaid expenses and other current assets	1,486,692	1,623,808
Current deferred income tax asset	384,244	975,178

Total current assets	37,160,984	33,640,983

FIXED ASSETS:
Land	195,347	195,347
Equipment	1,733,513	2,748,270
Less accumulated depreciation and amortization	(974,133)	(1,353,102)

Net property and equipment	954,727	1,590,515

Non-current deferred income tax asset	1,392,038	1,107,575
Notes receivable - long term	695,214	833,651
Intangible assets, net	2,046,030	2,812,672
Goodwill	1,609,047	1,780,639
Other assets	126,461	126,461

Total Assets	$43,984,501	$41,892,496

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31, 2010	December 31, 2009

CURRENT LIABILITIES:
Revolving line of credit	$8,247,745	$9,592,474
Bank overdraft	989,121	1,628,383
Current portion of capital lease obligation	-	30,246
Current portion of long-term debt	188,076	642,413
Accounts payable	10,347,854	9,538,918
Insurance and claims	1,813,142	1,435,924
Other accrued expenses	2,112,026	1,410,098

Total current liabilities	23,697,964	24,278,456

LONG-TERM DEBT, less current portion	36,081	146,878

CAPITAL LEASE, less current portion	-	56,241

SHAREHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares: no par value; 14,838,657 shares issued at December 31, 2010, and December 31, 2009, respectively	46,988,026	46,978,349

Treasury stock, 595,248 shares at both December 31, 2010 and December 31, 2009, respectively	(952,513)	(952,513)
Accumulated deficit	(26,962,573)	(28,835,952)

Total US 1 Industries, Inc. shareholders' equity	19,072,940	17,189,884
Noncontrolling Interests	1,177,516	221,037
Total equity	20,250,456	17,410,921

Total liabilities and shareholders' equity	$43,984,501	$41,892,496

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008

OPERATING REVENUES	$210,751,131	$179,732,469	$172,674,648

OPERATING EXPENSES:
Purchased transportation	145,153,870	123,253,896	121,927,791
Commissions	31,907,540	26,335,793	21,955,155
Insurance and claims	5,905,342	4,906,089	5,027,980
Salaries, wages and other	12,435,144	12,839,752	11,188,362
Other operating expenses	9,955,506	10,695,691	8,397,332
Impairment of Goodwill	-	3,000,000	-

Total operating expenses	205,357,402	181,031,221	168,496,620

OPERATING INCOME (LOSS)	5,393,729	(1,298,752)	4,178,028

NON-OPERATING (EXPENSE) INCOME
Interest income	153,956	79,263	28,827
Interest expense	(551,474)	(732,345)	(159,141)
Other income (expense)	3,253	213,437	215,842
Total non operating (expense) income	(394,265)	(439,645)	85,528

NET INCOME (LOSS) BEFORE INCOME TAXES	4,999,464	(1,738,397)	4,263,556
Income tax (expense) benefit	(994,062)	(590,429)	107,238

NET INCOME (LOSS)	4,005,402	(2,328,826)	4,370,794
Income attributable to noncontrolling interest	2,232,951	257,486	1,312,954

NET INCOME (LOSS) ATTRIBUTABLE TO US 1 INDUSTRIES, INC.	$1,772,451	$(2,586,312)	$3,057,840

Basic and Diluted Net Income (Loss) per Common Share Attributable to US 1 Industries, Inc.	$0.12	$(0.18)	$0.21
Weighted Average Shares Outstanding
Basic	14,243,409	14,243,409	14,243,409
Diluted	14,303,922	14,243,409	14,243,409

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009, and 2008

						Total
						US1 Industries, Inc.
	Common Stock		Treasury		Accumulated	Shareholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Deficit	Equity	Interests

Balance at December 31, 2007	14,838,657	46,920,288	(595,248)	(952,513)	(29,307,480)	16,660,295	569,047

Distribution to noncontrolling interests							(1,035,558)

Net Income					3,057,840	3,057,840	1,312,954

Balance at December 31, 2008	14,838,657	46,920,288	(595,248)	(952,513)	(26,249,640)	19,718,135	846,443

Stock compensation expense		58,061				58,061	-

Distribution to noncontrolling interests							(882,892)

Net (Loss) Income					(2,586,312)	(2,586,312)	257,486

Balance at December 31, 2009	14,838,657	$46,978,349	(595,248)	$(952,513)	$(28,835,952)	$17,189,884	$221,037

Stock compensation expense		9,677				9,677	-

Deconsolidation of VIE					100,928	100,928	55,527

Distribution to noncontrolling interests						-	(1,331,999)

Net Income					1,772,451	1,772,451	2,232,951

Balance at December 31, 2010	14,838,657	$46,988,026	(595,248)	$(952,513)	$(26,962,573)	$19,072,940	$1,177,516

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$4,005,402	$(2,328,826)	$4,370,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	947,742	1,549,878	258,758
Impairment of goodwill	-	3,000,000	-
Loss (Gain) on disposal of fixed assets	(3,412)	54,174	(16,586)
Stock compensation expense	9,677	58,061	-
	-	-	485,119
Provision for bad debts	1,141,873	1,090,240	1,820,202
Deferred income tax expense (benefit)	306,471	83,160	(731,113)

Changes in operating assets and liabilities excluding business acquisition:
Accounts receivable - trade	(5,438,520)	2,349,447	2,805,640
Other receivables	191,788	242,806	(274,004)
Notes receivable	138,437	480,744	(407,199)
Prepaid expenses and other current assets	101,561	605,665	(33,704)
Accounts payable	1,197,496	(378,373)	(6,938,067)
Insurance and claims payable	377,218	(400,467)	142,433
Other accrued expenses	701,929	(461,701)	(263,900)
Net cash provided by (used in) operating activities	3,677,662	5,944,808	1,218,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(45,185)	(335,075)	(219,040)
Proceeds from sales of fixed assets	38,000	14,650	34,750
Other	-	(40,192)	(100,000)
Acquisition of ARL	(217,306)	-	(1,882,348)
Net cash used in investing activities	(224,491)	(360,617)	(2,166,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under the line of credit	(1,344,729)	(1,720,216)	(321,352)
Change in bank overdraft	(663,953)	(1,462,230)	2,335,570
Capital lease payments	-	(77,584)	(5,396)
Principal payments of long term debts	(112,490)	(1,441,268)	(25,000)
Distributions to noncontrolling interests	(1,331,999)	(882,892)	(1,035,557)
Net cash (used in) provided by financing activities	(3,453,171)	(5,584,190)	948,265

NET CHANGE IN CASH	-	-	-

CASH, BEGINNING OF YEAR	-	-	-
CASH, END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$558,396	$743,805	$207,580
Cash paid for income taxes	$171,143	$698,606	$584,912

 In December 2008, ARL, LLC, a 60% owned subsidiary of the Company acquired a business from an officer in exchange for the assumption of approximately $ 0.5 million of debt. As the value of the net assets acquired was determined to be nominal, the Company recorded compensation expense of approximately $0.5 million for the debt assumed in this transaction.  As previously disclosed, effective January 1, 2010, the Company deconsolidated Stoops Ferry.  As a result, the net assets, including goodwill of $0.2 million, and retained earnings were removed from the financial statements accordingly.

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.           OPERATIONS

US1 Industries, Inc. (the Company), through its subsidiaries, is primarily an interstate truckload carrier of general commodities, which uses independent agents and owner-operators to contract for and haul freight for its customers in 48 states.  No one agent accounted for more than 10% of the Company’s operating revenue for the years ended December 31, 2010, 2009 and 2008.  The Company, through its subsidiaries, shipped freight for approximately 1,000 customers in 2010, none of which accounted for more than 10% of the Company's revenues.

On December 18, 2008, the Company completed its acquisition of a 60% membership interest (the "Membership Interest") in ARL Transport, LLC ("ARL"). Prior to the completion of the transaction, ARL, acquired substantially all of the assets of, and assumed certain liabilities of, ARL, Inc. and Aficionado Transport, Inc. Pursuant to the terms of the Membership Purchase Agreement by and among the Company, ARL, Inc., Aficionado Transport, Inc. and Ronald K. Faherty (the "Agreement"), the Company paid approximately $1.59 million at closing for the Membership Interest.   ARL also consolidated a variable interest entity in which ARL was the primary beneficiary and guarantor of certain debt of the related entity. ARL has evaluated its contractual and economic relationships with Stoops Ferry, LLC (“Stoops”) and has concluded that Stoops is a variable interest entity.  ARL had also concluded that it was the primary beneficiary of Stoops, in that ARL absorbed a majority of Stoops’ expected losses and/or, received a majority of Stoops’ expected residual returns, as a result of contractual or other financial interests in Stoops.  Accordingly, ARL was consolidating the assets, liabilities, equity and financial results of Stoops in the Company’s combined financial statements.  Stoops had total assets of approximately $0.8 million at December 31, 2008 and $0.4 million at December 31, 2009. Total liabilities for Stoops were approximately $1.2 million at December 31, 2008 and $0.9 million at December 31, 2009.

In January 1, 2010 the Company adopted the provisions of ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. However, as a result, the Company concluded that Stoops Ferry, LLC no longer qualifies for consolidation into ARL; the net assets, including goodwill, and retained earnings were removed from the Company’s financial statements accordingly.  The impact of this deconsolidation was not material to the Company’s financial statements.

2.           RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported 2009 and 2008 financial statements to conform to the 2010 presentation.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of US 1 Industries, Inc. and its majority owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments—The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of outstanding borrowings approximates fair value as a variable interest rate is charged on the outstanding balance.

Allowance for Doubtful Accounts—The subsidiaries record an allowance for doubtful accounts based on specifically identified amounts that they believe to be uncollectible.  The Company also records an additional allowance based on percentages of aged receivables, which are determined based on historical collections experience and an assessment of the general financial conditions affecting its customer base.  If actual collections experience changes, revisions to the allowance may be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Revenue Recognition— Revenue for freight is recognized upon delivery. The Company accounts for its revenue in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” which was primarily codified into ASC topic 605, “Revenue Recognition”. Amounts payable for purchased transportation, commissions and insurance are accrued when incurred.  The Company follows guidance of this standard and records revenues at the gross amount billed to customers because the Company (1) determined it operates as the primary obligor, (2) typically is responsible for damages to goods and (3) bears the credit risk.

Fixed Assets—Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to eight years.

Long-Lived Assets—The Company assesses the realizability of its long-lived assets including finite lived intangible assets in accordance with ASC 810-10 -  “Accounting for the Impairment or Disposal of Long-Lived Assets The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.  No impairment was necessary as of December 31, 2010, 2009 and 2008.

Goodwill— Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations. ASC 350-20, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.   All goodwill is related to our 60% owned subsidiary ARL and this subsidiary is determined to be the reporting unit at which the goodwill is evaluated for impairment.  The Company’s annual impairment assessment date is December 31st. As part of the annual impairment assessment, the Company estimates the fair value of the reporting unit. The determination of fair value is subject to various judgmental assumptions including assumptions about future cash flows and growth rates. We use our internal forecasts, customer and industry projections of demand and other market information, as well as the current cost of delivery to estimate future cash flows. If the ARL reporting unit does not meet our performance expectations, we may be required to record goodwill impairment charges in the future, in addition to the charges recorded in 2009.

Accounting Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Income Taxes— Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10 - Income Taxes - Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Earnings Per Common Share —The Company computes earnings per share under ASC 260-10,  “Earnings Per Share”,  The statement requires presentation of two amounts, basic and diluted earnings per share.  Basic earnings per share are computed by dividing income attributable to US 1 Industries, Inc.’s common stockholders by the weighted average common shares outstanding.  Dilutive earnings per share would include all dilutive common stock equivalents.  The diluted earnings per share exclude the effect of 0.2 million, 0.3 million, and 0.3 million outstanding stock options as of December 31, 2010, 2009, and 2008, respectively.  The inclusion of these options would be antidilutive.

Business Segments—ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, requires public enterprises to report certain information about reporting segments in financial statements.  As the Company’s operating segments exhibit similar economic characteristics and meet the aggregation criteria of ASC 280-10, they are reported in one segment.

Recent Accounting Pronouncements

ASC 605-25—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

4.  ACQUISITIONS

On December 18, 2008, the Company completed the acquisition of a 60% membership interest in ARL for $1.59 million.  In addition, the prior shareholder of ARL can receive up to an additional $2.9 million in cash consideration if ARL achieves certain revenue and earnings goals through 2012. During 2010 additional consideration of $0.2 million was earned and only $1.5 million remains available to be earned. Should the revenue and earnings goals be achieved for the period through 2012 the cash consideration payments would be recorded as additional purchase consideration in the year earned in accordance with ASC 805-30.  The acquisition was recorded using the purchase method of accounting, and on the date of the acquisition, the Company assessed the fair value of the acquired assets and assumed liabilities and allocated purchase price accordingly.

The assets acquired and liabilities assumed are as follows:

Accounts receivable	$9,688,022
Other accounts receivable	1,542,041
Other current assets	1,116,978
Property and equipment	1,245,669
Intangible asset – agent relationships	3,636,000
Goodwill	4,756,943
Total assets acquired	21,985,653

Lines of credit	(10,017,885)
Accounts payable and accrued expenses	(8,199,016)
Capital lease obligations	(156,700)
Long-term debt	(1,729,704)
Total liabilities assumed	(20,103,305)

Net assets acquired	1,882,348
Less acquisition costs	(292,348)
Cash paid for purchase price	$1,590,000

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

The Company’s fourth quarter 2009 annual evaluation for goodwill impairment indicated an impairment of the goodwill for four of the Company’s reporting units. As a result, the Company estimated the implied fair value of the goodwill of these reporting units compared to carrying amounts and recorded total impairment charges of $3.0 million at December 31, 2009 to impair a portion of the goodwill recorded on these reporting units. The decrease in the fair value of the reporting units was due to deteriorating market conditions resulting from the global economic downturn. No impairment of goodwill was identified related to the Company’s other reporting units. No additional impairment was recorded in the year ended December 31, 2010 or prior to 2009. As of December 31, 2010, the Company has an aggregate amount of Goodwill acquired of $1.6 million after the deconsolidation of $0.2 million of goodwill from Stoops Ferry.  The aggregate amount of impairment losses recognized was $3.0 million.

Unaudited pro forma results of operations for the years ended December 31, 2008 for the Company assuming the acquisition of ARL had taken place on January 1, 2007 are as follows:

4. ACQUISITIONS - proforma table

Year Ended December 31,	2008
Revenue

As Reported	$172,674,648
Pro-forma	238,305,310

Net Income attributable to US 1 Industries, Inc.

As Reported	3,057,840
Pro-forma	1,136,961

Basic and Diluted Earning Per Share attributable to US 1 Industries, Inc.

As Reported	0.21
Pro-forma	0.08

The carrying value of the ARL agent relationships were as follows:

	December 31, 2010	December 31, 2009

Agent relationships	$3,736,000	$3,736,000
Accumulated amortization	(1,689,970)	(923,328)
Intangible assets, net	$2,046,030	$2,812,672

Intangible assets amortization expense for 2010, 2009 and 2008 was $766,642, $923,328 and $0, respectively.

Estimated annual amortization expense for these intangibles is as follows:

Year ending December 31,
2011	631,535
2012	551,547
2013	436,366
2014	280,187
2015	146,395
Thereafter	-
Total	$2,046,030

5.  NOTES RECEIVABLE

The Company, through its subsidiaries, makes advances under notes receivable to certain agents and owner operators in the normal course of its business.  These notes bear interest at rates ranging from 0% to 13.0% with weekly payments ranging from approximately $125 - $8,333. Maturity on these notes receivable ranges from June 2011 through September 2015.  The balance of these notes was approximately $1.4 million and $1.5 million at December 31, 2010 and December 31, 2009, respectively.  The current portion of these notes receivable was approximately $0.7 million and $0.7 million at December 31, 2010 and December 31, 2009, respectively, and is classified in other receivables.  There are 24 notes outstanding as of December 31, 2010.

6.  RELATED PARTY TRANSACTIONS

One of the Company’s subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company.  These services are priced to cover the cost of the employees providing the services.  Charges related to those services were approximately $0.05 million, $0.04 million and $0.06 million in 2010, 2009, and 2008, respectively. Other receivables due from entities affiliated through common ownership were $0.3 million and $0.9 million as of December 31, 2010 and 2009.

One of the insurance providers to the Operating Subsidiaries, American Inter-Fidelity Exchange (AIFE), is managed by Lex Venditti, a director of the Company. AIFE provides liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2010, 2009 and 2008, cash paid to AIFE for insurance premiums and deductibles, excluding bobtail and physical damage insurance to the independent owner operators, was approximately $2.8 million, $2.9 million, and $3.6 million, respectively.

The subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2010. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2010, 2009 and 2008.

If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder’s premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2010. The Company’s subsidiaries currently account for a significant percentage of the premiums of AIFE.

For the years ended December 31, 2010, 2009 and 2008, a subsidiary insurance agency of the Company, recorded commission income of $0.4 million, $0.7 million and $0.7 million, respectively,  related to premiums with AIFE.  This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition, the Chief Executive Officer and a director of the Company, the Chief Financial Officer and a director of the Company, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (“AIFC”), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE.  AIFE incurred management fees of approximately $0.5 million for the year ended December 31, 2010 and $0.5 million for each of the years ended December 31, 2009, and 2008, respectively.  These management fees are available to be paid as dividends to these officers and directors of the Company.

In 2010, 2009 and 2008, the Company paid consulting fees of $0.06 million, $0.05 million and $0.03 million, respectively, to two of its directors, relating to insurance and other services.

7.  LEASES

Operating Leases

The Company leases its administrative offices in Indiana from an independent owner under an operating lease expiring on March 31, 2012.

In addition, the Company’s subsidiaries lease office space and land in Arkansas, California, Florida, Georgia, Indiana, Missouri, Mississippi, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, and Texas, under operating leases ranging from one to fourteen years.

Rent expense under these operating leases was $1.4 million, $2.0 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Future commitments under these operating leases are as follows:

2011	684,088
2012	265,071
2013	225,912
2014	225,912
2015	225,912
2016-2025	2,210,843
3,837,738

8.  BANK LINE OF CREDIT

The Company and its subsidiaries have a $17.5 million line of credit that was amended on September 28, 2010.  The amendment included (1) an extension of the maturity date from October 1, 2010 to October 1, 2011, (2) a modification of the interest rate to LIBOR plus 3.35%, (3) a modification of the provision for the minimum debt service ratio to deduct nonrecurring and non-cash gains from the numerator, and, (4) the deletion of Unity Logistics Services Inc. (“Unity”) and ERX, Inc. (“ERX”) as part of the borrowing entity.  This line of credit matures on October 1, 2011.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2011.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $9.3 million at December 31, 2010.   The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At December 31, 2010, the outstanding borrowings on this line of credit were $8.2 million.

 This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of December 31, 2010, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At December 31, 2010, the Company, and its subsidiaries were in compliance with these financial covenants.

The balance outstanding under this line of credit agreement is classified as a current liability at December 31, 2010 and 2009.  Historically the revolving line of credit has been extended prior to maturity.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in interest expense of approximately $0.20 million for the fiscal year 2010.  The fair value of the interest rate swap was minimal at December 31, 2010.

9.   LONG TERM DEBT

As a part of the ARL acquisition, certain equipment notes payable were assumed with monthly payments at varying rates and interest at rates ranging from 3.5%-14.3%.  All of the long-term debt is collateralized by the property and equipment associated with the debt.  In fiscal year 2009, of this total debt, $0.5 million relates to a Variable Interest Entity, “Stoops Ferry”, of which $0.4 million was current.
As of January 1, 2010, Stoops is no longer consolidated with the Company’s financial statements.

Long-term debt consists of the following at December 31, 2010:

2011	$188,076
2012	14,220
2013	14,220
2014	7,641
$224,157

10.  EQUITY TRANSACTIONS

During 2008 and 2009, the Company had 300,000 outstanding options to purchase common stock, which have been excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

(a)  In December 2008, as part of the acquisition of ARL, the Company granted two employees a total of 300,000 options to purchase shares of common stock at an exercise price of $0.80 per share. For the year ended December 31, 2010 further calculations were performed to determine share options earned based on certain criteria. For fiscal year 2010 and 2009, approximately 75,000 and 18,930 options were forfeited due to ARL not meeting certain criteria in the purchase agreement.  As of December 31, 2010, the options available to purchase common stock totaled 206,070.   These options have an exercise price of $.80 per share.  These options vest over 4 years: however 150,000 options vested early in 2009 due to one employee’s termination.  All options expire by December 18, 2018.  The fair value of these options of $0.1 million was calculated using a Black Scholes model with the following assumptions:

Dividend yield	0.0%
Risk-free rate	2.7%
Volatility	44%
Expected life (years)	7

The fair value is being expensed over the vesting period with $10,000 recorded in 2010, $60,000 recorded in 2009 and the remainder to be recorded through 2012.  The Company has no other options or warrants to purchase common stock outstanding as of December 31, 2010, 2009 or 2008.

11. INCOME TAXES

The composition of income tax expense (benefit) is as follows:

December 31,	2010	2009	2008
Current	$687,591	$507,269	$1,806,240
Deferred	306,471	83,160	(722,366)
Benefit from operating loss carry-forward	-	-	(1,182,365)

Adjustment of valuation allowance	-	-	(8,747)

	$994,062	$590,429	$(107,238)

The following summary reconciles income taxes at the maximum federal statutory rate, based upon (loss) income before income taxes after deducting income attributable to noncontrolling interests, with the effective rates for 2010, 2009, and 2008:

December 31,	2010	2009	2008
Income tax expense at statutory rate	$930,426	$(678,600)	$1,033,000
State income tax expense, net of federal tax benefit	109,171	331,226	323,879
Adjustment of valuation allowance	-	-	(1,191,112)
Non-deductible goodwill impairment	-	803,760
Permanent differences	44,200	134,043	(273,005)
Other	(89,735)	-	-
	$994,062	$590,429	$(107,238)

December 31,	2010	2009
Deferred tax assets
Cumulative basis difference in 60% owned LLCs	$711,938	$580,311
AMT credit carryforward	-	349,274
Accounts receivable reserves	322,044	239,687
Insurance accruals	62,200	64,717
Net operating losses	-	313,676
Fixed assets	12,146	23,339
Intangible assets	667,954	503,926
Other	-	7,823
Total deferred tax assets	1,776,282	2,082,753
Less long-term portion	(1,392,038)	(1,107,575)

Current Deferred Tax Asset	$384,244	$975,178

At December 31, 2010 and 2009, the Company has realized a net deferred tax asset of $1.8 million and $2.1 million respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Taxable income/(losses) for the years ended December 31, 2010,  2009, and 2008 was $4.9 million, ($7.million), and $4.3 million, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company had net operating loss carry-forwards of approximately $0.8 million at December 31, 2009.  These carry-forwards were available to offset taxable income in future years.   The Company also had an AMT credit carryforward of $0.3 million available to reduce federal income tax. The NOL’s and AMT credits were fully utilized in 2010.

The Company accounts for uncertain tax positions pursuant to ASC 740, “Accounting for Income Taxes” on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording an increase in the liability for uncertain tax positions of $0.7 million that was accounted for as a credit to opening retained earnings. The liability for uncertain tax positions and related interest and penalties at December 31, 2010, 2009, and 2008 totaled $0.7 million, of which $0.3 million relates to interest and penalties.  This liability is recorded in the Company’s balance sheet in accrued expenses. No uncertain tax position reserves were reversed or settled during 2010 or 2009.  The entire amount of this consolidated liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions.  Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the December 31, 2010 liability over the next twelve months.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions.  In the U.S., all tax years from 2007 through the present are subject to tax authority audits.  In various states and local jurisdictions all tax years from 2007 through the present are subject to tax authority audits.

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the consolidated statements of operations.

12.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries are involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the other litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Merger

On February 18, 2011, US 1 Industries, Inc., an Indiana corporation (the “Company”), entered into an Agreement and Plan of Merger with Trucking Investment Co. Inc., an Indiana corporation (“TIC”), US 1 Merger Corp., an Indiana corporation and direct, wholly-owned subsidiary of TIC (“Merger Sub”), Harold E. Antonson (“Antonson”) and Michael E. Kibler (“Kibler”). At the effective time of the Merger, TIC will be directly owned by Antonson (the Chief Financial Officer of the Company and member of the Board of Directors of the Company) and Kibler (the President and Chief Executive Officer of the Company and member of the Board of Directors of the Company – the Company shareholders who have previously submitted proposals to the Company’s Board of Directors (the “Board”) to take the Company private.

The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation as a direct, wholly-owned subsidiary of TIC (the “Merger”), and that each issued and outstanding share of Company Common Stock immediately prior to the effective time of the Merger (other than shares owned by the Company, TIC, Merger Sub and shares owned by shareholders who have perfected and not withdrawn a demand for appraisal rights under Indiana law) will automatically be canceled and converted into the right to receive $1.43 per share in cash, without interest (the “Merger Consideration”). Options that are issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive cash.

The Company expects that the closing of the Merger will occur in the second quarter of 2011, subject to regulatory approvals and other customary closing conditions, including TIC obtaining debt financing on the terms set forth in the debt financing commitment letter it has received and the adoption of the Merger Agreement and approval of the Merger by the holders of a majority of the issued and outstanding shares of Company Common Stock.  TIC has been advised by US Bancorp that it believes that it will be able to fund the purchase price for the shares that are acquired. The Merger Agreement contains a “no-shop” provision, which restricts the Company’s ability to solicit, discuss or negotiate competing proposals.

Other

In October 2006, the Company and the President of Patriot entered into an agreement under which the Company granted the individual the option to purchase 100% of the outstanding stock of Patriot for a purchase price equal to the book value of Patriot. This option to purchase Patriot currently terminates in October 2011 or upon a change in control of the Company. The option is immediately exercisable and may be exercised in whole (not in part) at any time prior to October 2011.  The fair value of this option was reevaluated at December 31, 2010, and was determined to be deminimis.  Patriot’s revenue for the years ended December 31, 2010, 2009 and 2008 were $25.5 million, $26.4 million, and $33.1 million, respectively. Patriot had pre-tax income of $0.26 million, $0.28 million and $0.59 million for the years ended December 31, 2010, 2009 and 2008, respectively.

US1 INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2009, AND 2010

Schedule II
	Balance at	Charged to		Write-Offs,
	Beginning of	Costs and		Retirements &		Balance at
Description	Year	Expenses		Recoveries		End of Year

Year Ended December 31, 2008

Allowance for Doubtful Accounts Receivable	$1,237,000	$1,529,678		$1,406,678	(2)	$1,360,000
Allowance for Doubtful Other Receivables	$212,453	$290,322		$(6,634)		$509,409

Valuation Reserve for Deferred Taxes	$1,191,112	$(1,191,112	)(1)	$-		$-

Year Ended December 31, 2009

Allowance for Doubtful Accounts Receivable	$1,360,000	$881,055		$1,094,055		$1,147,000
Allowance for Doubtful Other Receivables	509,409	208,945		718,354		$-

Year Ended December 31, 2010

Allowance for Doubtful Accounts Receivable	$1,147,000	$685,300		$396,300		$1,436,000
Allowance for Doubtful Other Receivables	-	456,700		456,700		$-

(1)	Includes benefit from utilization of net operating losses and change in deferred taxes.
(2)	Amount is net of a $169,000 allowance for doubtful accounts related to accounts receivable acquired in a December 2008 business combination.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management, including the Company’s Chief Executive Officer and the Company’s Financial Officer, conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Based on management’s assessment and those criteria, management believes that the internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 18, 2011, US 1 Industries, Inc., an Indiana corporation (the “Company”), entered into an Agreement and Plan of Merger with Trucking Investment Co. Inc., an Indiana corporation (“TIC”), US 1 Merger Corp., an Indiana corporation and direct, wholly-owned subsidiary of TIC (“Merger Sub”), Harold E. Antonson (“Antonson”) and Michael E. Kibler (“Kibler”). At the effective time of the Merger, TIC will be directly owned by Antonson (the Chief Financial Officer of the Company and member of the Board of Directors of the Company) and Kibler (the President and Chief Executive Officer of the Company and member of the Board of Directors of the Company – the Company shareholders who have previously submitted proposals to the Company’s Board of Directors (the “Board”) to take the Company private.

The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation as a direct, wholly-owned subsidiary of TIC (the “Merger”), and that each issued and outstanding share of Company Common Stock immediately prior to the effective time of the Merger (other than shares owned by the Company, TIC, Merger Sub and shares owned by shareholders who have perfected and not withdrawn a demand for appraisal rights under Indiana law) will automatically be canceled and converted into the right to receive $1.43 per share in cash, without interest (the “Merger Consideration”). Options that are issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive cash.

The Company expects that the closing of the Merger will occur in the second quarter of 2011, subject to regulatory approvals and other customary closing conditions, including TIC obtaining debt financing on the terms set forth in the debt financing commitment letter it has received and the adoption of the Merger Agreement and approval of the Merger by the holders of a majority of the issued and outstanding shares of Company Common Stock.  TIC has been advised by US Bancorp that it believes that it will be able to fund the purchase price for the shares that are acquired. The Merger Agreement contains a “no-shop” provision, which restricts the Company’s ability to solicit, discuss or negotiate competing proposals.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of March 18, 2011 were as follows:

NAME	AGE	POSITION
Michael E. Kibler	70	President, Chief Executive Officer, and Director
Harold E. Antonson	71	Chief Financial Officer, Treasurer, and Director
Lex Venditti	58	Director
Robert I. Scissors	77	Director
Brad James	55	Director
Walter Williamson	76	Director

Name	Office and Experience
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

Lex Venditti
Mr. Venditti has served as a director of the Company since 1993. Mr. Venditti is the General Manager of AIFE, an insurance reciprocal located in Indiana.  Mr. Venditti is also a shareholder of AIFC, the attorny-in-fact of AIFE, an entity that provides auto liability and cargo insurance to the Company.

Robert I. Scissors
Mr. Scissors has been a director of the Company since 1993.  Mr Scissors began his career in the Insurance Industry in 1957.  In 1982, Mr. Scissors joined a brokerage firm called Alexander/Alexander where he worked untill retiring in 1992.  Mr. Scissors currently works as an insurance consultant and broker.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to Mr. Kibler, the Chief Executive Officer and Mr. Antonson, the Chief Financial Officer, a copy of which was filed as Exhibit 14.1 to the Company’s 2003 Form 10-K.

Audit Committee and Audit Committee Financial Expert

The Company has an audit committee consisting of Lex Venditti, Robert Scissors and Walter Williamson. The Company’s Board of Directors has determined that Mr. Venditti is an “audit committee financial expert” as defined under SEC rules. However, because of his position as general manager of AIFE and as a shareholder of American Inter-Fidelity Corporation, Mr. Venditti is not considered an independent director as defined under Rule 10A-3(b) of the Exchange Act. In addition, Mr. Scissors receives fees for consulting services provided to the Company and is also not considered an independent director.

The audit committee is responsible for selecting the Company’s independent auditors and approving the scope, fees and terms of all audit engagements and permissible non-audit services provided by the independent auditor, as well as assessing the independence of the Company’s independent auditor from management. The audit committee also assists the Board in oversight of the Company’s financial reporting process and integrity of its financial statements, and also reviews other matters with respect to the Company’s accounting, auditing and financial reporting practices as it may find appropriate or may be brought to its attention.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons.  Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation.  There were no late filings during 2010.  To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

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

Item 11.  Executive Compensation

Overview of Executive Compensation Program

The Company does not have a formalized program for determining executive compensation.  Any executive compensation changes are taken before the Board of Directors for approval.  In general, our executive officers receive compensation consisting of a salary and on occasion, there have been stock bonuses issued.  Executive officers participate in the same group health insurance program as the Company’s full-time employees.  The Company has not used, nor intend to use, an outside consultant in connection with making compensation decisions.

Objectives of Compensation Program

The Company’s compensation of executive officers is intended to provide requisite compensation to the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”).  Because the CEO and CFO are large shareholders of the Company, the CEO and CFO should be motivated to act in the best interest of the Company.

Current Executive Officers

The Company currently has two executive officers, Michael Kibler, our CEO, and Harold Antonson, our CFO.

The following Summary Compensation Table sets forth compensation paid by the Company during the years ended December 31, 2010, 2009 and 2008 to Mr. Michael E. Kibler, Chief Executive Officer and Mr. Harold Antonson, Chief Financial Officer, where applicable.  No other executive officer of the Company earned in excess of $0.1 million.

Summary Compensation Table
Name and Position	Year	Salary	Stock Awards	All Other Compensation	Total

Michael Kibler Chief Executive officer	2010	$100,100			$100,100
	2009	$104,000	-	-	$104,000
	2008	$97,315	-	-	$97,315

Harold Antonson Chief Financial Officer	2010	$100,100			$100,100
	2009	$96,000	-	-	$96,000
	2008	$97,419	-	-	$97,419

Option exercises and option values

No stock options have been issued to Mr. Michael E. Kibler, Chief Executive Officer or Mr. Harold Antonson, Chief Financial Officer for the years ended December 31, 2010, 2009 or 2008 and they hold no such options as of December 31, 2010.

Compensation of Directors

Directors who are also employees of the Company receive no additional compensation for their services as directors.  In 2010 and 2009, the Company paid consulting fees of $0.06 million and $0.05 million to Walter Williamson and Robert Scissors, two directors of the Company.  No other compensation was paid to our non-executive board members during 2010, 2009 or 2008.  The Company will reimburse its directors for travel expenses and other out-of-pocket costs incurred in connection with the Company’s board of directors’ meetings.

Compensation Committee

The Company does not have a compensation committee.

The current members of the Board of Directors (Harold Antonson, Brad James, Michael Kibler, Robert Scissors, Lex Venditti and Walter Williamson) participated in deliberation concerning the Company’s executive officer compensation, although the Chief Financial Officer, Harold Antonson and Chief Executive Officer, Michael Kibler abstain from all votes.  There are no compensation committee interlocks.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth the number and percentage of shares of Common Stock that as of March 18, 2011 are deemed to be beneficially owned by each director of the Company and director nominee, by each executive officer of the Company and by all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Perentage of Class (1)

Harold E. Antonson
Chief Financial Officer, Treasurer
and Director	5,268,592	(1)	35.5%

Michael E. Kibler
Director, President and
Chief Executive Officer	5,053,923	(1)(5)	34.1%

Brad A. James Director	166,981	(2)	1.1%

Robert I. Scissors	64,770	(3)	*

Lex L. Venditti, Director	217,500	(4)	1.5%

All Directors and Executive Officers	8,105,410		56.2%

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

Security Ownership of Certain Beneficial Owners

The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 8, 2011 by any person who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:

Name and Address	Number of Shares of Common
of Beneficial Owner	Stock Beneficially Owned		Percentage of Class

Harold E. Antonson
8400 Louisiana Street
Merrillville, IN 46410	5,268,592	(1)	35.5%

August Investments Partnership
8400 Louisiana Street
Merrillville, IN 46410	1,163,606		7.8%

Michael Kibler
8400 Louisiana Street
Merrillville, IN 46410	5,053,923	(1)(3)	34.1%

FMR LLC
82 Devonshire Street
Boston, MA 02109	1,362,800	(2)	9.6%

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

(2)	Includes shares held by Fidelity Low-Priced Stock Fund and Fidelity Select Portfolios-Transportation.
(3)	Includes shares of 2,676,883 held by the Kibler Family Living Trust of which Mr. Kibler and Linda Kibler are trustees.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

One of the Company’s subsidiaries provides safety, management, and accounting services to companies controlled by the Chief Executive Officer and Chief Financial Officer of the Company.  These services are priced to cover the cost of the employees providing the services.  Charges related to those services were approximately $0.05 million, $0.04 million and $0.06 million in 2010, 2009, and 2008, respectively. Other receivables due from entities affiliated through common ownership were $0.2 million and $0.9 million as of December 31, 2010 and 2009.

One of the Operating Subsidiaries insurance providers, American Inter-Fidelity Exchange (“AIFE”), is managed by Mr. Venditti, a director of the Company and the Company has an investment of $0.1 million in the provider. AIFE provides auto liability and cargo insurance to several subsidiaries of the Company as well as other entities related to the Company by common ownership. For the years ended December 31, 2010, 2009 and 2008, cash paid to AIFE for insurance premiums and deductibles, excluding bobtail and physical damage premiums for independent owner operators, was approximately $2.8 million, $2.9 million, and $3.6 million, respectively.

The Operating Subsidiaries exercised no control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the three years in the period ended December 31, 2010. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by the investee. There were no dividends declared by AIFE for the years ended December 31, 2010, 2009 and 2008.

If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder’s premium as a percentage of the total premiums of AIFE for the related period. There has been no such loss assessment for any of the three years in the period ended December 31, 2010. The subsidiaries currently account for majority significant percentage of the premiums of AIFE.

For the years ended December 31, 2010, 2009 and 2008, a subsidiary insurance agency of the Company, recorded commission income of $0.4 million, $0.7 million and $0.7 million, respectively,  related to premiums with AIFE.  This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition, the Chief Executive Officer and a director of the Company, the Chief Financial Officer and a director of the Company, as well as another director of the Company, are the sole shareholders of American Inter-Fidelity Corporation (“AIFC”), which serves as the attorney in fact of AIFE. AIFC is entitled to receive a management fee from AIFE.  AIFE incurred management fees of approximately $0.5 million for the year ended December 31, 2010 and $0.5 million for each of the years ended December 31, 2009, and 2008, respectively.  These management fees are available to be paid as dividends to these officers and directors of the Company.

In each of 2010, 2009 and 2008, the Company paid consulting fees of $0.06 million, $0.05 million and $0.03 million, respectively, to two of its directors, Robert Scissors and Walter Williamson, relating to insurance and other services.

The Company’s Board of Directors are advised of all related party transactions and reviews these transactions as deemed appropriate.

The Company’s directors are identified in response to Item 10 above. The Company considers Messrs. James and Scissors to be independent.  In making this determination, the Company has applied the NASDAQ definition of independence.

Item 14.  Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO USA, LLP
	2010	2009
Audit Fees (1)	$217,000	$245,000
Tax Fees (2)	$-	$-
All Other Fees (3)	$-	$-

Total	$217,000	$245,000

(1)
Audit fees include fees associated with the annual audit of our consolidated financial statements, audit of internal control over financial reporting for 2009, and  reviews of our quarterly reports on Form 10-Q.

(2)           There were no tax fees.
(3)           There were no other fees.

The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets as of December 31, 2010 and 2009	23

Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008	25

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009, and 2008	26

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	27

Notes to Consolidated Financial Statements	28

(a)(2) Financial Statement Schedules:

Schedule of Valuation and Qualifying Accounts	38

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

Exhibit 10.1
Amended and Restated Loan Agreement with US BANK and Carolina National Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by reference to the Company’s Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005)

Exhibit 10.2
Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by reference to the Company’s Form 10-Q for the nine Months ended September 30, 2005 filed on November 11, 2005)

Exhibit 10.3
Second Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National Transportation Inc., Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, and US 1 Industries, Inc. (incorporated by reference to the  Company’s Form 10-Q for the nine months ended September 30, 2005 filed on November 11, 2005)

Exhibit 10.4
Amendment to Amended and Restated Loan Agreement with US BANK and Carolina National Transportation LLC, Gulfline Transport Inc., Five Star Transport, Inc., Cam Transport, Inc., Unity Logistic Services, Inc., ERX, Inc., Friendly, Transport, Inc., Transport Leasing, Inc., Harbor Bridge Intermodal, Inc., Patriot Logistics, Inc., Liberty Transport, Inc., Keystone Lines Corporation, TC Services, Inc., Freedom Logistics, LLC, Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, US1 Logistics, LLC, and US 1 Industries, Inc. .(incorporated by reference to the Company’s Form 10-Q for the six months ended June 30, 2007 filed on August 14, 2007)

Exhibit 10.5
Amendment to Amended and Restated Loan Agreement with US BANK and Blue and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC. (incorporated by reference to the  Company’s Form 10-Q for the six months ended June 30, 2007 filed on August 14, 2007)

Exhibit 10.6
Amendment to Amended and Restated Loan Agreement with US BANK and Blue and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC. (incorporated by reference to the  Company’s Form 8-K announcing the completion of the Acquisition or Disposition of Assets filed on December 24, 2008)

Exhibit 10.7
Amendment to Amended and Restated Loan Agreement with US BANK and Blue and Grey Brokerage, Inc., Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC. (incorporated by reference to the  Company’s Form 8-K announcing the Sixth Amendment to Amended and Restated Loan Agreement and Eleventh Amendment to Revolving Loan Note with US Bank, US1 Industries, Inc. as filed on July 29, 2009)

Exhibit 10.8
Amendment to Amended and Restated Loan Agreement with US BANK and AFT Transport, LLC, ARL Transport, LLC, Cam Transport, Inc., Carolina National Logistics, Inc., Carolina National Transportation, LLC, Five Star Transport, LLC, Friendly Transport, LLC, Gulf Line Transportation, LLC, Harbor Bridge Intermodal Inc., Keystone Lines, Corp., Keystone Logistics, Inc., Liberty Transport, Inc., Patriot Logistics, Inc., Risk Insurance Services, LLC, TC Services, Inc., Thunderbird Logistics, LLC, Thunderbird Motor Express, LLC, Transport Leasing, Inc., Unity Logistics Services Inc., and US1 Logistics, LLC. as filed with the Company’s Form 10-K, this item announces the Seventh  Amendment to Amended and Restated Loan Agreement and Twelfth Amendment to Revolving Loan Note with US Bank, US1 Industries, Inc. as included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Exhibit 10.9
Amendment to Amended and Restated Loan Agreement (“Amendment”), dated as of September 28, 2010 with US BANK and GULF LINE TRANSPORT LLC., an Indiana limited liability company, formerly known as Gulf Line Transport, Inc. (“Gulf Line”); FIVE STAR TRANSPORT, LLC., an Indiana limited liability company, formerly known as Five Star Transport, Inc. (“Five Star”); CAM TRANSPORT, INC., an Indiana corporation (“CAM”); FRIENDLY TRANSPORT, LLC, an Indiana limited liability company, formerly known as Friendly Transport, Inc. (“Friendly”); TRANSPORT LEASING, INC., an Arkansas corporation (“Transport Leasing”); KEYSTONE LINES, a California corporation (“Keystone Lines”); HARBOR BRIDGE INTERMODAL, INC., an Indiana corporation (“Harbor”); PATRIOT LOGISTICS, INC., an Indiana corporation (“Patriot”); LIBERTY TRANSPORT, INC., an Indiana corporation (“Liberty”); KEYSTONE LINES CORP., an Indiana corporation, formerly known as Keystone Lines Corporation (“Keystone”), TC SERVICES, INC., an Indiana corporation (“TC Services”); KEYSTONE LOGISTICS, INC., an Indiana corporation ("Keystone Logistics"); CAROLINA NATIONAL TRANSPORTATION LLC, an Indiana limited liability company ("Carolina National"); CAROLINA NATIONAL LOGISTICS, INC., an Indiana corporation (“Carolina Logistics”); FREEDOM 1 LLC, an Indiana limited liability company, formerly known as Freedom Logistics, LLC ("Freedom"); THUNDERBIRD LOGISTICS, LLC, an Indiana limited liability company ("Thunderbird Logistics"); THUNDERBIRD MOTOR EXPRESS, LLC, an Indiana limited liability company ("Thunderbird Motor"); BLUE & GREY TRANSPORT COMPANY, INC., an Indiana corporation, ("Blue & Grey"); FREIGHTMASTER USA, LLC, an Indiana limited liability company ("Freightmaster"); US 1 CORP., an Indiana corporation ("US 1"); ANTLER TRANSPORT, LLC, an Indiana limited liability company ("Antler"); RISK INSURANCE SERVICES OF INDIANA LLC, an Indiana limited liability company ("Risk"); BRUIN EXPRESS INTERMODAL LLC, an Indiana limited liability company ("Bruin"); US 1 LOGISTICS, LLC, an Indiana limited liability company ("US 1 Logistics") US 1 INDUSTRIES, INC., an Indiana corporation (“Industries”), TC ADMINISTRATIVE SERVICES, INC., a California corporation ("TC"); ARL TRANSPORT LLC, a Delaware limited liability company (“ARL”) and AFT TRANSPORT LLC, a Delaware limited liability company (“AFT”).  (Gulf Line, Five Star, CAM, Risk, Bruin, Friendly, Transport Leasing, Keystone Lines, Harbor, Patriot, Liberty, Keystone, TC Services, Keystone Logistics, Carolina National, Carolina Logistics, Freedom, Thunderbird Logistics, Thunderbird Motor, Blue & Grey, Freightmaster, US 1, Antler, Risk, Bruin, US 1 Logistics, Industries, TC, ARL and AFT are hereinafter each referred to each as a “Borrower Entity”, and collectively as the “Borrower”); and U.S. BANK, a national banking association (“Lender”). This item announces the Eighth Amendment to Amended and  Restated Loan Agreement as filed with the Company’s Form

10-Q for the nine months ended September 30, 2010.

Exhibit 10.10	Agreement and Plan of Merger, dated as of February 18, 2011, by and among US1 Industries, Inc., Trucking Investment Co., Inc., US1 Merger Corp., Harold E. Antonson and Michael E. Kibler.

Exhibit 14.1	US 1 Industries, Inc. Code of Ethics (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003 filed on March 26, 2005

Exhibit 21.1	Subsidiaries of the Registrant

Exhibit 31.1	Rule 13a-14(a)\15d-14a(a) Certifications

Exhibit 32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: March 31, 2011 US 1 INDUSTRIES, INC.	By:	/s/ Michael E. Kibler
Michael E. Kibler
President & Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Harold Antonson
Harold Antonson
Chief Financial Officer & Treasurer
(Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ Michael E. Kibler
Michael E. Kibler, Director

Date: March 31, 2011	/s/ Robert I. Scissor
Robert I. Scissors, Director

Date: March 31, 2011	/s/ Lex L. Venditti
Lex L. Venditti, Director

Date: March 31, 2011	/s/ Brad James
Brad James, Director

Date: March 31, 2011	/s/ Walter Williamson
Walter Williamson, Director

Date: March 31, 2011	/s/ Harold Antonson
Harold Antonson, Director