Form 10-Q
period 2011-03-31
US 1 INDUSTRIES INC
filed 2011-05-16
CIK 351498

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

Commission File No.  1-8129.

US 1 INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	95-3585609
(State of Incorporation)	(I.R.S. Employer Identification No.)

336 W. US 30,Valparaiso, Indiana	46385
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (219) 476-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of April 28, 2011 there were 14,243,409 shares of registrant’s common stock outstanding.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Part I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASSETS

	March 31, 2011	December 31, 2010

Accounts receivable-trade, less allowances for doubtful accounts of $1,427,000 and $1,436,000, respectively	$33,265,410	$30,885,654

Other receivables, including receivables due from affiliated entities of $412,000 and $277,000, respectively	5,378,966	4,404,394
Prepaid expenses and other current assets	1,506,978	1,486,692
Current deferred income tax asset	384,244	384,244

Total current assets	40,535,598	37,160,984

FIXED ASSETS:
Land	195,347	195,347
Equipment	1,699,702	1,733,513
Less accumulated depreciation and amortization	(993,706)	(974,133)

Net property and equipment	901,343	954,727

Non-current deferred income tax asset	1,392,038	1,392,038
Notes receivable - long term	576,144	695,214
Intangible assets, net	1,888,147	2,046,030
Goodwill	1,609,047	1,609,047
Other assets	126,461	126,461

Total Assets	$47,028,778	$43,984,501

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2011	December 31, 2010

CURRENT LIABILITIES:
Revolving line of credit	$7,206,024	$8,247,745
Bank overdraft	2,318,182	989,121
Current portion of long-term debt	186,739	188,076
Accounts payable	13,048,678	10,347,854
Insurance and claims	1,927,268	1,813,142
Other accrued expenses	1,506,556	2,112,026

Total current liabilities	26,193,447	23,697,964

LONG-TERM DEBT, less current portion	31,341	36,081

SHAREHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares: no par value; 14,838,657 shares issued at March 31, 2011, and December 31, 2010, respectively	46,988,002	46,988,026

Treasury stock, 595,248 shares at both March 31, 2011 and December 31, 2010, respectively	(952,513)	(952,513)
Accumulated deficit	(26,766,725)	(26,962,573)

Total US 1 Industries, Inc. shareholders' equity	19,268,764	19,072,940
Noncontrolling Interests	1,535,226	1,177,516
Total equity	20,803,990	20,250,456

Total liabilities and shareholders' equity	$47,028,778	$43,984,501

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2011 AND MARCH 31, 2010 (UNAUDITED)

	2011	2010

OPERATING REVENUES	$52,452,736		$47,487,770

OPERATING EXPENSES:
Purchased transportation	36,856,132		$3 2,859,920
Commissions	8,025,440		$6,998,435
Insurance and claims	1,323,835		$1,488,986
Salaries, wages and other	3,290,372		$2,960,238
Other operating expenses	2,165,996		$2,378,937

Total operating expenses	51,661,775		46,686,516

OPERATING INCOME	790,961		801,254

NON-OPERATING (EXPENSE) INCOME
Interest income	17,777		$22,640
Interest expense	(69,620)		$(210,074)
Other income (expense)	(11,729)	$	(1,215)
Total non operating (expense) income	(63,572)		(188,649)

NET INCOME BEFORE INCOME TAXES	727,389		612,605
Income tax expense	(153,831)		(188,629)

NET INCOME	573,558		423,976
Income attributable to noncontrolling interest	377,710		318,497

NET INCOME ATTRIBUTABLE TO US 1 INDUSTRIES, INC.	$195,848		$105,479

Basic and Diluted Net Income per Common Share Attributable to US 1 Industries, Inc.	$0.01		$0.01
Weighted Average Shares Outstanding
Basic	14,243,409		14,243,409
Diluted	14,365,120		14,243,409

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011

						Total
						US1 Industries, Inc.
	Common Stock		Treasury		Accumulated	Shareholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Deficit	Equity	Interests

Balance at January 1, 2011	14,838,657	$46,988,026	(595,248)	$(952,513)	$(26,962,573)	$19,072,940	$1,177,516

Stock compensation expense	-	(24)	-	-	-	(24)	-

Distribution to noncontrolling interests	-	-	-	-	-	-	(20,000)

Net Income for the three months ended March 31, 2011					195,848	195,848	377,710
	14,838,657	$46,988,002	(595,248)	$(952,513)	$(26,766,725)	$19,268,764	$1,535,226

The accompanying notes are in integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2011 AND MARCH 31, 2010 (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$195,848	$105,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	201,800	237,687
Loss on disposal of fixed assets	11,705	-
Stock compensation expense	-	2,419
Provision for bad debts	61,137	228,836
Noncontrolling Interest	377,710	318,497

Changes in operating assets and liabilities excluding business acquisition:
Accounts receivable - trade	(2,440,893)	(3,312,192)
Other receivables	(974,572)	(763,749)
Notes receivable	119,070	101,363
Prepaid expenses and other current assets	(20,286)	(174,101)
Accounts payable	2,700,821	2,759,233
Insurance and claims payable	114,126	245,423
Other accrued expenses	(605,469)	395,040
Net cash (used in) provided by operating activities	(259,003)	143,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(6,760)	(86,206)
Proceeds from sales of fixed assets	4,500	15,027
Net cash used in investing activities	(2,260)	(71,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under the line of credit	(1,041,720)	(216,213)
Change in bank overdraft	1,329,061	451,014
Principal payments of long term debts	(6,077)	(259,557)
Distributions to noncontrolling interests	(20,000)	(48,000)
Net cash provided by (used in) financing activities	261,264	(72,756)

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$70,467	$202,706
Cash paid for income taxes	$662,395	$396,546

The accompanying notes are an integral part of the consolidated financial statements.

US 1 INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of March 31, 2011 and the consolidated statements of income and cash flows for the three month periods ended March 31, 2011 and 2010, and the statement of shareholders’ equity for the three months ended March 31, 2011 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and the results of operations at such date and for such periods.  The year-end balance sheet data was derived from audited financial statements.  These statements should be read in conjunction with US 1 Industries, Inc. and Subsidiaries (“the Company”) audited consolidated financial statements for the year ended December 31, 2010, and the notes thereto included in the Company's Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, as permitted by the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for a full year.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

3. EARNINGS PER SHARE

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, which was primarily codified into ASC 260-10.  Following is the reconciliation of the numerators and denominators of basic and diluted EPS.
	Three Months Ended March 31,
	2011	2010
Numerator
Net income (loss) available to common shareholders for basic and diluted EPS	$195,848	$105,479

Denominator
Weighted average common shares outstanding for basic EPS	14,243,409	14,243,409
Weighted average common shares outstanding for diluted EPS	14,365,120	14,243,409

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

5. BANK LINE OF CREDIT

The Company and its subsidiaries have a $17.5 million line of credit that was amended on September 28, 2010.  The amendment included (1) an extension of the maturity date from October 1, 2010 to October 1, 2011, (2) a modification of the interest rate to LIBOR plus 3.35%, (3) a modification of the provision for the minimum debt service ratio to deduct nonrecurring and non-cash gains from the numerator, and, (4) the deletion of Unity Logistics Services Inc. (“Unity”) and ERX, Inc. (“ERX”) as part of the borrowing entity.  This line of credit matures on October 1, 2011.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2011.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $10.3 million at March 31, 2011.     The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2011, the outstanding borrowings on this line of credit were $7.2 million and the interest rate was 3.600%.

 This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of March 31, 2011, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At March 31, 2011, the Company, and its subsidiaries were in compliance with these financial covenants.

The balance outstanding under this line of credit agreement is classified as a current liability at March 31, 2011 and 2010.

On January 15, 2009, the Company and its subsidiaries entered into a no cost Interest Rate Swap Agreement with U.S. Bank effective February 2, 2009 through February 1, 2012.  This agreement is in the notional amount of $10.0 million from February 2, 2009 through January 31, 2010, then $7.0 million from February 1, 2010 through January 31, 2011, then $4.0 million from February 1, 2011 to February 1, 2012.  The agreement provides for the Company to pay interest at an annual rate of 1.64% times the notional amount of the swap agreement, and U.S. Bank pay interest at the LIBOR rate times the notional amount of the swap.  The Company did not enter into this agreement for speculative purposes.  The Company recorded the fair value of the interest rate swap resulting in the reduction of interest expense of approximately $0.02 million for the three months ended March 31, 2011.  The fair value of the interest rate swap was minimal at March 31, 2011.

The Company’s primary sources of liquidity consist of cash on hand generated through operations and availability under the line of credit agreement.  The Company believes these sources are sufficient to operate its business and meet its obligations.

6. EQUITY TRANSACTIONS

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

The fair value is being expensed over the vesting period with $10,000 recorded in 2010, $60,000 recorded in 2009 and the remainder to be recorded through 2012.  The Company has no other options or warrants to purchase common stock outstanding as of March 31, 2011.

7. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in certain litigation matters in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, any negative outcome from litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

8. INCOME TAXES

The Company files a consolidated US income tax return and tax returns in various states and local jurisdictions. Income tax expense is $154K and $189K, an effective tax rate of 39.0%, for the three months ended March 31, 2011 and 2010 respectively.  The Company had net operating loss carry-forwards of approximately $0.8 million at December 31, 2009.  These carry-forwards were available to offset taxable income in future years.   The Company also had an AMT credit carryforward of $0.3 million available to reduce federal income tax. The NOL’s and AMT credits were fully utilized in 2010.

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

The financial statements and related notes contained elsewhere in this Form 10-Q as of and for the three months ended March 31, 2011 and 2010 and in the Company’s Form 10-K for its fiscal year ended December 31, 2010, are essential to obtain an understanding of the comparisons and are incorporated by reference into the discussion that follows.

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

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The following table sets forth the percentage relationships of expense items to revenue for the three months ended March 31, 2011 and March 31, 2010:

	2011	2010

Revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	70.3	69.2
Agent commissions	15.3	14.7
Insurance and claims	2.5	3.1
Salaries, wages and fringe benefits	6.3	6.2
Other operating expenses	4.1	5.0
Total operating expenses	98.5	98.2
Operating income	1.5	1.8

The Company's operating revenues increased by $5.0 million to $52.5 million for the three months ended March 31, 2011 from $47.5 million for the same period in 2010.  This is an increase of 10.5%. The increase is primarily attributable to the increase of load activity.  The Company’s non-wholly owned operations saw revenues increase by $5.1 million to $34.1 million for the three months ended March 31, 2011 from $29.0 million for the three months ended March 31, 2010.  This is an increase of 17.6%.  This increase is primarily attributable to an increase in load activity as a result of the recovery in the economy at several of the non-wholly owned operations, wholly owned operations, as well as several new offices.

Purchased transportation and commission expense generally increase or decrease in proportion to the revenue generated through independent contractors.  Many agents negotiate a combined percentage payable for purchased transportation and commission.  Purchased transportation and commission together increased 1.7% as a percentage of revenue for the three months ended March 31, 2011 from the same period of time in 2010.  Purchased transportation expense increased 1.1% as a percentage of operating revenue from 69.2% for the three months ended March 31, 2010 to 70.3% for the three months ended March 31, 2011.  Commission expense increased 0.6% as a percentage of operating revenue from 14.7% for the three months ended March 31, 2010 to 15.3% for the three months ended March 31, 2011.  The mix between the amounts of purchased transportation paid versus commissions paid may vary slightly based on agent negotiations with independent owner operators.  In addition, pay on certain types of revenue may be higher than for other types of revenue.  Thus a change in the mix of revenue can cause some variation in the percentage paid out for purchased transportation and commission.  However, in total, commissions and purchased transportation would typically be expected to remain relatively consistent as a percentage of revenue.  The increase in purchased transportation and commissions is the result of increased brokerage activity at several of the Company’s operations.  Brokered loads pay a higher percentage of purchased transportation and commission as carriers are responsible for paying their own liability insurance. Purchased transportation and commissions at the Company’s non-wholly owned subsidiaries increased by $4.6 million which accounts for 91.0% of the total increase. The increase is related to the increased revenues at these non-wholly owned subsidiaries. Purchased transportation and commission expense at the Company’s non-wholly owned operations increased from 86.7% of operating revenue to 87.1% for the three months ended March 31, 2010 and 2011, respectively.

One of the Company’s subsidiaries uses employees to staff the terminals rather than independent sales agents.  As a result, this operation has higher operating expenses relative to revenue than the Company’s other operations.  This operation accounted for approximately 11% and 12% of the Company’s consolidated operating revenues in 2010 and 2011, respectively.

Salaries expense is not directly variable with revenue and increased approximately $0.3 million for the three months ended March 31, 2011 compared to the same period of time in 2010.  The non-wholly owned subsidiaries accounted for approximately $0.2 million of the increase in salaries expense.  This increase in salaries expense is primarily attributable to additional staffing necessities at several of the Company’s subsidiaries.  Salaries expense increased 0.1% as a percentage of operating revenue from 6.2 % for the three months ended March 31, 2010 to 6.3% for the three months ended March 31, 2011.

Insurance and claims decreased to 2.5% of operating revenue for the three months ended March 31, 2011 from 3.1% for the same period of time in 2010.  This was a decrease of approximately $0.2 million for the three months ended March 31, 2011 compared to the same period of time in 2010.  This decrease is attributable to increased brokered revenue for which the Company does not pay liability insurance on, as well as decreased insurance premiums.  A majority of the insurance and claims expense is based on a percentage of revenue and, as a result, will increase or decrease on a consolidated basis with the Company’s revenue.  Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.  A material increase in the frequency or severity of accidents or the unfavorable development of existing claims could adversely affect the Company’s operating income.

Other operating expenses decreased to 4.1% of revenue for the three months ended March 31, 2011 from 5.0% of revenue for the three months ended March 31, 2010.   While not all operating expenses are directly variable with revenues, the increased revenue can directly impact several components of operating expenses.  The Company experienced a slight decrease in rent expense related to the expiration of certain leases, a slight decrease in depreciation and amortization, as well as a 73.3% decrease in bad debt expense from $0.23 million for the three months ended March 31, 2010 to $0.06 million for the same period of time in 2011 as a result of improved collections.

Based on the changes in revenue and expenses discussed above, operating income decreased $0.01 million from 2010 to 2011.  For the three months ended March 31, 2011, the Company had operating income of 1.5% of operating revenues compared to 1.8% of operating revenues for the three months ended March 31, 2010.

Interest expense decreased to 0.1% as a percentage of revenue for the three months ended March 31, 2011 compared to 0.4% as a percentage of revenue for the three months ended March 31, 2010.  This decrease is primarily attributable to decreased notes payable and borrowings against the Company’s line of credit and decreased interest rates on the line of credit.  The Company’s interest rate being charged on the line of credit decreased from 4.600% as of March 31, 2010 to 3.600% as of March 31, 2011.  Under the amended line of credit agreement, the Company’s interest rate is “One Month LIBOR” plus 3.35%.

Federal and state income tax expense remained consistent at $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  Income tax expense is primarily related to federal, state, and local taxes, as each subsidiary is required to file stand-alone state tax returns.

The Company also recognized noncontrolling interest expense of $0.4 million for the three months ended March 31, 2011 compared to $0.3 million for the three months ended March 31, 2010 to the noncontrolling interest holders relating to their portion of its subsidiaries’, ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics, LLC, net income for the three months ended March 31, 2011 and 2010, respectively.  ARL Transport, LLC, Carolina National Transportation, LLC and US 1 Logistics LLC are each 60% owned subsidiaries of the Company.

As a result of the factors outlined above, net income attributed to US 1 Industries, Inc. for the three months ended March 31, 2011 was $0.2 million compared to a $0.1 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

During the three months ended March 31, 2011, the Company’s financial position improved slightly.  The Company had shareholders’ equity of $19.3 million at March 31, 2011 compared with $19.1 million at December 31, 2010.

Net cash provided by (used in) operating activities decreased $0.4 million from $0.1 million for the three months ended March 31, 2010 to ($0.3) million for the three months ended March 31, 2011.

Working capital items used cash of $1.1 million for the three months ended March 31, 2011 compared to $0.8 million for the three months ended March 31, 2010.  The increase in cash used is attributable to the increase in accounts receivable associated with the Company’s increase in revenue at the Company’s non-wholly owned operations, locations, and new offices.  The Company experienced an increase in net income of $0.09 million from $0.11 million for the three months ended March 31, 2010 to $0.20 for the three months ended March 31, 2011.

The Company’s accounts receivable used cash of $2.4 million for the three months ended March 31, 2011 due to an increase in revenue at several of the company’s subsidiaries.  Accounts receivable used cash of $3.3 for the three months ended March 31, 2010.

The Company, through its subsidiaries, makes advances under other receivables to owner operators and agents in the normal course of business.  Generally the largest contributor to change in other receivables is owner operator advances associated with the daily operations of the Company.  Advances are generally issued to provide the owner operators with fuel and other resources needed to complete the movement of a load or multiple loads.  These advances are typically collected each week during the settlement process.  Owner operator settlements are the weekly process of paying for the loads which have been completed. The advances do not earn interest.  The balance of the other accounts receivable has increased from $4.4 million at March 31, 2010 to $5.4 million at March 31, 2011.  Activity from other receivables used cash of $1.0 for the three months ended March 31, 2011 compared to using cash of $0.8 million for the three months ended March 31, 2010.

Activity from Notes Receivable provided cash of $0.1 million for the three months ended March 31, 2011 and for the same period of time in 2010.  The Company, through its subsidiaries, periodically makes advances under notes receivable to certain agents and owner operators in the normal course of business.  Notes may be issued for a number of reasons but typically to provide capital for business expansion, this is main reason for material changes in the balance of notes receivable.  The balance of these notes decreased from $0.7 million for the three months ended March 31, 2010 to $0.6 million for the three months ended March 31, 2011, respectively.

Accounts Payable provided $2.7 million in cash for the three months ended March 31, 2011 compared to $2.8 million for the same period in 2010.  This increase in cash provided from accounts payable during the three months ended March 31, 2011 is attributable to timing of payments made to owner operators.

Net cash used in investing activities was $0.002 million for the three months ended March 31, 2011 compared to $0.07 million for the same period in 2010. During the three months ended March 31, 2010 the net cash used in investing activities is primarily due to the purchase of fixed assets.

Net cash provided by (used in) financing activities was $0.26 million for the three months ended March 31, 2011 compared ($0.07) million for the three months ended March 31, 2010.  The Company used cash of $1.0 million for the three months ended March 31, 2011 for the repayments under the line of credit compared to repayments of $0.2 million for the three months ended March 31, 2010.  The change in the Company’s bank overdraft provided cash of $1.3 million for the three months ended March 31, 2011 compared to $0.5 million for the same period in 2010.

The Company and its subsidiaries have a $17.5 million line of credit that was amended on September 28, 2010.  The amendment included (1) an extension of the maturity date from October 1, 2010 to October 1, 2011, (2) a modification of the interest rate to LIBOR plus 3.35%, (3) a modification of the provision for the minimum debt service ratio to deduct nonrecurring and non-cash gains from the numerator, and, (4) the deletion of Unity Logistics Services Inc. (“Unity”) and ERX, Inc. (“ERX”) as part of the borrowing entity.  This line of credit matures on October 1, 2011.  Historically the revolving line of credit has been extended prior to maturity and management anticipates that this will occur in 2011.  Advances under this revolving line of credit are limited to 75% of eligible accounts receivable.  Unused availability under the amended line of credit was $10.3 million at March 31, 2011.     The Company’s accounts receivable, property, and other assets are collateral under the agreement.  Borrowings up to $3.0 million are guaranteed by the Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2011, the outstanding borrowings on this line of credit were $7.2 million.

This line of credit is subject to termination upon various events of default, including failure to remit timely payments of interest, fees and principal, any adverse change in the business of the Company or failure to meet certain financial covenants.  As of March 31, 2011, financial covenants include: minimum debt service ratio, maximum total debt service coverage ratio, limits on capital expenditures, prohibition of dividends and distributions that would put the Company out of compliance, and prohibition of additional indebtedness without prior authorization.  At March 31, 2011, the Company, and its subsidiaries were in compliance with these financial covenants.

The balance outstanding under this line of credit agreement is classified as a current liability at March 31, 2011 and 2010.

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

The Company has approximately $0.4 million of other accounts receivable due from entities that could be deemed to be under common control as of March 31, 2011.

One of the insurance providers to the Operating Subsidiaries, American Inter-Fidelity Exchange (AIFE), is managed by Lex Venditti, a director of the Company.  The Company has an investment of $126,461 in the provider.  AIFE provides liability and cargo insurance to several subsidiaries of the Company as well as other entities, some of which are related to the Company by common ownership. For the years ended December 31, 2010 and 2009, cash paid to AIFE for insurance premiums and deductibles, excluding bobtail and physical damage insurance to the independent owner operators, was approximately $2.8 million and $2.9 million, respectively.

None of the Operating Subsidiaries exercise control over the operations of AIFE. As a result, the Company recorded its investment in AIFE under the cost method of accounting for each of the years ended December 31, 2010and 2009. Under the cost method, the investment in AIFE is reflected at its original amount and income is recognized only to the extent of dividends paid by AIFE. There were no dividends declared by AIFE for the years ended December 31, 2010 and 2009.  For the years ended December 31, 2010 and 2009, a subsidiary insurance agency of the Company, recorded commission income of $0.4 million and $0.7 million, respectively, related to premiums with AIFE.  This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2010 and 2009, respectively.

If AIFE incurs a net loss, the loss may be allocated to the various policyholders based on each policyholder’s premium as a percentage of the total premiums of AIFE for the related period. There was no such loss assessment for any of the years ended December 31, 2010 and 2009.

For the years ended December 31, 2010 and 2009, a subsidiary insurance agency of the Company, recorded commission income of $0.4 million and $0.7 million, respectively, related to premiums with AIFE.  This commission income is reflected as a reduction of insurance expense in the consolidated financial statements of the Company for the years ended December 31, 2010 and 2009, respectively.

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

At March 31, 2011 and 2010, the Company paid consulting fees of $0.02 million to two of its directors, relating to insurance and other services.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company has a revolving line of credit with US Bank which currently bears interest at the “One Month LIBOR” plus 3.35%  (at March 31, 2011 the interest rate was 3.60%).  The interest rate was based on certain financial covenants.  A one percentage point change in the LIBOR rate would result in approximately $0.07 million in additional expense annually.

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

May 16, 2011